Form 10QSB
period 2007-06-30
Lake Victoria Mining Company, Inc.
filed 2007-09-27
CIK 1402062

=========================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-144051

LAKE VICTORIA MINING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6805 Sundance Trail
Riverside, California 92506
(Address of principal executive offices, including zip code.)

(951) 907-9911
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [X]     No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

As of June 30, 2007, the Company had 4,000,000 shares of common stock outstanding.

=========================================================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

LAKE VICTORIA MINING, INC.
( AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	June 30,	March 31,
	2007	2007
	(Unaudited)
ASSETS

Current assets
Cash	$4,473	$300
Total Current Assets	4,473	300

TOTAL ASSETS	$4,473	$300

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	$14,968	$9,600
Advances payable - related party	27,500	20,000
Related party payable	420	420
Total Current Liabilities	42,888	30,020

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value: 100,000,000	-	-
authorized, no shares issued or outstanding
Common stock, $0.00001 par value;
100,000,000 shares authorized,
4,000,000 shares issued and outstanding	40	40
Additional paid-in capital	-	-
Subscription receivable	(35)	(35)
Accumulated deficit during exploration stage	(38,420)	(29,725)
Total stockholders' deficit	(38,415)	(29,720)

TOTAL LIABILITIES AND
STOCKHOLDERS DEFICIT	$4,473	$300

See accompanying condensed notes to interim financial statements.

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Period from
		Three Months	March 14, 2007
		Ended	(Inception) to
		June 30, 2007	June 30, 2007
		(Unaudited)	(Unaudited)

Revenue		$-	$-

OPERATING EXPENSES
General and administrative expenses		8,695	38,420

Total operating expense		8,695	38,420

LOSS FROM OPERATIONS		(8,695)	(38,420)

LOSS BEFORE TAXES		(8,695)	(38,420)

INCOME TAX EXPENSE		-	-

NET LOSS		$(8,695)	$(38,420)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		4,000,000

See accompanying condensed notes to interim financial statements.

LAKE VICTORIA MINING, INC.
( AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
		Period from
	April 01, 2007	March 14, 2007
	through	(Inception) to
	June 30, 2007	June 30, 2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,695)	$(38,420)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Increase in accrued expenses	5,368	14,968
Net cash used by operating activities	(3,327)	(23,452)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of stock	5	5
Related party payable proceeds	7,500	27,920
Net cash provided by financing activities	7,500	27,925

Net increase in cash and cash equivalents	4,173	4,473

Cash at beginning of period	300	-

Cash at end of period	$4,473	$4,473

SUPPLEMENTAL CASH DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for subscription receivable	$-	$35

See accompanying condensed notes to interim financial statements.

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Lake Victoria Mining Company, Inc. (hereinafter “the Company”) was incorporated March 14, 2007 under the laws of the State of Nevada.

The principal business of the Company is to search for mineral deposits or reserves which are not in either the development or production stage. The Company is an exploration stage corporation that intends to conduct exploration activities on a gold property located in Tanzania, which consists of one mining license containing an area of approximately 70.72 square kilometers.

The Company’s administrative office is located in Riverside, California 92506. The Company’s year-end is March 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of Lake Victoria Mining Company, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2007

These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt with original maturities of three months or less to be cash equivalents.

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted losses per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Exploration Stage
The Company has been in an exploration stage since its formation and has not realized any revenues from operations. It is primarily engaged in searching for mineral deposits or reserves which are not in either the development or production stage.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2007.

Income Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No.109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2007, the Company had deferred tax assets (calculated at an expected rate of 34%) of approximately $13,100 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2007

realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at June 30, 2007. The significant components of the deferred tax asset at June 30, 2007 were as follows:

Net operating loss carryforward	$38,400

Deferred tax asset	$13,100
Deferred tax asset valuation allowance	(13,100)
Net deferred tax asset	$-

At June 30, 2007, the Company has net operating loss carryforwards of approximately $38,400, which expire in the year 2027.

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit incurred through June 30, 2007. The Company has no revenues, limited cash, negative working capital, and losses from operations. Management intends to seek additional capital from new equity securities offerings that will provide funds needed begin the exploration for gold. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need $100,000 to continue in existence for the following twelve months. The Company expects to be able to control its cash outflows based upon funds received.

Mineral Properties
Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value. As of June 30, 2007, the Company did not have rights to any mineral properties.

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2007

On May 25, 2007, license 2747/2004 was granted by the Ministry of Energy and Minerals to Uyowa Gold Mining and Exploration Company Limited for the period of seven years with the intention of conducting exploration activity. The license is owned 100% by Uyowa Gold Mining and Exploration Company Limited and with the Mineral Property Purchase/Option Agreement (See Note 3) the license will be optioned 100% to Lake Victoria Mining Company, Inc. No royalties or other encumbrances exist with respect to this property.

NOTE 3 - MINERAL PROPERTY PURCHASE/OPTION AGREEMENT

The license 2747/2004 was granted by the ministry of Energy and Minerals to Uyowa Gold Mining and Exploration Company Limited in 2007 for the period of seven years with the intension of doing exploration.

The gold property is situated in Magu District, Mwanza region in northern Tanzania, approximately 1,200 km northwest of Dar es Salaam by road. The area can be reached by moving northeastwards from Mwanza city on the all-weather Mwanza-Magu-Bunda sealed road that continues northwards to Musoma. From Itongo village on this road, which is 125 km from Mwanza, the license area can be reached by moving southeastwards on a secondary road for a distance of 6 km. Both Magu and Bunda are Districts headquarters.

The Company acquired a license to explore the property from Uyowa Gold Mining and Exploration Company Limited, P.O. Box 80079, Dar es Salaam, Tanzania. Under the terms of the license, the Company is able to acquire 100% interest in the property by contracting its own geologist, paying the owner $20,000 (Initial Payment Date) within a maximum of 100 days of the Initial Signing Date and issuing 10% of the Company's share capital on the Initial Payment Date.

NOTE 4– CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of June 30, 2007, the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company. On March 2007, the Company issued 4,000,000 shares of common stock for cash of $5 and a subscription receivable of $35.

During the three months ended June 30, 2007, the Company issued no shares of common stock.

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 5 – RELATED PARTY TRANSACTIONS

In May 2007 the Company’s majority shareholder loaned Company an additional $7,500. This loan is noncollateralized, non-interest bearing and due on demand.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to June 30, 2007, the Company has plans to register up to 2,000,000 shares of its common stock to be sold in a private placement.

On August 6, 2007, the form SB-2 Registration Statement of Lake Victoria Mining Company, Inc. (“Company”) was declared effective by the Securities and Exchange Commission (the “SEC”) which approved the selling of up to 2,000,000 shares of common stock at an offering price of $0.10 per share. There were no underwriters involved in the public offering.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     This Form 10-QSB for the period ended June 30, 2007 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenditures. This is because we have not generated any revenues. Accordingly, cash must be raised from other sources. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. If we raise the minimum amount of money from our public offering, we believe it will last twelve months.

     We will be conducting research in the form of exploration of the property which is described briefly below. Our exploration program is explained in as much detail as possible in the business section of our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months.

     The license 2747/2004 was granted by the ministry of Energy and Minerals to Uyowa Gold Mining and Exploration Company Limited in 2007 for the period of seven years with the intension of doing exploration.

     The gold property is situated in Magu District, Mwanza region in northern Tanzania, approximately 1,200 km northwest of Dar es Salaam by road. The area can be reached by moving northeastwards from Mwanza city on the all-weather Mwanza-Magu-Bunda sealed road that continues northwards to Musoma. From Itongo village on this road, which is 125 km from Mwanza, the license area can be reached by moving southeastwards on a secondary road for a distance of 6 km. Both Magu and Bunda are Districts headquarters.

     We acquired a license to explore the property from Uyowa Gold Mining and Exploration Company Limited, P.O. Box 80079, Dar es Salaam, Tanzania. Under the terms of the license, we are able to acquire 100% interest in the property by contracting our own geologist, paying the owner $20,000 (Initial Payment Date) within a maximum of 100 days of the Initial Signing Date and issuing 10% of our share capital on the Initial Payment Date.

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until our public offering is successfully completed. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can’t raise it, we will have to suspend or cease operations.

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money from our public offering. That is because we do not have money to start exploration. Once our public offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the acquisition of the property from Uyowa Gold Mining and Exploration Company Limited, P.O. Box 3167, Dar es Salaam, Tanzania and a physical examination of the property by Mr. Gamache, our president and a director. The license was recorded in our name.

     We are searching for mineralized material. Mineralized material is an ore body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict either the costs or selling price until we find mineralized material.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what is located under adjoining property may or may not be located under the property.

     We intend to implement an exploration program which consists of geochemical surveys such as rockchip/soil sampling and geological mapping should be undertaken across faults inferred from the aeromagnetic lineaments.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no plans to raise additional funds other than the funds being raised in our public offering. Further, there is no assurance we will be able to raise any additional funds in the event we discover mineralized material and a have a defined ore body.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations.

     All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we will conduct the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from our public offering, whether it be the minimum amount or the maximum amount, will allow us to operate for one year.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

     To meet our need for cash we are attempting to raise money from our public offering. We cannot guarantee that we will be able to raise enough money through our public offering to stay in business. What money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our public offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     We have discussed this matter with our officers and directors and David Gamache has agreed to advance funds as needed until our public offering is completed or failed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. The foregoing agreement is oral, there is nothing in writing to evidence the same. While Mr. Gamache has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Whether we raise the minimum amount or maximum amount, it will last a year. Other than as described in this paragraph, we have no other financing plans.

     We acquired the right to conduct exploration activities on one property containing one license. We will begin our exploration program upon completion of our public offering. We expect to start exploration operations within 90 days of completing our public offering. As of the date of this report, we have yet to begin operations and therefore we have yet to generate any revenues.

     Since inception, we have issued 4,000,000 shares of our common stock and received $40.00.

     As of the date of this report, we have yet to begin operations and therefore have not generated any revenues.

     In March 2007, 3,000,000 shares of common stock were issued to Kilimanjaro Mining Company, Inc., a corporation owned and controlled by Heidi Kalenuik. Further, in March 2007, 500,000 shares of common stock were issued to David Gamache, one of our officers and directors and 500,000 shares of common stock were issued to George Lennox, another of our officers and directors. The 4,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers’ transaction or in a transaction directly with a market maker.

     As of June 30, 2007, our total assets were $4,473 and our total liabilities were $42,888.

ITEM 3.     CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.

PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On August 6, 2007, the Securities and Exchange Commission declared our Form SB-2 registration statement effective (SEC file no. 333-144051) which allowed us to sell up to 2,000,000 shares of common stock at an offering price of $0.10 per share. There were no underwriters involved in the public offering. As of the date of this report, we have not sold any shares of common stock.

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) or 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of September, 2007.

LAKE VICTORIA MINING COMPANY, INC.

BY:   DAVID GAMACHE
         David Gamache, President, Principal Executive
         Officer, Treasurer, Principal Financial Officer,
         Principal Accounting Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) or 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).