Form 10QSB
period 2007-09-30
Lake Victoria Mining Company, Inc.
filed 2007-11-14
CIK 1402062

=========================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-144051

LAKE VICTORIA MINING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

6805 Sundance Trail
Riverside, California 92506
(Address of principal executive offices, including zip code.)

(951) 907-9911
(Registrant's telephone number, including area code)

The Company is a Shell company: YES [X]     NO [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]     NO [   ]

As of November 14, 2007, the Company had 4,768,000 shares of common stock outstanding.

=========================================================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

LAKE VICTORIA MINING, INC.
( AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
	September 30,	March 31,
	2007	2007
	(Unaudited)

ASSETS

Current assets
Cash	$23,964	$300
Total Current Assets	23,964	300

PROPERTY AND EQUIPMENT, NET	-	-

TOTAL ASSETS	$23,964	$300

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	2,968	9,600
Advances payable - related party	53,500	20,000
Related party payable	420	420
Total Current Liabilities	56,888	30,020

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value: 100,000,000	-	-
authorized, no shares outstanding
Common stock, $0.00001 par value;
100,000,000 shares authorized, 4,768,000 and 4,000,000
shares issued and outstanding,respectively	48	40
		-
Additional paid-in capital	76,792	-
Subscription receivable	(67,335)	(35)
Accumulated deficit during exploration stage	(42,428)	(29,725)
Total stockholders' Deficit	(32,923)	(29,720)

TOTAL LIABILITIES AND
STOCKHOLDERS DEFICIT	$23,964	$300

The accompanying condensed notes are an integral part of these financial statements.

LAKE VICTORIA MINING, INC.
( AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
		Three Months		Six Months
		Ended		Ended
		September 30, 2007		September 30, 2007
		(Unaudited)		(Unaudited)

REVENUE		$-		$-

OPERATING EXPENSES
General and administrative expenses		4,010		12,705

Total operating expense		4,010		12,705

LOSS FROM OPERATIONS		(4,010)		(12,705)

OTHER INCOME(EXPENSES)
Interest income		2		2
Total other income		2		2

LOSS BEFORE TAXES		(4,008)		(12,703)

INCOME TAX EXPENSE		-		-

NET LOSS		$(4,008)		$(12,703)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		4,036,467		4,018,333

The accompanying condensed notes are an integral part of these financial statements.

LAKE VICTORIA MINING, INC.
( AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
	Three Months	Six Months
	Ended	Ended
	September 30, 2007	September 30, 2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,008)	$(12,703)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Increase in Accounts payable	-	-
Increase in accrued expenses	(12,001)	(6,633)
Increase in advances payable - related party	-	-
Net cash used by operating activities	(16,009)	(19,336)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of stock	9,500	9,500
Related party payable proceeds	26,000	33,500
Net cash provided by financing activities	35,500	43,000

Net increase in cash and cash equivalents	19,491	23,664

Cash at beginning of period	4,473	300

Cash at end of period	$23,964	$23,964

SUPPLEMENTAL CASH DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for subscription receivable	$(67,300)	$(67,335)

The accompanying condensed notes are an integral part of these financial statements.

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 – DESCRIPTION OF BUSINESS

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

The Company’s administrative office is located in Riverside, California. The Company’s year-end is March 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted account principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2007. In the opinion of management, the unaudited interim financial statement furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a statement of the results for the interim period presented. Operating results for the three month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from the estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of Lake Victoria Mining Company, Inc. are presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.

These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt with original maturities of three months or less to be equivalent.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

At September 30, 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2007.

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

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

At September 30, 2007, the Company had deferred tax assets (calculated at an expected rate of 34%) of approximately $14,416 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at September 30, 2007. The significant components of the deferred tax asset at September 30, 2007 were as follows:

Net operating loss carryforward	$42,400
Deferred tax asset	$14,416
Deferred tax asset valuation allowance	(14,416)
Net deferred tax asset	$-

At September 30, 2007, the Company has net operating loss carryforwards of approximately $42,400, which expire in the year 2027.

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

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit incurred through September 30, 2007. The Company has no revenues, limited cash, negative working capital, and losses from operations. Management intends to seek additional capital from new equity securities offerings that will provide funds needed begin the exploration for gold. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need $100,000 to continue in existence for the following twelve months. The Company expects to be able to control its cash outflows based upon funds received.

Mineral Properties
Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value. As of September 30, 2007, the Company did not have rights to any mineral properties.

On May 25, 2007, license 2747/2004 was granted by the Ministry of Energy and Minerals to Uyowa Gold Mining and Exploration Company Limited for the period of seven years with the intention of doing exploration. The license is owned 100% by Uyowa Gold Mining and Exploration Company Limited and with the present agreement the license will be optioned 100% to Lake Victoria Mining Company, Inc. No royalties or other encumbrances exist with respect to this property.

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

NOTE 3 - MINERAL PROPERTY PURCHASE/OPTION AGREEMENT

The license 2747/2004 was granted by the ministry of Energy and Minerals to Uyowa Gold Mining Exploration Company Limited in 2007 for the period of seven years with the intension of doing exploration.

The gold property is situated in Magu District, Mwanza region in northern Tanzania, approximately 1,200 km northwest of Dar es Salaam by road. The area can be reached by moving north eastwards from Mwanza city on the all-weather Mwanza-Magu-Bunda sealed road that continues northwards to Musoma. From Itongo village on this road, which is 125 km from Mwanza, the license area can be reached by moving southeastwards on a secondary road for a distance of 6 km. Both Magu and Bunda are Districts headquarters.

The Company acquired a license to explore the property from Uyowa Gold Mining and Exploration Company Limited, P.O. Box 80079, Dar es Salaam, Tanzania. Under the terms of the license, the Company is able to acquire 100% interest in the property by contracting its own geologist, paying the owner $20,000 (Initial Payment Date) within a maximum of 100 days of the Initial Signing Date and issuing 10% of Company's share capital on the Initial Payment Date.

NOTE 4– CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of September 30, 2007, the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

In its initial capitalization in March 2007, the Company issued 4,000,000 shares of common stock for cash of $5 and a subscription receivable of $35.

As of September 30, 2007, the Company issued 768,000 shares of common stock at a price of $0.10 per share for cash of $9,500 and a subscription receivable of $67,300.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of September 30, 2007 the Company’s majority shareholder loaned the Company $26,000, bringing the total amount of the related party loan to $53,500. This loan is noncollateralized and due on demand.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to September 30, 2007, the Company issued 235,000 shares of common stock at a price of $0.10 per share in October. On October 5, 2007, we completed our public offering selling 1,003,000 shares of common stock inconsideration of $100,300.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     This Form 10-QSB for the period ended September 30, 2007 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

     We will be conducting research in the form of exploration of the property. We are not going to buy or sell any plant or significant equipment during the next twelve months.

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until our public offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and can’t raise it, we will have to suspend or cease operations.

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

     We are searching for mineralized material. Mineralized material is an ore body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict what that will be until we find mineralized material.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under adjoining property may or may not be located under the property.

     We intend to implement an exploration program which consists of geochemical surveys such as rockchip/soil sampling and geological mapping should be undertaken across faults inferred from the aeromagnetic lineaments.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no plans to raise additional funds other than the funds being raised in our public offering. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

     All of the work on the property will be conduct by unaffiliated independent contractors that will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

     To become profitable and competitive, we conduct the research and exploration of our properties before we start production of any minerals we may find. We believe we have the funds to operate for one year.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

     To meet our need for cash, we raised $100,300 money from our public offering. We acquired one property containing one license. The property is staked and we will begin our exploration plan shortly.

     Since inception, we have issued 4,768,000 shares of common stock for cash of $9,505 and a subscription receivable of $67,335.

     As of September 30, 2007, our total assets were $23,964 and our total liabilities were $56,888.

ITEM 3.     CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures: Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On August 6, 2007, the Securities and Exchange Commission declared our Form SB-2 registration statement effective (SEC file no. 333-144051) which allowed us to sell up to 2,000,000 shares of common stock at an offering price of $0.10 per share. There were no underwriters involved in the public offering. On October 5, 2007, we completed our public offering and sold 1,003,000 shares of common stock to 52 persons in consideration of $100,300.

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November, 2007.

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