Form 10QSB/A
period 2007-09-30
Lake Victoria Mining Company, Inc.
filed 2007-11-16
CIK 1402062

========================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]     NO [  ]

As of November 14, 2007, the Company had 5,771,000 shares of common stock outstanding.

========================================================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

LAKE VICTORIA MINING COMPANY, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	September 30,	March 31,
	2007	2007
	(Unaudited)

ASSETS

Current assets
Cash	$23,964	$300
Total Current Assets	23,964	300

PROPERTY AND EQUIPMENT, NET	-	-

TOTAL ASSETS	$23,964	$300

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	2,968	9,600
Advances payable - related party	53,500	20,000
Related party payable	420	420
Total Current Liabilities	56,888	30,020

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value: 100,000,000	-	-
authorized, no shares outstanding
Common stock, $0.00001 par value;
100,000,000 shares authorized, 4,768,000 and 4,000,000
shares issued and outstanding, respectively	48	40
		-
Additional paid-in capital	76,792	-
Subscription receivable	(67,335)	(35)
Accumulated deficit during exploration stage	(42,428)	(29,725)
Total stockholders' Deficit	(32,923)	(29,720)

TOTAL LIABILITIES AND
STOCKHOLDERS DEFICIT	$23,964	$300

The accompanying condensed notes are an integral part of these financial statements

LAKE VICTORIA MINING COMPANY, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS

					Period from
		Three Months		Six Months	March 14, 2007
		Ended		Ended	(Inception) to
	September 30, 2007			September 30, 2007	September 30, 2007
		(Unaudited)		(Unaudited)	(Unaudited)

REVENUE		$-		$-	$-

OPERATING EXPENSES
General and administrative expenses		4,010		12,705	42,430

Total operating expense		4,010		12,705	42,430

LOSS FROM OPERATIONS		(4,010)		(12,705)	(42,430)

OTHER INCOME(EXPENSES)
Interest income		2		2	2
Total other income		2		2	2

LOSS BEFORE TAXES		(4,008)		(12,703)	(42,428)

INCOME TAX EXPENSE		-		-	-

NET LOSS		$(4,008)		$(12,703)	$42,428)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		4,036,467		4,018,333	4,018,333

The accompanying condensed notes are an integral part of these financial statements

LAKE VICTORIA MINING COMPANY, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

			Period from
	Three Months	Six Months	March 14, 2007
	Ended	Ended	(Inception) to
	September 30, 2007	September 30, 2007	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,008)	$(12,703)	$(42,428)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Increase in Accounts payable	-	-	-
Increase in accrued expenses	(12,001)	(6,633)	2,967
Increase in advances payable - related party	-	-	-
Net cash used by operating activities	(16,009)	(19,336)	(39,461)

CASH FLOWS PROVIDED BY INVESTING
ACTIVITIES:	-	-	-

CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES:
Proceeds from issuance of stock	9,500	9,500	9,505
Related party payable proceeds	26,000	33,500	53,920
Net cash provided by financing activities	35,500	43,000	63,425

Net increase in cash and cash equivalents	19,491	23,664	23,964

Cash at beginning of period	4,473	300	-

Cash at end of period	$23,964	$23,964	$23,964

SUPPLEMENTAL CASH DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Stock issued for subscription receivable	$(67,300)	$(67,335)	$(67,335)

The accompanying condensed notes are an integral part of these financial statements

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

NOTE 6 - SUBSEQUENT EVENTS

On October 5, 2007, the Company completed their public offering selling 1,003,000 shares of common stock in consideration of $100,300.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of November, 2007.

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