Form 10-Q
period 2007-12-31
Lake Victoria Mining Company, Inc.
filed 2008-02-14
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-144051

LAKE VICTORIA MINING COMPANY, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

6805 Sundance Trail
Riverside, California 92506
(Address of principal executive offices, including zip code.)

(951) 907-9911
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,003,000 as of February 8, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

		December 31,	March 31,
		2007	2007
		(Unaudited)

ASSETS
Current assets
Cash		$112,524	$300
		112,524	300

PROPERTY AND EQUIPMENT, NET		-	-

TOTAL ASSETS		$112,524	$300

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable		$4,441	$-
Accrued expenses		600	9,600
Advances payable - related party		53,920	20,420
Other Payables		79	-
Total Current Liabilities		59,040	30,020

COMMITMENTS AND CONTINGENCIES		-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value: 100,000,000		-	-
authorized, no shares outstanding
Common stock, $0.00001 par value;
100,000,000 shares authorized, (5,003,000 +4,000,000)
shares issued and outstanding, respectively		50	40
			-
Additional paid-in capital		100,290	-
Subscription receivable		(35)	(35)
Accumulated deficit during exploration stage		(46,821)	(29,725)
Total stockholders' Deficit		53,484	(29,720)

TOTAL LIABILITIES AND
STOCKHOLDERS DEFICIT		$112,524	$300

The accompanying condensed notes are an integral part of these financial statements.
F -1

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS

				Period from
	Three Months		Nine Months	March 14, 2007
	Ended		Ended	(Inception) to
	December 31, 2007		December 31, 2007	December 31, 2007
	(Unaudited)		(Unaudited)	(Unaudited)

REVENUE	$-		$-	$-

OPERATING EXPENSES
General and administrative expenses	4,444		17,149	46,874

Total operating expense	4,444		17,149	46,874

LOSS FROM OPERATIONS	(4,444)		(17,149)	(46,874)

OTHER INCOME (EXPENSES)
Interest income	51		53	53
Total other income	51		53	53

LOSS BEFORE TAXES	(4,392)		(17,096)	(46,821)

INCOME TAX EXPENSE	-		-	-

NET LOSS	$(4,392)		$(17,096)	$(46,821)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED $	nil	$	nil	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	5,003,000		4,439,222	4,439,222

The accompanying condensed notes are an integral part of these financial statements.

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

			Period from
	Three Months	Nine Months	March 14, 2007
	Ended	Ended	(Inception) to
	December 31, 2007	December 31, 2007	December 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,392)	$(17,096)	$(46,821)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Increase in Accounts payable	4,441	4,441	4,441
Increase in accrued expenses	(2,368)	(9,000)	600
Increase in other payables	79	79	79
Net cash used by operating activities	(2,240)	(21,576)	(41,701)

CASH FLOWS PROVIDED BY INVESTING	-	-	-
ACTIVITIES:

CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES:
Proceeds from issuance of stock	90,800	100,300	100,305
Related party payable proceeds	-	33,500	53,920
Net cash provided by financing activities	90,800	133,800	154,225

Net increase in cash and cash equivalents	88,560	112,224	112,524

Cash at beginning of period	23,964	300	-

Cash at end of period	$112,524	$112,524	$112,524

SUPPLEMENTAL CASH DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Stock issued for subscription receivable	$(35)	$(35)	$(35)

The accompanying condensed notes are an integral part of these financial statements.

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

NOTE 1 – DESCRIPTION OF BUSINESS

Lake Victoria Mining Company, Inc. (hereinafter “the Company”) was incorporated March 14, 2007 under the laws of the State of Nevada.

The principal business of the Company is to search for mineral deposits or reserves which are not in either the development or production stage. The Company is an exploration stage corporation that intends to conduct exploration activities on a gold property located in Tanzania. This property consists of one mining license for an area of approximately 70.72 square kilometers.

The Company’s administrative office is located in Riverside, California. The Company’s year-end is March 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted account principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2007. In the opinion of management, the unaudited interim financial statement furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a statement of the results for the interim period presented. Operating results for the three month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

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
December 31, 2007

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

At December 31, 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable,

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2007.

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

At December 31, 2007, the Company had deferred tax assets (calculated at an expected rate of 34%) of approximately $15,900 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at December 31, 2007. The significant components of the deferred tax asset at December 31, 2007 were as follows:

Net operating loss carryforward	$46,800

Deferred tax asset	$15,900
Deferred tax asset valuation allowance	(15,900)

Net deferred tax asset	$-

At December 31, 2007, the Company has net operating loss carryforwards of approximately $46,800, which expire in the year 2027.

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

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through December 31, 2007. The Company has no revenues, limited cash and losses from operations. Management intends to seek additional capital from new equity securities offerings that will provide funds needed begin the exploration for gold. These plans, if successful, will mitigate the factors which

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need $100,000 to continue in existence for the following twelve months. The Company expects to be able to control its cash outflows based upon funds received.

Mineral Properties
Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value. As of December 31, 2007, the Company did not have rights to any mineral properties.

On May 25, 2007, license 2747/2004 was granted by the Ministry of Energy and Minerals to Uyowa Gold Mining and Exploration Company Limited for the period of seven years with the intention of conducting exploration. The license is owned 100% by Uyowa Gold Mining and Exploration Company Limited and with the present agreement (see Note 3) the license will be optioned 100% to Lake Victoria Mining Company, Inc. No royalties or other encumbrances exist with respect to this property.

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

The Company acquired an option on a license to explore the property from Uyowa Gold Mining and Exploration Company Limited, P.O. Box 80079, Dar es Salaam, Tanzania. Under the terms of the option, the Company is able to acquire 100% interest in the property license by contracting its own geologist, paying the owner $20,000 (Initial Payment Date) within a maximum of 100 days of the Initial Signing Date and issuing 10% of Company's share capital on the Initial Payment Date. In December, an amended agreement was signed extending the expiration date of the license acquisition until February 29, 2008.

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

NOTE 4 – CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of December 31, 2007, the Company has not issued any preferred stock.

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

On October 17, 2007, the Company completed a public offering of 1,003,000 shares of common stock at a price of $0.10 per share for cash of $100,300.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of December 31, 2007, the Company’s majority shareholder loaned the Company $53,920. This loan is noncollateralized and due on demand.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     This Form 10-Q for the period ended December 31, 2007 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this report. We are not going to buy or sell any plant or significant equipment during the next twelve months.

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

     The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money from our public offering. That is because we do not have money to start exploration. Once our public offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The license is owned 100% by Uyowa Gold Mining and Exploration Company Limited with the present agreement the license will be optioned 100% to the Company. In December, an amendment agreement has been signed to extend expiring date of acquisition until February 29, 2008.

     We will search for mineralized material. Mineralized material is an ore body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict what that will be until we find mineralized material.

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

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultants. We have no plans to interest other companies in the property if we do not find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no plans to raise additional funds other than the funds being raised in our public offering. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

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

Liquidity and Capital Resources

     To meet our need for cash we are attempting to raise money from our public offering. We cannot guarantee that we will be able to raise enough money through our public offering to stay in business. On October 17, 2007, the Company completed our public offering selling 1,003,000 shares of common stock at a price of $0.10 per share for cash of $100,300. These proceeds will be applied to the items set forth in the Use of Proceeds section of our public offering. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our public offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     We have discussed this matter with our officers and directors and David Gamache has agreed to advance funds as needed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. The foregoing agreement is oral, there is nothing in writing to evidence the same. While Mr. Gamache has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

     We acquired one license to explore the property. The property is staked and we will begin our exploration plan upon completion of our public offering. We expect to start exploration operations within 90 days of completing this offering. As of the date of this report, we have yet to begin operations and therefore we have yet to generate any revenues.

     As of December 31, 2007, we have issued 1,003,000 shares of common stock at a price of $0.10 per share for cash of $100,300. Since inception, we have issued 5,003,000 shares of common stock for cash of $100,305 and a subscription receivable of $35.

     As of the date of this report, we have yet to begin operations and therefore have not generated any revenues.

     In March 2007, 3,000,000 shares of common stock were issued to Kilimanjaro Mining Company, Inc., a corporation owned and controlled by Heidi Kalenuik. Further, in March 2007, 500,000 shares of common stock were issued to David Gamache, an officer and director and 500,000 shares of common stock were issued to George Lennox, an officer and director. The 4,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers’ transaction or in a transaction directly with a market maker.

     As of December 31, 2007, our total assets were $112,524 and our total liabilities were $59,040.

ITEM 4.        CONTROLS AND PROCEDURES.

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

PART II.   OTHER INFORMATION

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On October 17, 2007, we completed our public offering and sold 1,003,000 shares of common stock to 52 persons in consideration of $100,300. Since then, we have spent the proceeds as follows:

Consulting Services	$0
Explorations	$0
Analyzing Samples	$0
Telephone	$0
Mail	$0
Stationary	$0
Accounting	$4,210
Office Equipment	$0
Secretary	$0
Engineer	$0
TOTAL	$4,210

ITEM 6.        EXHIBITS.

       The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) or 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of February, 2008.

LAKE VICTORIA MINING COMPANY, INC.

BY:   DAVID GAMACHE
         David Gamache, President, Principal
         Executive Officer, Principal Financial Officer,
         Principal Accounting Officer,
         Secretary/Treasurer and a member of the
         Board of Directors.

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