Form 10-K
period 2008-03-31
Lake Victoria Mining Company, Inc.
filed 2008-06-26
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE YEAR ENDED MARCH 31, 2008

Commission file number 333-144051

LAKE VICTORIA MINING COMPANY, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

6805 Sundance Trail
Riverside, California 92506
(Address of principal executive offices, including zip code.)

(951) 907-9911
(telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [   ]     NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: YES [   ]      NO [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. YES [X]     NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X]     NO [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 26, 2008 was $0.90.

	TABLE OF CONTENTS

		Page

	PART I
Item 1.	Business.	3
Item 1A.	Risk Factors.	12
Item 1B.	Unresolved Staff Comments.	12
Item 2.	Properties.	12
Item 3.	Legal Proceedings.	12
Item 4.	Submission of Matters to a Vote of Security Holders.	12

	PART II
Item 5.	Market Price for the Registrant’s Common Equity, Related Stockholders Matters	13
	and Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data.	14
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of	14
	Operation.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	17
Item 8.	Financial Statements and Supplementary Data.	17
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial
	Disclosure.	28

	PART III
Item 9A.	Controls and Procedures.	28
Item 9B.	Other Information.	29
Item 10.	Directors and Executive Officers, Promoters and Control Persons.	29
Item 11.	Executive Compensation.	32
Item 12.	Security Ownership of Certain Beneficial Owners and Management.	33
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	33
Item 14.	Principal Accounting Fees and Services.	34

	PART IV
Item 15.	Exhibits and Financial Statement Schedules.	35

PART I.

ITEM 1.     BUSINESS.

     We were incorporated in the State of Nevada on March 14, 2007. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property. We maintain our statutory registered agent’s office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office is located at 6805 Sundance Trail, Riverside, California 92506. This is our mailing address as well. Our telephone number is (951) 907-9911. David Gamache, our president, supplies this office space on a rent-free basis.

     There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

     We have no plans to change its business activities or to combine with another business, and is not aware of any events or circumstances that might cause its plans to change.

Background

     We acquired a license to explore the property from Uyowa Gold Mining and Exploration Company Limited, P.O. Box 3167, Dar es Salaam, Tanzania.

     Under the terms of the license, we are able to acquire 100% interest in the property by contracting our own geologist, paying the owner $20,000 (Initial Payment Date) within a maximum of 100 days of the Initial Signing Date, issuing 10% of our share capital on the Initial Payment Date, performing on a best efforts basis Schedule B and agreeing to the Production Agreement of Schedule C.

     We have no revenues, achieved losses since inception, no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

     We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

     The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

     To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

     There are no native land licenses that affect title to the property. We have no plans to interest other companies in the property if mineralization is found.

Location and Access

     The license 2747/2004 was granted by the Ministry of Energy and Minerals to Uyowa Gold Mining and Exploration Company Limited on May 25, 2007 for the period of seven years with the intention of doing exploration. The license is owned 100% by Uyowa Gold Mining and Exploration Company Limited and with the present agreement the license will be optioned 100% to Lake Victoria Mining Company, Inc. Lake Victoria Mining Company, Inc. is a recently registered company in the state of Nevada, United States. No royalties or other encumbrances exist with respect to this property.

     The gold property is situated in Magu District, Mwanza region (Figs.1) in northern Tanzania, approximately 1,200 km northwest of Dar es Salaam by road. The area can be reached by moving northeastwards from Mwanza city on the all-weather Mwanza-Magu-Bunda sealed road that continues northwards to Musoma. From Itongo village on this road, which is 125 km from Mwanza, the license area can be reached by moving southeastwards on a secondary road for a distance of 6 km. Both Magu and Bunda are Districts headquarters.

Physiography

     The climate of the area is humid tropical, with two distinct seasons - wet and dry. A rainy season occurs from November to May. Most rainfall (approximately 90%) occurs within the months of February and April. The mean annual day temperature in the area is 26oC but the nights are cooler. A pleasant dry season starts from June. The Nyanzian rocks and Neogene superficials produce open grassy country, extensively cultivated and grazed. Over the granitic rock most of the primary vegetation has been cleared leaving some open woodland and thick bush only on the steeper hillsides.

     The most conspicuous topographic features in the adjacent area are the large Ngasamo and Wamangola Hills to the south, formed by ultra basic intrusive rocks, with intervening flat stretches of grass. The shearing in the granitic rocks bordering the Ndabaka Plains to the south in the Kalemela-Ilundu-Ngamwili area is evidence that the depression containing the plains is a graben. The license area constitutes the northern extremity of the extensive and mature land surface of Sukumaland to the South. The license area is adequately drained by the NW-SE flowing Lutubiga stream together with various other tributaries emanating from the generally E-W flowing Ramadi River. All rivers in the area flow into the Duma River to the South that finally pours its waters into Lake Victoria. The drainage is structurally controlled as they follow joints, shear zones and other internal structures such as foliation. Outcrops in the area are scarce as much of the area is covered with extensive areas of recent alluvium and colluviums.

Geology

     Planar flow structures are observed in the SW part of the prospecting license (PL), and in the central and southeastern parts of the PL. Vertical joints also occur in the central part of the PL. A major NE-trending linear feature observed from the Lutubiga area within the adjacent Kalemela PL to the south coincides with the nyanzian amphibolite outcrops in the central part of the PL. Minor NW-trending linear features also do occur. Amphibolites dip at about 70° to the NE. A dolerite (pigeonitic) dyke thought to be of post Bukoban age occurs on the central south part of the PL.

     The most significant single structural element in the region, the Suguti shear, is located further to the north and east, and lies within a broad, 2-3 km wide, eluviated depression. It has been inferred that the small faults within the PL area are offshoots of this structure and are believed to be economically significant. The Suguti Shear is controlled by a major crustal lineament and that the influence of this structure extends beyond the greenstone belt.

     The synorogenic rocks in the area have a well-developed system of jointing as evidenced from aerial photographs. Planar flow structure is vertical with a general E-W trend. The longest feature appears to be on alignment with outcropping Nyanzian rocks within the PL. metamorphic grade throughout the region is low and probably falls within the range of prehnite pumpelite or lower greenschist facies. Linear fabric, and distortion of primary or syndepositional features such as quartz eyes, pyroclastic fragments and amygdaloidal cavities has not occurred and the regional structural fabric is therefore of low strain. Despite this, accumulated evidence from air photography show that the greenstones are quite heavily deformed in some areas.

     All of the documented gold occurrences in the South Eastern Lake Victoria Goldfields (SELVG) lie mostly within the Nyanzian formation. Experience in Western Australia indicates that there are at least four significant deformation (mineralizing) events and none of these are formation/lithology specific, i.e. gold deposits are found in varying rock types of different ages within the Archaean (Hammond & Nisbet, 1992).

     There are several significant observations that can help in the understanding of the tectonic evolution of the Tanzanian Shield. These are listed below in what is considered to be the chronological order of events:

     (i) The base of the Nyanzian System (comprising basalts and porphyries) lies uncomformably over the granite/gneiss. Shearing and gold mineralization crossing the stratigraphic boundary (e.g. Maji Moto) indicates that this contact is not a simple unconformity. The presence of basal conglomerates, porphyries, etc. implies that in places the contact may be a lag fault (extensional).

     (ii) The presence of garnetiferous amphibolites (at Maji Moto) indicates that lower grade metamorphic lithologies have been juxtaposed with higher grade units. This is likely to have been achieved by faulting of low grade metamorphic rocks, moving them down through the stratigraphy to lie with higher grade rocks in large extensional systems, i.e. lag faults.

     (iii) The basic volcanic suite that comprises the Nyanzian system is clearly post basin-opening. Numerous papers quote the development of shear zones, alteration and gold mineralization through this sequence. The tectonic activity may be synextensional or due to thrusting and stacking as the basin closed. As the foliations within the Nyanzian system are layer parallel, it is likely that the now principal E-W foliation throughout the shield was developed as a consequence of this deformation event.

     (iv) The Kavirondian sediments unconformably overlie the Nyanzian System. The presence of conglomerates and differing age granites indicate that there was another extensional phase once the Nyanzian System was established.

     (v) The emplacement of large granitic domes, E-W in orientation, and also E-W orientated greenstone belts indicate that the entire sequence appears to have been compressed from north to south. In some areas e.g. the Sukumaland, the greenstone belts wrap around the granite/gneiss dome (s) (Mhina & Borg, 1990). This ‘wrap around feature is probably a relict plunging antiform.

     (vi) The emplacement of syn- and post-orogenic felsic intrusive bodies. The intrusion of such features commonly accompanies significant tectonic activity. Many intrusives of this nature may enter dilational sites and jogs within the evolving greenstone/granite terrains. Some of these features may be mineralized.

Local (Deposit) Geology

The local (prospect) geology of the license area is as shown in Figure 2.

Amphibolites- Nyanzian (Archaean)

The Nyanzian emphibolites form isolated outcrops forming an E-W band across the center of the PL. The dominant rock type is plagioclase amphibolites with albite and actionolite as the major mineral constituents and with epidotic, clinozoisite and tremolite, whilst accessory and secondary minerals include quartz, magnetite, ilmenite, sphene chlorite and calcite. Plagioclase amphibolite is the more predominant than zoisite amphibolites.

Syn-tectonic Acid Plutonic Rocks – Precambrian

These rocks underlie most of the Kisesa, Mkula and Kijeleshi areas making up the southern half of the PL. They are sub-divided into granite, biotite granodiorite and hornblende granodiorite. The granite and biotite granodiorite are generally grey, coarse-to medium-grained holocrystalline rocks, composed of primary quartz, oligoclase and microcline, accessory biotite, magnetite, ilmenite, sphene, epidote and apatite; the biotite is usually partly altered to chlorite. Secondary sericite and kaolinitic minerals are present. These rocks that are in places sheared are mostly obscured by colluvium and eluvium of Neogene age. Synorogenic rocks have a well-developed system of jointing which is particularly evident on air photographs. Planar flow structure is usually vertical with a general E-W trend.

Late Orogenic Granites – Precambrian

The late-orogenic granite is pink, coarse- or fine-grained (cf. microgranite) and holocrystalline. The late-orogenic granites appear to be sharply delimited from the synorogenic rocks; outcrops, though limited in extent, generally form rugged prominent topographical features.

Minor Intrusives- Precambrian

Occurrences of metadolerite and appinite generally form features of low relief with occasional outcrops. They are partly altered dark-green medium-grained rocks that appear to form a gradational series. The metadolerite shows partial development of hornblende porphyroblasts that are characteristic of the appinite.

Mbuga – Neogene

This covers the northern half of the PL and consists of heavy, dark, Mbuga clay soils in an area thought to be underlain by both granitic and Nyanzian rocks.

History

     There is no record or evidence of previous exploration or operations on the property.

FIG 1

FIG 2

Supplies

     Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locates products, equipment and materials. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Our Proposed Exploration Program

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from another public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cant raise it, we will have to suspend or cease operations.

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Exploration and surveying has not been initiated and we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the acquisition of the property from Uyowas Gold Mining and Exploration Company Limited and the physical examination of the property by Daniel Malinga and Ishegize Abdul Ishegize, private consultants and qualified persons with extensive field experience. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred, we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict what that will be until we find mineralized material.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

     We do not license to have any minerals or reserves whatsoever at this time on any of the property.

     We intend to implement an initial exploration program which consists of Geochemical surveys such as rockchip/soil sampling and Geological mapping which should be undertaken across faults inferred from the aeromagnetic lineaments. Mr. Ishegize will determine where drilling will occur on the property. Mr. Ishegize will receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the initial exploration program, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. We intend to take our samples to analytical chemists, geochemists and registered assayers located in Manza, United Republic of Tanzania. We have not selected any of the foregoing as of the date of this report.

     We estimate the cost of initial exploration program consisting of : gridding, soil sampling, trenching, geological mapping, soil and rock assays report writing and all accommodations and travel to be $34,320.

The breakdowns were made in consultation with Mr. Ishegize.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material.

     If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything else.

     We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

Competitive Factors

     The gold mining industry is fragmented, that is there are many, many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find gold on the property or not. If we do not, we will cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

     Mineral rights in the United Republic of Tanzania are governed by the Mining Act of 1998, and property and control over minerals are vested in the United Republic of Tanzania. Prospecting for the mining of minerals, except petroleum, may only be conducted under authority of a mineral right granted by the Ministry of Energy and Minerals under this Act.

     The three types of mineral rights most often encountered, which are also those applicable to us are:

  prospecting licenses;
  retention licenses; and
  mining licenses.

     A prospecting license grants the holder thereof the exclusive right to prospect in the area covered by the license for all minerals, other than building and gemstones, for a period of three years. Thereafter, the license is renewable for two further periods of two years each. On each renewal of a prospecting license, 50 percent of the area covered by the license must be relinquished. Before application is made for a prospecting license, a prospecting reconnaissance for a maximum area of 5,000 square kilometers is issued for a period of two years after which a three-year prospecting license is applied for. A company applying for a prospecting license must, inter alia, state the financial and technical resources available to it. A retention license can also be requested from the Minister, after the expiry of the 3-2-2-year prospecting license period, for reasons ranging from funds to technical considerations.

     Mining is carried out through either a mining license or a special mining license, both of which confer on the holder thereof the exclusive right to conduct mining operations in or on the area covered by the license. A mining license is granted for a period of 10 years and is renewable for a further period of 10 years. A special mining license is granted for a period of 25 years and is renewable for a further period of 25 years. If the holder of a prospecting license has identified a mineral deposit within the prospecting area which is potentially of commercial significance, but it cannot be developed immediately by reason of technical constraints, adverse market conditions or other economic factors of a temporary character, it can apply for a retention license which will entitle the holder thereof to apply for a special mining license when it sees fit to proceed with mining operations.

     A retention license is valid for a period of five years and is thereafter renewable for a single period of five years. A mineral right may be freely assigned by the holder thereof to another person, except for a mining license, which must have the approval of the Ministry to be assigned.

     However, this approval requirement for the assignment of a mining license will not apply if the mining license is assigned to an affiliate company of the holder or to a financial institution or bank as security for any loan or guarantee in respect of mining operations.

     A holder of a mineral right may enter into a development agreement with the Ministry to guarantee the fiscal stability of a long-term mining project and make special provision for the payment of royalties, taxes, fees and other fiscal imposts.

     We have complied with all applicable requirements and the relevant licenses have been issued.

Environmental Law

     We are also subject laws dealing with environmental matters relating to the exploration and development of mining properties. The goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety

2.	Archaeological Sites

3.	Exploration Access

     We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

     We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

     We are in compliance with the law and will continue to comply with the law in the future. We believe that compliance with the law will not adversely affect our business operations in the future.

     Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only “cost and effect” of compliance with environmental regulations in Tanzania is returning the surface to its previous condition upon abandonment of the property. We believe the cost of reclamation will be between $3,000 and $5,000. We have not allocated any funds for the reclamation of the property and the proceeds for the cost of reclamation will not be paid from the proceeds of our public offering.

Employees

     We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

     At present, we have no full-time employees. Our two officers and directors will devote about 10% of their time or four hours per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. David Gamache will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of the property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

ITEM 1A.   RISK FACTORS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.     PROPERTIES.

Licenses

     The following is a list of tenure number, license, date of recording and expiration date of the license:

		Date of	Date of
Number	Document Description	Recording	Expiration
2747/2004	Certificate of Acknowledgement	May 25, 2007	May 25, 2014

ITEM 3.     LEGAL PROCEEDINGS.

     We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES.

     Our shares are traded on the Bulletin Board operated by the Federal Industry Regulatory Authority under the symbol “LVCA.” A summary of trading by quarter for 2008 and 2007 fiscal years is as follows:

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter 1-01-08 to 3-31-08	$0.12	$0.12
Third Quarter 10-01-07 to 12-31-07	$0.00	$0.00
Second Quarter 7-01-07 to 9-30-07	$0.00	$0.00
First Quarter 4-01-07 to 6-30-07	$0.00	$0.00

Fiscal Year
2007	High Bid	Low Bid
Fourth Quarter 1-01-07 to 3-31-07	$0.00	$0.00
Third Quarter 10-01-06 to 12-31-06	$0.00	$0.00
Second Quarter 7-01-06 to 9-30-06	$0.00	$0.00
First Quarter 4-01-06 to 6-30-06	$0.00	$0.00

     In March 2007, 3,000,000 shares of common stock were issued to Kilimanjaro Mining Company, Inc., a corporation owned and controlled by Heidi Kalenuik; 500,000 shares of common stock were issued to David Gamache, one of officers and directors; and, 500,000 shares were issued to George Lennox, one of our officers and directors. These were accounted for as an acquisition of shares of common stock in the amount of $40.00.

     Kilimanjaro Mining Company, Inc., a corporation owned and controlled by Heidi Kalenuik, advanced $53,500 to cover some initial expenses.

Cash Dividends

     As of the date of this report, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Section Rule 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

     We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.     SELECTED FINANCIAL DATA.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

     This section of the annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results of our predictions.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenditures. This is because we have not generated any revenues. Accordingly, cash must be raised from other sources. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. We believe the money we raised in the public offering will last twelve months.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this report.

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from another public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cant raise it, we will have to suspend or cease operations.

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Exploration and surveying has not been initiated and we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the acquisition of the prospecting license of the property from Uyowa Gold Mining and Exploration Company Limited, P.O. Box 3167, Dar es Salaam, Tanzania and a physical examination of the property by Mr. Gamache, our president and a director. The license was recorded in our name.

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

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

     We do not have any minerals or reserves whatsoever at this time on any of the property.

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

     To become profitable and competitive, we conduct the research and exploration of our properties before we start production of any minerals we may find. We believe that the funds raised from the public offering will allow us to operate for one year.

Liquidity and Capital Resources

     On May 28, 2008, we completed the sale of 12,500,000 restricted shares of common stock to 12 individuals in consideration o0f $250,000. The shares were sold pursuant to the exception from the registration contained in Regulation S of the Securities Act of 1933, as amended.

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

     In March 2007, 3,000,000 shares of common stock were issued to Kilimanjaro Mining Company, Inc., a corporation owned and controlled by Heidi Kalenuik. Further, in March 2007, 500,000 shares of common stock were issued to David Gamache, one officer and director and 500,000 shares of common stock were issued to George Lennox, one of officer and director. The 4,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers’ transaction or in a transaction directly with a market maker.

     As of March 31, 2008, our total assets were $101,925 and our total liabilities were $57,869.

Recent accounting pronouncements

     In March 2008, FASB issued Statement of Financial Accounting Standards No. 161 (FAS 161), Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (FAS 133), which expands the disclosure requirements in FAS 133 about an entitys derivative instruments and hedging activities. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. As of the date of the report, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of No. ARB 51”, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling ownership interest in a subsidiary and for the deconsolidation of a subsidiary. The Company does not have any subsidiaries at the report date.

     In February, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operation.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
FINANCIAL STATEMENTS
Balance Sheets	F-2
Statement of Operations	F-3
Statement of Stockholders' Deficit	F-4
Statement of Cash Flows	F-5
NOTES TO THE FINANCIAL STATEMENTS	F-6

Williams & Webster, P.S.
Certified Public Accountants & Business Consultants

Board of Directors
Lake Victoria Mining Company, Inc.
Riverside, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Lake Victoria Mining Company, Inc. (an exploration stage company) as of March 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended March 31, 2008 and for the periods from March 14, 2007 (Inception) to March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Victoria Mining Company, Inc. as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended March 31, 2008 and for the periods from March 14, 2007 (Inception) to March 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has sustained substantial operating losses since inception and has limited cash resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WILLIAMS & WEBSTER, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
June 10, 2008

LAKE VICTORIA MINING, INC.
( AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	March 31,	March 31,
	2008	2007

ASSETS

Current assets
Cash	$101,925	$300
Total Current Assets	101,925	300

PROPERTY AND EQUIPMENT, NET	-	-

TOTAL ASSETS	$101,925	$300

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,580	$-
Accrued expenses	1,290	9,600
Advances payable - related party	53,920	20,420
Other Payables	79	-
Total Current Liabilities	57,869	30,020

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.00001 par value: 100,000,000	-	-
authorized, no shares outstanding
Common stock, $0.00001 par value;
100,000,000 shares authorized, 5,003,000 and 4,000,000
shares issued and outstanding, respectively	50	40
Additional paid-in capital	100,290	-
Subscription receivable	(35)	(35)
Accumulated deficit during exploration stage	(56,249)	(29,725)
Total stockholders' Equity (Deficit)	44,056	(29,720)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	$101,925	$300

The accompanying notes are an integral part of these financial statements.

LAKE VICTORIA MINING, INC.
( AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS

			Period from
	For the Year	For the Year	March 14, 2007
	Ended	Ended	(Inception) to
	March 31, 2008	March 31, 2007	March 31, 2008

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	26,631	29,725	56,356

Total operating expense	26,631	29,725	56,356

LOSS FROM OPERATIONS	(26,631)	(29,725)	(56,356)

OTHER INCOME(EXPENSES)
Interest income	107	-	107
Total other income	107	-	107

LOSS BEFORE TAXES	(26,524)	(29,725)	(56,249)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(26,524)	$(29,725)	$(56,249)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	4,502,915	1,333,333	4,535,538

The accompanying notes are an integral part of these financial statements.

LAKE VICTORIA MINING, INC.
( AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Accumulated	Total
	Common Stock		Additional	Subscription	Deficit During	Stockholders'
	Shares	Amount	Paid-in Capital	Receivable	Exploration Stages	Equity (Deficit)

Balance, at March 14, 2007 (Inception)	-	$-	-	$-	$-	$-

Common stock issued for cash
$0.00001 per share	4,000,000	40		(35)	-	5

Net loss for period ended					(29,725)	(29,720)
March 31, 2007

Balance, at March 31, 2007	4,000,000	$40	$-	$(35)	$(29,725)	$(29,720)

Common stock issued for cash						-
at $0.1 per share	1,003,000	10	100,290	-	-	100,300

Net loss for period ended
March 31, 2008	-	-	-	-	(26,524)	(26,524)

Balance, March 31, 2008	5,003,000	$50	$100,290	$(35)	$(56,249)	$44,056

The accompanying notes are an integral part of these financial statements.

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

			Period from
	For the Year	For the Year	March 14, 2007
	Ended	Ended	(Inception) to
	March 31, 2008	March 31, 2007	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,524)	$(29,725)	$(56,249)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Increase in Accounts payable	2,580	-	2,580
Increase in accrued expenses	(8,310)	9,600	1,290
Increase in other payables	79	-	79
Net cash used by operating activities	(32,175)	(20,125)	(52,300)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of stock	100,300	5	100,305
Related party payable proceeds	33,500	20,420	53,920
Net cash provided by financing activities	133,800	20,425	154,225

Net increase in cash and cash equivalents	101,625	300	101,925

Cash at beginning of period	300	-	-

Cash at end of period	$101,925	$300	$101,925

SUPPLEMENTAL CASH DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for subscription receivable	$(35)	$(35)	$(35)

The accompanying notes are an integral part of these financial statements.

LAKE VICTORIA MINING COMPANY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

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

LAKE VICTORIA MINING COMPANY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

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

At March 31, 2008, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2008.

LAKE VICTORIA MINING COMPANY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

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

At March 31, 2008, the Company had deferred tax assets (calculated at an expected rate of 34%) of approximately $19,100 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at March 31, 2008. The significant components of the deferred tax asset at March 31, 2008 were as follows:

	March 31,	March 31,
	2008	2007
Net operating loss carryforward	$56,300	$29,700

Deferred tax asset	$19,000	$10,100
Deferred tax asset valuation allowance	(19,000)	(10,100)

Net deferred tax asset	$-	$-

At March 31, 2008, the Company has net operating loss carryforwards of approximately $56,300, which expire in the year 2023.

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

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through March 31, 2008. The Company has no revenues, limited cash and losses from operations. Management intends to seek additional capital from new equity securities offerings that will provide funds needed begin the exploration for gold. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need $100,000 to continue in existence for the following twelve months. The Company expects to be able to control its cash outflows based upon funds received.

LAKE VICTORIA MINING COMPANY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

Mineral Properties
Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value. As of March 31, 2008, the Company did not have rights to any mineral properties.

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

NOTE 3 - MINERAL PROPERTY PURCHASE/OPTION AGREEMENT

License 2747/2004 was granted by the ministry of Energy and Minerals to Uyowa Gold Mining Exploration Company Limited in 2007 for the period of seven years with the intention of doing exploration.

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

The Company acquired a license to explore the property from Uyowa Gold Mining and Exploration Company Limited, P.O. Box 80079, Dar es Salaam, Tanzania. Under the terms of the license, the Company is able to acquire 100% interest in the property by contracting its own geologist, paying the owner $20,000 (Initial Payment Date) within a maximum of 100 days of the Initial Signing Date and issuing 10% of Company's share capital on the Initial Payment Date. In February, an amended agreement was signed extending the expiration date of the license acquisition until May 31, 2008.

NOTE 4 – CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of March 31, 2008, the Company has not issued any preferred stock.

LAKE VICTORIA MINING COMPANY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

Common Stock
The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.00001. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

In its initial capitalization in March 2007, the Company issued 4,000,000 shares of common stock for cash of $5 and a subscription receivable of $35.

On October 17, 2007, the Company completed a public offering of 1,003,000 shares of common stock at a price of $0.10 per share for cash of $100,300.

NOTE 5 – RELATED PARTY TRANSACTIONS

In the year ended March 31, 2008 the Company’s majority shareholder loaned the Company $33,500, bringing the total amount of the related party loan to $53,500. This loan is noncollateralized and due on demand.

NOTE 6 – SUBSEQUENT EVENTS

On May 28, 2008, the company completed a non-brokered Regulation S private placement of 12,500,000 shares of the company’s restricted common stock at $0.02 per share. Gross proceeds from the private placement will be used for working capital. The Company will file a Form S-1 registration statement with the United States Securities and Exchange Commission within one hundred and twenty (120) days of the date of this Stock Purchase Agreement registering the Shares sold to the Subscribers.

On June 3, 2008, Lake Victoria Mining Company, Inc. agreed to a fourth amendment to the Mineral Property Purchase/Option Agreement dated April 1, 2007 between Lake Victoria Mining Company and Uyowa Gold Mining and Exploration Limited.

The parties have mutually agreed to a Fourth Amendment Agreement that in summary contains the following material changes:

1.	The number of days or the date for the cash and shares payment (Initial Payment Date) has been amended and must occur no later than August 31, 2008.

2.	The payment amount has been increased from $20,000 USD to $75,000 USD.

3.	The option to acquire a 100% interest in and to the property has been amended to an option to acquire an 80% interest in and to the property.

4.

Schedule C "Production and Pre Production Agreement" has be amended to a new Schedule C "Exploration Commitments" and commits Lake Victoria to perform a total of $1,600,000 in exploration work over a forty-eight month period from the "Initial Payment Date".

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to March 31, 2008, included in this report have been audited by Williams & Webster, P.S., 601 West Riverside, Suite 1940, Spokane, Washington 99201, as set forth in this annual report.

PART III

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

     Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of March 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

ITEM 9B. OTHER INFORMATION

     None.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS.

Officers and Directors

     Our directors serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serves until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
David Gamache	57	President, principal executive officer, treasurer,
6805 Sundance Trail		principal accounting officer, chief financial
Riverside, CA 92506		officer and a member of the board of directors

George Lennox	85	secretary and a member of the board of directors
8620 Berwick Road
Calgary, Alberta T3K 1E6

     The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

     Since March 14, 2007, David Gamache has been our president, principal executive officer, treasurer, principal financial officer and a member of our board of directors. Since August 2001, Mr. Gamache has operated Allen Lee Group located in Riverside, California. Allen Lee Group is engaged in business coaching, consulting, health coaching, and asset protection consulting. Currently Mr. Gamache works part-time as a delivery captain for Hardin Marine Arrowhead. At Hardin Marine he works with new owners of boats, instructing them on the operation of their vessels. Mr. Gamache is also currently a part-time customer satisfaction consultant and trainer for Bass Pro Shops, Tracker Marine Division located in Rancho Cucamonga, California. Other than our board of directors, Mr. Gamache has not been a member of the board of directors of any corporations during the last five years.

     Since March 14, 2007, George Lennox has been our secretary and a member of the board of directors. For the last eight years, Mr. Lennox has been semi-retired. He has and continues to practice naturopathic medicine in Alberta, Canada. No license is required to practice naturopathic medicine in Alberta, Canada. Other than our board of directors, Mr. Lennox has not been a member of the board of directors of any corporations during the last five years.

Conflicts of Interest

     At the present time, we do not foresee a direct conflict of interest because we do not intend to acquire any additional properties. The only conflict that we foresee is Mr. Gamache’s and Mr. Lennox’s devotion of time to projects that do not involve us. In the event that Messrs. Gamache and Lennox cease devoting time to our operations, they have agreed to resign as officers and directors. We have no policies relating to conflicts of interest.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is attached hereto.

Audit Committee Financial Expert

     None of our directors or officers has the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the code of ethics is attached hereto.

Section 16(a) of the Securities Exchange Act of 1934

     As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.     EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid by us for the last three fiscal years ending November for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David Gamache	2008	0	0	0	0	0	0	0	0
President	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

George Lennox	2008	0	0	0	0	0	0	0	0
Secretary	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

     We do not anticipate paying any salaries in 2008. We do not anticipate paying salaries until we have a defined ore body and begin extracting minerals from the ground.

Compensation of Directors

     The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Director’s Compensation Table
Fees
		Earned				Non-qualified
		or			Non-Equity	Deferred
		Paid in	Stock	Option	Incentive Plan	Compensation	All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name		(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)
David Gamache	2008	0	0	0	0	0	0	0

George Lennox	2008	0	0	0	0	0	0	0

Option/SAR Grants

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans.

Indemnification

     Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
David Gamache	500,000	President, Principal Executive Officer,	8.33%
		Principal Accounting Officer, Principal
		Financial Officer, Treasurer and a
		member of the Board of Directors

George Lennox	500,000	Secretary and a member of the Board	8.33%
		of Directors

All officers and directors as	1,000,000		16.66%
a group (2 persons)

Changes in Control

     There are no arrangements which may result in a change of control of Lake Victoria Mining Company, Inc. There are no known persons that may assume control of us after our public offering.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE.

     In March 2007, 3,000,000 shares of common stock were issued to Kilimanjaro Mining Company, Inc., a corporation owned and controlled by Heidi Kalenuik; 500,000 shares of common stock were issued to David Gamache, one of officers and directors; and, 500,000 shares were issued to George Lennox, one of our officers and directors. These were accounted for as an acquisition of shares of common stock in the amount of $40.00.

     Kilimanjaro Mining Company, Inc., a corporation owned and controlled by Heidi Kalenuik, advanced $53,500 to cover some initial expenses.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$10,775	Williams & Webster, P.S.
2007	$9,171	Williams & Webster, P.S.

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$5,000	Williams & Webster, P.S.
2007	$2,000	Williams & Webster, P.S.

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$-0-	Williams & Webster, P.S.
2007	$-0-	Williams & Webster, P.S.

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$-0-	Williams & Webster, P.S.
2007	$-0-	Williams & Webster, P.S.

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV. OTHER INFORMATION

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     The following documents are included herein:

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	6/26/07	3.1
3.2	Bylaws.	SB-2	6/26/07	3.2
4.1	Specimen Stock Certificate.	SB-2	6/26/07	4.1
10.1	License.	SB-2	6/26/07	10.1
10.2	Amendment to License Agreement, dated June 3,				X
	2008.
14.1	Code of Ethics.				X
31.1	Certification of Principal Executive Officer pursuant to				X
	15d-15(e), promulgated under the Securities and
	Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office).
99.2	Audit Committee Charter.				X
99.3	Disclosure Committee Charter.				X

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 24th day of June, 2008.

LAKE VICTORIA MINING COMPANY, INC.
(Registrant)

BY:   DAVID GAMACHE
         David Gamache
         President, Principal Executive Officer,
         Principal Accounting Officer, Principal
         Financial Officer, Treasurer and a member of
         the Board of Directors

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

DAVID GAMACHE	President, Principal Executive Officer, Principal	June 24, 2008
David Gamache	Accounting Officer, Principal Financial Officer,
Treasurer and a member of the Board of Directors

GEORGE LENNOX	Secretary and a member of the Board of Directors	June 24, 2008
George Lennox

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	6/26/07	3.1
3.2	Bylaws.	SB-2	6/26/07	3.2
4.1	Specimen Stock Certificate.	SB-2	6/26/07	4.1
10.1	License.	SB-2	6/26/07	10.1
10.2	Amendment to License Agreement, dated June 3,				X
	2008.
14.1	Code of Ethics.				X
31.1	Certification of Principal Executive Officer pursuant to				X
	15d-15(e), promulgated under the Securities and
	Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office).
99.2	Audit Committee Charter.				X
99.3	Disclosure Committee Charter.				X