Form 10-Q
period 2008-06-30
Lake Victoria Mining Company, Inc.
filed 2008-08-19
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,003,000 as of August 14, 2008.

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	June 30,	March 31
	2008	2008
	(UNAUDITED)
ASSETS

Current assets
Cash	$ 327,452	$ 101,925
Advances and Accounts receivable	1,884	-

Total Current Assets	329,336	101,925

PROPERTY AND EQUIPMENT, NET	-	-

TOTAL ASSETS	$ 329,336	$ 101,925

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ -	$ 2,580
Accrued expenses	-	1,290
Advances payable - related party	54,142	53,920
Other Payables	79	79
Total Current Liabilities	54,221	57,869

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value: 100,000,000	-	-
authorized, no shares outstanding
Common stock, $0.00001 par value;
100,000,000 shares authorized, (17,503,000 and 5,003,000)
shares issued and outstanding, respectively	175	50
Additional paid-in capital	350,165	100,290
Subscription receivable	(35)	(35)
Accumulated deficit during exploration stage	(75,190)	(56,249)
Total stockholders' Deficit	275,115	44,056

TOTAL LIABILITIES AND
STOCKHOLDERS DEFICIT	$ 329,336	$ 101,925

The accompanying condensed notes are an integral part of these interim financial statements

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three	Period from
	Month Period	Month Period	March 14, 2007
	Ended	Ended	(Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES
General and administrative expenses	18,987	8,695	75,342

Total operating expense	18,987	8,695	75,342

LOSS FROM OPERATIONS	(18,987)	(8,695)	(75,342)

OTHER INCOME(EXPENSES)
Interest income	45	-	152
Total other income	45	-	152

LOSS BEFORE TAXES	(18,942)	(8,695)	(75,190)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$ (18,942)	$ (8,695)	$ (75,190)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ nil	$ nil	$ (0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	9,586,333	4,000,000	5,562,652

The accompanying condensed notes are an integral part of these interim financial statements

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three	For the Three	Period from
	Month Period	Month Period	March 14, 2007
	Ended	Ended	(Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (18,942)	$ (8,695)	$ (75,190)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Increase in Advance and Accounts receivable	(1,884)		(1,884)
Increase in Accounts payable	(2,357)	-	-
Increase in accrued expenses	(1,290)	9,600	-
Increase in other payables	-	-	79
Net cash used by operating activities	(24,473)	905	(76,995)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of stock	250,000	5	350,305
Related party payable proceeds	-	20,420	54,142
Net cash provided by financing activities	250,000	20,425	404,447

Net increase in cash and cash equivalents	225,527	21,330	327,452

Cash at beginning of period	101,925	-	-

Cash at end of period	$ 327,452	$ 21,330	$ 327,452

SUPPLEMENTAL CASH DISCLOSURES:
Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for subscription receivable	$ (35)	$ (35)	$ (35)

The accompanying condensed notes are an integral part of these interim financial statements

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

					Accumulated	Total
	Common Stock		Additional	Subscription	Deficit During	Stockholders'
	Shares	Amount	Paid-in Capital	Receivable	Exploration Stages	Deficit

Balance, at March 14, 2007 (Inception)	-	$ -	-	$ -	$ -	$ -

Common stock issued for cash
$0.00001 per share	4,000,000	40		(35)	-	5

Net loss for period ended					(29,725)	(29,720)
March 31, 2007

Balance, at March 31, 2007	4,000,000	$ 40	$ -	$ (35)	$ (29,725)	$ (29,720)

Common stock issued for cash						-
at $0.1 per share	1,003,000	10	100,290	-	-	100,300

Net loss for period ended
March 31, 2008	-	-	-	-	(26,524)	(26,524)

Balance, at March 31, 2008	5,003,000	$ 50	$ 100,290	$ (35)	$ (56,249)	$ 44,056

Common stock issued for cash
at $0.02 per share	12,500,000	125	249,875	-	-	250,000

Net loss for period ended
June 30, 2008	-	-	-	-	(18,941)	(18,941)

Balance, at June 30, 2008	17,503,000	$ 175	$ 350,165	$ (35)	$ (75,190)	$ 275,115

The accompanying condensed notes are an integral part of these interim financial statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

Plan of Operation

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

The property is undeveloped raw land.  Exploration and surveying has not been initiated and we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the acquisition of the prospecting license of the property from Uyowa Gold Mining and Exploration Company Limited, P.O. Box 3167, Dar es Salaam, Tanzania and a physical examination of the property by Mr. Gamache, our former president and a director.  The license was recorded in our name.

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

All of the work on the property will be conducted by contractors that we will hire. The contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

On October 17, 2007, the Company completed our public offering selling 1,003,000 shares of common stock at a price of $0.10 per share for cash of $100,300. These proceeds will be applied to the items set forth in the Use of Proceeds section of the public offering.  If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

On May 28, 2008, the company completed a non-brokered Regulation S private placement of 12,500,000 shares of the company’s restricted common stock at $0.02 per share for cash of $250,000.

As of June 30, 2008, we have issued 17,503,000 shares of common stock for cash of $350,340 and a subscription receivable of $35.

As of the date of this report, we have yet to begin operations and therefore have not generated any revenues.

 As of June 30, 2008, our total assets were $329,336 and our total liabilities were $54,221.

Directors, Executive Officers and Control Persons

On June 26, 2008, Mr. Roger Newell was appointed to the Board of Directors and as President and CEO, and Mr. David Gamache resigned from the Board of Directors and as an officer of the Company.  On June 28, 2008, Ms. Heidi Kalenuik and Mr. Ahmed Magoma were appointed to the Board of Directors, Ms. Kalenuik was appointed as Secretary and Treasurer, and Mr. George Lennox resigned as a director and as Secretary.  Officers are elected by the board of directors to a term of one (1) year and serves until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of August, 2008.

LAKE VICTORIA MINING COMPANY, INC.

BY:   /s/ Roger Newell

         Roger Newell, President, Chief
         Executive Officer, Principal Financial Officer,
         Principal Accounting Officer,
        and a member of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

/s/ Roger Newell

Dr. Roger Newell, President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer

/s/ Heidi Kalenuik

Heidi Kalenuik, Secretary, Treasurer, Director