Form 10-Q/A
period 2008-06-30
Lake Victoria Mining Company, Inc.
filed 2008-08-20
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

June 30, 2008

(Unaudited)

.

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

The Company’s administrative office is located in Riverside, California. The Company’s year-end is March 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2008, included in the Company’s Form 10 KSB filing.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

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

June 30, 2008

(Unaudited)

.

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

At June 30, 2008, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

June 30, 2008

(Unaudited)

.

diluted losses per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Exploration Stage

The Company has been in an exploration stage since its formation and has not realized any revenues from operations. It is primarily engaged in searching for mineral deposits or reserves which are not in either the development or production stage.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2008.

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

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $75,190 incurred through June 30, 2008. The Company has no revenues, limited cash and losses from operations. Management intends to seek additional capital from new equity securities offerings that will provide funds needed begin the exploration for gold. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need

LAKE VICTORIA MINING COMPANY, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

.

$100,000 to continue in existence for the following twelve months. The Company expects to be able to control its cash outflows based upon funds received.

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

The license is owned 100% by Uyowa Gold Mining and Exploration Company Limited and with the present agreement (see Note 3) the license will be optioned 80% interest to Lake Victoria Mining Company, Inc. No royalties or other encumbrances exist with respect to this property.

NOTE 3 - MINERAL PROPERTY PURCHASE/OPTION AGREEMENT

On April 1, 2007, the Company signed mineral property purchase/option agreement to acquire a license to explore the property from Uyowa Gold Mining and Exploration Company Limited, P.O. Box 80079, Dar es Salaam, Tanzania. Under the terms of the license, the Company is able to acquire 100% interest in the property by contracting its own geologist, paying the owner $20,000 (Initial Payment Date) within a maximum of 100 days of the Initial Signing Date and issuing 10% of Company's share capital on the Initial Payment Date.

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

June 30, 2008

(Unaudited)

.

2.

The payment amount has been increased from $20,000 USD to $75,000 USD.

3.The option to acquire a 100% interest in and to the property has been amended to an option to acquire an 80% interest in and to the property.

4.

Schedule C "Production and Pre Production Agreement" has be amended to a new Schedule C "Exploration Commitments" and commits Lake Victoria to perform a total of $1,600,000 in exploration work over a forty-eight month period from the "Initial Payment Date".

NOTE 4 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of June 30, 2008, the Company has not issued any preferred stock.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

As of June 30, 2008 the Company’s shareholder Kilimanjaro mining company Inc. loaned the Company in the total amount of $53,500. This loan is noncollateralized and due on demand.

At June 30, 2008, a former officer and director loaned the company $300, which is uncollateralized and noninterest bearing, and paid expenses of $120 on behalf of the Company.

During the three months ended June 30, 2008, an officer and director paid expenses of $223 on behalf of the Company.

NOTE 6 – SUBSEQUENT EVENTS

On July 14, 2008, the Company made cash payment of $75,000 to acquire 80% interest of Kalemela licenses PL2747/2004.

LAKE VICTORIA MINING COMPANY, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

.

On July 23, 2008, the Company has signed an exploration services agreement with Geo Can Resources Company Limited, Tanzania, to provide the initial exploration program on Kalemela license.

.

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

.

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

.

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

.

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

.

              /s/ Roger Newell

Dr. Roger Newell, President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer

/s/ Heidi Kalenuik

Heidi Kalenuik, Secretary, Treasurer, Director

.