Form 10-Q
period 2008-09-30
Lake Victoria Mining Company, Inc.
filed 2008-11-14
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

Commission file number 000-53291

LAKE VICTORIA MINING COMPANY, INC.

(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

6805 Sundance Trail
Riverside, California 92506
(Address of principal executive offices, including zip code.)

(951) 907-9911
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐     NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,003,000 as of November 12, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	September 30,	March 31
	2008	2008
	(UNAUDITED)
ASSETS

Current assets
Cash	$35,230	$101,925
Advances and Accounts receivable	110,000	-
Total Current Assets	145,230	101,925

PROPERTY AND EQUIPMENT, NET	-	-

TOTAL ASSETS	$145,230	$101,925

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$7,150	$2,580
Accrued expenses	-	1,290
Advances payable - related party	53,500	53,920
Other Payables	-	79
Total Current Liabilities	60,650	57,869

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value: 100,000,000	-	-
authorized, no shares outstanding
Common stock, $0.00001 par value;
100,000,000 shares authorized, (17,503,000 and 5,003,000)
shares issued and outstanding, respectively	175	50
Additional paid-in capital	350,165	100,290
Subscription receivable	(35)	(35)
Accumulated deficit during exploration stage	(265,725)	(56,249)
Total stockholders' Deficit	84,580	44,056

TOTAL LIABILITIES AND
STOCKHOLDERS DEFICIT	$145,230	$101,925

The accompanying condensed notes are an integral part of these interim financial statements

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three		For the Three		For the Six		For the Six	Period from
	Month Period		Month Period		Month Period		Month Period	March 14, 2007
	Ended		Ended		Ended		Ended	(Inception) to
September 30, 2008			September 30, 2007		September 30, 2008		September 30, 2007	September 30, 2008

REVENUE	$-	$			$-		$-	$-

OPERATING EXPENSES
General and administrative expenses	42,595		4,010		61,581		12,705	117,937

Mineral Exploration	148,340		-		148,340		-	148,340

Total operating expense	190,935		4,010		209,921		12,705	266,277

LOSS FROM OPERATIONS	(190,935)		(4,010)		(209,921)		(12,705)	(266,277)

OTHER INCOME(EXPENSES)
Interest income	400		2		445		2	552
Total other income	400		2		445		2	552

LOSS BEFORE TAXES	(190,535)		(4,008)		(209,476)		(12,703)	(265,725)

INCOME TAX EXPENSE	-		-		-		-	-

NET LOSS	$(190,535)		$(4,008)		$(209,476)		$(12,703)	$(265,725)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED $	nil	$	nil	$	nil	$	nil	$(0.03)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	17,503,000		4,036,467		13,588,165		4,018,333	7,720,829

The accompanying condensed notes are an integral part of these interim financial statements

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six	For the Six	Period from
	Month Period	Month Period	March 14, 2007
	Ended	Ended	(Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(209,476)	$(12,703)	$(265,725)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Increase in Advance and Accounts receivable	(110,000)		(110,000)
Increase in Accounts payable	4,570	-	7,150
Increase in accrued expenses	(1,290)	(6,633)	-
Increase in other payables	(79)	-	-
Net cash used by operating activities	(316,275)	(19,336)	(368,575)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of stock	250,000	9,500	350,305
Related party payable proceeds	(420)	33,500	53,500
Net cash provided by financing activities	249,580	43,000	403,805

Net increase in cash and cash equivalents	(66,695)	23,664	35,230

Cash at beginning of period	101,925	300	-

Cash at end of period	$35,230	$23,964	$35,230

SUPPLEMENTAL CASH DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for subscription receivable	$(35)	$(67,335)	$(35)

The accompanying condensed notes are an integral part of these interim financial statements

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

					Accumulated	Total
	Common Stock		Additional	Subscription	Deficit During	Stockholders'
	Shares	Amount	Paid-in Capital	Receivable	Exploration Stages	Deficit

Balance, at March 14, 2007 (Inception)	-	$-	-	$-	$-	$-

Common stock issued for cash
$0.00001 per share	4,000,000	40		(35)	-	5

Net loss for period ended
March 31, 2007					(29,725)	(29,720)

Balance, at March 31, 2007	4,000,000	$40	$-	$(35)	$(29,725)	$(29,720)

Common stock issued for cash						-
at $0.1 per share	1,003,000	10	100,290	-	-	100,300

Net loss for period ended
March 31, 2008	-	-	-	-	(26,524)	(26,524)

Balance, at March 31, 2008	5,003,000	$50	$100,290	$(35)	$(56,249)	$44,056

Common stock issued for cash
at $0.02 per share	12,500,000	125	249,875	-	-	250,000

Net loss for period ended
June 30, 2008	-	-	-	-	(18,941)	(18,941)

Balance, at June 30, 2008	17,503,000	$175	$350,165	$(35)	$(75,190)	$275,115

Net loss for period ended
September 30, 2008	-	-	-	-	(190,535)	(190,535)

Balance, at September 30, 2008	17,503,000	$175	$350,165	$(35)	$(265,725)	$84,580

The accompanying condensed notes are an integral part of these interim financial statements

LAKE VICTORIA MINING, INC.
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Lake Victoria Mining Company, Inc. (hereinafter “the Company”) was incorporated March 14, 2007 under the laws of the State of Nevada.

The principal business of the Company is to search for mineral deposits or reserves. The Company is an exploration stage corporation is currently conducting exploration activities on a gold property located in Tanzania. This property consists of one mining license for an area of approximately 70.72 square kilometers which is not in either the development or production stage. The Company is no longer a shell company. The company is exploring our property by conducting an extensive program of mapping geology, sampling soils and rocks and having the samples assayed for gold, and by conducting a detailed magnetic survey to identify faults and other geologic structures that might be helping to control the location of important gold values. In addition to these exploration activities, the Company is looking at acquiring additional property, and on November 10th, 2008, the Company entered into a non-binding letter of intent to acquire two additional mineral licenses contiguous with the existing Kalemela license PL2747/2004.

The Company’s administrative office is located in Golden, Colorado. The Company’s year-end is March 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2008, included in the Company’s Form 10 K filing. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

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

LAKE VICTORIA MINING, INC.
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

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

At September 30, 2008, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

LAKE VICTORIA MINING, INC.
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2008.

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

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit of $265,725 incurred through September 30, 2008. The Company has no revenues, limited cash and losses from operations. Management intends to seek additional capital from new equity securities offerings that will

LAKE VICTORIA MINING, INC.
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

provide funds needed begin the exploration for gold. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need $100,000 to continue in existence for the following twelve months. The Company expects to be able to control its cash outflows based upon funds received.

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

NOTE 3 - MINERAL PROPERTY PURCHASE/OPTION AGREEMENT

On April 1, 2007, the Company signed mineral property purchase/option agreement to acquire a license to explore the property from Uyowa Gold Mining and Exploration Company Limited, Dar es Salaam, Tanzania. The Company acquires a 100% interest in the property by contracting its own geologist, making a $20,000 (Initial Payment Date) within a maximum of 100 days of the Initial Signing Date and issuing 10% of Company's share capital on the Initial Payment Date.

On June 3, 2008, Lake Victoria Mining Company, Inc. agreed to a fourth amendment to the Mineral Property Purchase/Option Agreement dated April 1, 2007 between Lake Victoria Mining Company and Uyowa Gold Mining and Exploration Limited.

LAKE VICTORIA MINING, INC.
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

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

On July 14, 2008, the Company made cash payment of $75,000 to acquire 80% interest of Kalemela licenses PL2747/2004. By the end of September 2008, the Company has not issued 10% of Company’s share capital (1,750,300 shares) to Uyowa Gold Mining and Exploration Limited.

On July 23, 2008, the Company signed an exploration services agreement with Geo Can Resources Company Limited, Tanzania, to provide the initial exploration program on Kalemela license. According to the agreement, the Company shall Geo Can security deposit of US$60,000. Upon receipt of the Company’s payment of the final invoice, the $60,000 deposit will be returned. On August 1, 2008, the Company paid deposit of $60,000 to Geo Can Resources Company Ltd.

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

LAKE VICTORIA MINING, INC.
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

As of September 30, 2008 the Company’s shareholder Kilimanjaro Mining Company Inc. loaned the Company in the total amount of $53,500. This loan is non-collateralized and due on demand.

NOTE 6 – SUBSEQUENT EVENTS

On November 10, 2008 the Company entered into a non-binding letter-of-intent to acquire two additional mineral leases contiguous with the existing Kalemela license PL2747/2004.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     This section of our quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenditures. This is because we have not generated any revenues. Accordingly, cash must be raised from other sources. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. We believe the money we raised in the public offering will last twelve months.

     We have conducted research in the form of mineral exploration of our property. Our exploration program is explained in as much detail as possible in the business section of this report.

Results of Operations

     As of the date of this report, we have started exploration, but have not discovered mineralized material and therefore we have not generated any revenue. Accordingly, we are no longer a “shell company.” We explored our property by conducting an extensive program of mapping geology, sampling soils and rocks and having the samples assayed for gold, and by conducting a detailed magnetic survey to identify faults and other geologic structures that might be helping to control the location of important gold values. In addition to these exploration activities, we are looking at acquiring additional property, and on November 10, 2008 we entered into a non-binding letter of intent to acquire two additional mineral licenses contiguous with the existing Kalemela license PL2747/2004. In the third quarter, the cost of exploration activities was $148,340. Exploration activity is no ongoing.

Plan of Operation

     Our exploration target is to find an economic mineral body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains resources and/or reserves. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from another public offering, a private placement or loans. At the present time, we are attempting to raise additional money through private placements, but there is no assurance that we will be able to raise additional money in the future. In we need additional money and can’t raise it, we will have to suspend or cease operations.

     We must continue to conduct exploration to determine what amount of gold minerals, if any, exist on our property and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. We have started exploration and surveying on the property. To our knowledge, the property has never been mined. The first event that occurred is the acquisition of the prospecting license of the property from Uyowa Gold Mining and Exploration Company Limited, P.O. Box 3167, Dar es Salaam, Tanzania followed by a physical examination of the property by Mr. Newell, a geologist and president and a director. The license was recorded in our name. Following the initial examination, additional geologic mapping, soil and rock sampling and ground magnetic surveys have been conducted.

     We are searching for mineralized material. Mineralized material is a mineral body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. Before mineral retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict what that will be until we find mineralized material.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under adjoining property may or may not be located under our property.

     We have an exploration license. We do not have a license to mine any minerals or reserves whatsoever at this time on any part of the property. Once exploration has advanced to a point where mining on the property is feasible, we plan to apply for a mining license.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves and through the use of consultants. We have no plans to interest other companies in the property if we do not find mineralized material.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans for future activities.

     All of the work on the property is conducted by contractors that we have hired. The contractors are responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and evaluation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases for services.

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

     As of September 30, 2008, our total assets were $145,230, and our total liabilities were $60,650.

Directors, Executive Officers and Control Persons

     On June 26, 2008, Mr. Roger Newell was appointed to the Board of Directors and also President and CEO; and on June 28, 2008, Ms. Heidi Kalenuik and Mr. Ahmed Magoma were appointed to the Board of Directors. Ms. Kalenuik was appointed Secretary and Treasurer. On October 31st, 2008 Ms. Michele Ashby was elected to the Board of Directors. Officers are elected by the board of directors to a term of one (1) year and serve either until their successor is duly elected and qualified, or until they resign or are removed from office. The board of directors has no nominating, auditing or compensation committees.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

     Changes in Internal Controls Over Financial Reporting - We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley
Act of 2002.

32.1	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of
2002.

32.2	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of
2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November, 2008.

LAKE VICTORIA MINING COMPANY, INC.

BY:   ROGER NEWELL
         Roger Newell
         President, Principal Executive Officer,
         Principal Financial Officer, Principal
         Accounting Officer and a member of the
         Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley
Act of 2002.

32.1	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of
2002.

32.2	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of
2002.