Form 10-Q
period 2008-12-31
Lake Victoria Mining Company, Inc.
filed 2009-02-17
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

Commission file number 000-53291

LAKE VICTORIA MINING COMPANY, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

1781 Larkspur Drive
Golden, CO 80401
(Address of principal executive offices, including zip code.)

(303) 526-5100
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
YES ☐     NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 24,478,300 as of February 16, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	December 31,	March 31
	2008	2008
	(UNAUDITED)
ASSETS

Current assets
Cash	$860,970	$101,925
Advances and Accounts receivable	60,000	-
Total Current Assets	920,970	101,925

PROPERTY AND EQUIPMENT, NET	-	-

TOTAL ASSETS	$920,970	$101,925

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$87,741	$2,580
Accrued expenses	-	1,290
Advances payable - related party	53,500	53,920
Other Payables	-	79
Total Current Liabilities	141,241	57,869

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value: 100,000,000	-	-
authorized, no shares outstanding
Common stock, $0.00001 par value;
100,000,000 shares authorized, 24,478,300 and 5,003,000)
shares issued and outstanding, respectively	245	50
Additional paid-in capital	3,950,395	100,290
Subscription receivable	(35)	(35)
Accumulated deficit during exploration stage	(3,170,876)	(56,249)
Total stockholders' Deficit	779,729	44,056

TOTAL LIABILITIES AND
STOCKHOLDERS DEFICIT	$920,970	$101,925

The accompanying condensed notes are an integral part of these interim financial statements

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

		For the Three		For the Three		For the Nine		For the Nine	Period from
		Month Period		Month Period		Month Period		Month Period	March 14, 2007
		Ended		Ended		Ended		Ended	(Inception) to
		December 31,		December 31,		December 31,		December 31,	December 31,
		2008		2007		2008		2007	2008

REVENUE		$-		$-		$-		$-	$-

OPERATING EXPENSES
General and administrative expenses		44,769		4,444		106,351		17,149	162,707

Acquisition Costs		2,510,300				2,585,300			2,585,300
Exploration Costs		352,408		-		425,748		-	425,748

Total operating expense		2,907,477		4,444		3,117,399		17,149	3,173,755

LOSS FROM OPERATIONS		(2,907,477)		(4,444)		(3,117,399)		(17,149)	(3,173,755)

OTHER INCOME(EXPENSES)
Interest income		2,327		51		2,772		53	2,879
Total other income		2,327		51		2,772		53	2,879

LOSS BEFORE TAXES		(2,905,150)		(4,392)		(3,114,627)		(17,096)	(3,170,876)

INCOME TAX EXPENSE		-		-		-		-	-

NET LOSS		$(2,905,150)		$(4,392)		$(3,114,627)		$(17,096)	$(3,170,876)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil	$(0.34)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		20,107,971		4,036,467		15,767,790		4,018,333	9,412,148

The accompanying condensed notes are an integral part of these interim financial statements

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine	For the Nine	Period from
	Month Period	Month Period	March 14, 2007
	Ended	Ended	(Inception) to
	December 31, 2008	December 31, 2007	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,114,627)	$(17,096)	$(3,170,876)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Increase in Advance and Accounts receivable	(60,000)		(60,000)
Increase in Accounts payable	85,161	4,441	87,741
Increase in accrued expenses	(1,290)	(9,000)	-
Increase in other payables	(79)	79	-
Net cash used by operating activities	(3,090,835)	(21,576)	(3,143,135)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of stock	3,850,300	100,300	3,950,605
Related party payable proceeds	(420)	33,500	53,500
Net cash provided by financing activities	3,849,880	133,800	4,004,105

Net increase in cash and cash equivalents	759,045	112,224	860,970

Cash at beginning of period	101,925	300	-

Cash at end of period	$860,970	$112,524	$860,970

SUPPLEMENTAL CASH DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for subscription receivable	$(35)	$(35)	$(35)
Issuance of share capital for acquisition of mineral property	$2,350,300	-	$2,350,300

The accompanying condensed notes are an integral part of these interim financial statements

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

NOTE 1   DESCRIPTION OF BUSINESS

Lake Victoria Mining Company, Inc. (hereinafter he Company was incorporated March 14, 2007 under the laws of the State of Nevada.

The principal business of the Company is to search for mineral deposits or reserves which are not in either the development or production stage. The Company is an exploration stage corporation that is conducting exploration activities on a gold property located in Tanzania. This property consists of one mining license for an area of approximately 70.72 square kilometers. We are no longer a Shell Company. We are exploring our property by conducting an extensive program of mapping geology, sampling soils and rocks and having the samples assayed for gold, and by conducting a detailed magnetic survey to identify faults and other geologic structures that might be helping to control the location of important gold values.

The Company’s administrative office is located in Golden, Colorado. The Company’s year-end is March 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission (SEC). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company audited financial statements for the year ended March 31, 2008, included in the Company annual reports on Form 10K which was filed with the SEC on June 24, 2008. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the full year.

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

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of Lake Victoria Mining Company, Inc. are presented to assist in understanding the Company financial statements. The financial statements and notes are representations of the Company management, which is responsible for their integrity and objectivity.

These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities of three months or less to be equivalent.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ccounting for Derivative Instruments and Hedging Activities (hereinafter FAS No. 133 , as amended by SFAS No. 137, ccounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB No. 133 and SFAS No. 138, ccounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, mendment of Statement 133 on Derivative Instruments and Hedging Activities These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

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

At December 31, 2008, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted losses per share were the same, at the reporting dates, as the common stock equivalents outstanding would be considered antidilutive.

Exploration Stage
The Company has been in an exploration stage since its formation and has not realized any revenues from operations. It is primarily engaged in searching for mineral deposits or reserves which are not in either the development or production stage.

Fair Value of Financial Instruments
SFAS No. 157, Fair Value Measurements ("SFAS 157"), defies fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.

SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the Nine months ended December 31,2008.

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

Income Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, ccounting for Income Taxes (hereinafter SFAS No.109 . Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the mre likely than not standard imposed by SFAS No. 109 to allow recognition of such an asset.

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

Going Concern
As shown in the accompanying financial statements, the Company has an accumulated deficit of $3,170,876 incurred through December 31, 2008. The Company has no revenues, limited cash and losses from operations. Management intends to seek additional capital from new equity securities offerings that will provide funds needed begin the exploration for gold. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company expects to be able to control its cash outflows based upon funds received.

Mineral Properties
Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value. (See Note 3)

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

NOTE 3 - MINERAL PROPERTY AND EXPLORATION COSTS

The continuity of mineral properties acquisition cost
	Kalemela Gold Project			State Mining Project
	PL2747/2005	PL2910/2004	PL3006/2005	PL2702/2004	PL4339/2006	Total
	(a)	(b)	(c)	(d)	(e)
Balance, June 30, 2008	$-	$-	$-	$-	$-	$-

Option related payments:
Cash Consideration	75,000					75,000
Share issued for Mining properties
	75,000	-	-	-	-	75,000

Balance, September 30, 2008	75,000	-	-	-	-	75,000

Option related payments:
Cash Consideration	-	50,000	50,000	30,000	30,000	160,000
Share issued for Mining properties	1,750,300	300,000	300,000			2,350,300
	1,750,300	350,000	350,000	30,000	30,000	2,510,300

Balance, December 31, 2008	$1,825,300	$350,000	$350,000	$30,000	$30,000	$2,585,300

The continuity of mineral properties exploration expenditures
	Kalemela Gold Project			State Mining Project
	PL2747/2005	PL2910/2004	PL3006/2005	PL2702/2004		PL4339/2006	Total
	(a)	(b)	(c)	(d)		(e)
Balance, June 30, 2008	$-	$-	$-	$-		$-	$-

Exploration expenditures:
Camp, Field Supplies and Travel	19,085						19,085
Exploration and field overhead	1,200						1,200
Geological consulting and Wages	31,119						31,119
Geophysical and Geochemical	21,186						21,186
Parts and equipment	750						750
Project Administration fee	-						-
Vehicle and Fuel expenses	-						-
	73,340	-	-		-	-	73,340

Balance, September 30, 2008	$73,340	$-	$-	$-		$-	$73,340

Exploration expenditures:
Camp, Field Supplies and Travel	32,915		30,000				62,915
Exploration and field overhead	(1,200)		-				(1,200)
Geological consulting and Wages	38,561		29,700				68,261
Geophysical and Geochemical	54,338		41,000				95,338
Parts and equipment	3,250		4,000				7,250
Project Administration fee	33,800		19,500				53,300
Vehicle and Fuel expenses	32,284		34,260				66,544
	193,948	-	158,460		-	-	352,408

Balance, December 31, 2008	$267,288	$-	$158,460	$-		$-	$425,748

-9

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

(a) Kalemela Gold Project: PL2747/2004

On May 25, 2007, license 2747/2004 was granted by the Ministry of Energy and Minerals to Uyowa Gold Mining and Exploration Company Limited for the period of seven years with the intention of conducting exploration.

The license is owned 100% by Uyowa Gold Mining and Exploration Company Limited and with the present agreement the license will be optioned 80% interest to Lake Victoria Mining Company, Inc. No royalties or other encumbrances exist with respect to this property.

On April 1, 2008, the Company signed mineral property purchase/option agreement to acquire a license to explore the property from Uyowa Gold Mining and Exploration Company Limited, Dar es Salaam, Tanzania. The Company acquires a 100% interest in the property by contracting its own geologist, making a $20,000 (Initial Payment Date) within a maximum of 100 days of the Initial Signing Date and issuing 10% of Company's share capital on the Initial Payment Date.

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

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

On July 23, 2008, the Company signed an exploration services agreement with Geo Can Resources Company Limited, Tanzania, to provide the initial exploration program on Kalemela license. According to the agreement, the Company shall pay Geo Can security deposit of US$60,000. Upon receipt of the Company payment of the final invoice, the $60,000 deposit will be returned. On August 1st, 2008, the Company paid deposit of $60,000 to Geo Can Resources Company Ltd. The Company has an obligation, according to the Uyowa Fourth Amendment Agreement, to complete $750,000 of mineral exploration on PL2747/2004 within 48 months of the nitial Payment Date

(b) & (c)

On November 18, 2008, the Company entered into an Option To Purchase Prospecting Licenses Agreement (the greement with Geo Can wherein the Company was granted the right to acquire an undivided 60% interest in and to certain property comprised of prospecting licenses, by carrying out a series of exploration programs on the property and by making certain payments to Geo Can in the form of shares of our common stock and cash as follows:

1.	Reimburse Geo Can for the costs related to annual fees and registration fees in the amount of US$4,222.20.

2.	Pay Geo Can US$250,000 as follows: US$100,000 at closing and US$150,000 on the first anniversary of closing.

3.	Allot and issue to Geo Can a total 1,500,000 shares of common stock as follows: 600,000 shares within 10 days of closing and 900,000 shares on or before the first anniversary of closing.

4.	Incur exploration expenses of US$1,200,000 not later than the third anniversary of closing as follows:

US$200,000 on or before the one year anniversary of closing; an additional $400,000 on or before the two year anniversary of closing; and, an additional US$600,000 on or before the three year anniversary of closing.

In addition, the Company can acquire the remaining 40% under additional options by the payment of money and issuance of additional shares of common stock. The exercise of these additional options will cause the Company and Geo Can to associate in a joint venture, the terms of which will be contained in a joint venture agreement.

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

Further, upon any part of the property being placed into commercial production, the Company will pay Geo Can a royalty of 2% of net smelter returns.

Together the three licenses cover an area of about 260 square kilometers. The Company has expanded Exploration Services Agreement with Geo Can to include mineral exploration of all three licenses. Therefore, on December 9, 2008 the Company advanced an additional $225,000 to continue mineral exploration activities on PL2747/2004, PL2910/2004 and PL3006/2005. This exploration is being conducted after reviewing and agreeing on a budget for the initial mineral exploration on PL3006/2005 and PL2910/2004.

(d) & (e)

On December 22, 2008 the Company completed an ption to Purchase Prospecting Licenses Agreement with Geo Can for PL4339/2006 and PL2702/2004. Under the terms of the agreement the Company will acquire all the right, title and interest of Geo Can, in and to the exclusive option that Geo Can has ( eo Can Option through the ineral Property Option to Purchase Agreement dated May 20, 2008 between Geo Can and State Mining Corporation, Tanzania. The Company will have the exclusive and irrevocable option to acquire from State Mining Corporation a 90% undivided interest in PL4339/2006 and PL2702/2004 through the Geo Can Option, pursuant to the terms and conditions of the agreement.

In consideration for the 90% undivided interest Option in PL4339/2006 and PL2702/2004 the Company agreed that:

(i)	With respect to the Option and within 15 Business Days of our Board of Directors acceptance of the transactions contemplated we will:

(ii)	issue 50,000 Shares per license to Geo Can or its assignee; and

(iii)	pay $10,000 per license to Geo Can or its assignee within 180 days of the Approval Date; and

(iv)	assume all payments and obligations under the Geo Can Option; and

(v)	pay Geo Can the 2.5% Net Smelter Royalty as contained in Schedule C of the agreement.

Under the terms of the ineral Property Option to Purchase Agreement dated May 20, 2008 between Geo Can and State Mining Corporation, Tanzania that the Company is assuming the Company shall:

(i)	pay State Mining Company $30,000 per license listed; that is PL4339/2006 and PL2702/2004 and

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

(ii)

Thirty thousand dollars (US$30,000) per license annually on subsequent anniversary dates of issuance of confirmation from the Commissioner of Minerals of registration of the Mineral Property Option to Purchase Agreement up to the date of completing a Bankable Feasibility Study and

Complete the following minimum exploration expenditures

(i)	The OPTION HOLDER shall spend a minimum of US$ 100,000 per license per annum on exploration up to completion of Bankable Feasibility Study and announcement of Production Decision.

(ii)	In addition the OPTION HOLDER will maintain a free 10% carried interest to the benefit of the OWNER through to mining production.

NOTE 4 CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of December 31, 2008, the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On December 23, 2008 the Company issued 10% of share Capital, 1,750,300 shares of common stock at a fair value of $1,750,300 to satisfy share obligations of the Fourth Amendment Agreement with Uyowa Gold Mining and Exploration Company Ltd for the acquisition of 80% of PL2747/2004.

On November 24, 2008 a treasury order was requested to issue 10% of our share capital as of the nitial Payment Date The Company thereby satisfied our cash and share obligations of the Fourth Amendment Agreement with Uyowa for the acquisition of 80% of PL2747/2004. On December 23, 2008, the Company issued 1,750,300 shares of common stock at a fair value of $1,750,300.

On November 18, 2008, the Company entered into an Option Purchase Prospecting Licenses Agreement with Geo Can Resources Company Ltd to acquire 60% interest of two Prospecting Licenses, PL2910/2004 and PL3006/2005 in Tanzania. The total consideration includes an aggregate cash payment of $250,000 and issuance of 1,500,000 shares of common stock. On December 23, 2008 the Company issued 600,000 shares of common stock at a fair value of $600,000.

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

On November 18, 2008 the Company sold 4,000,000 shares of common stock to three individuals in consideration of $1,000,000 and granted the three individuals the right to acquire an additional 4,000,000 shares of common stock at an exercise price of $1.00 per share.

On November 10, 2008, the Company sold 125,000 shares of common stock to one individual in consideration of $50,000 and granted the individual the right to acquire an additional 62,500 shares of common stock at an exercise price of $1.10 per share.

On October 19, 2008, the Company sold 125,000 shares of common stock to three individuals in consideration of $50,000 and granted the three individuals the right to acquire an additional 62,500 shares of common stock at an exercise price of $1.10 per share.

On October 10, 2008, the Company sold 375,000 shares of common stock to one individual in consideration of $150,000 and granted the individual the right to acquire an additional 187,500 shares of common stock at an exercise price of $1.10 per share.

On May 28, 2008, the company completed a non-brokered Regulation S private placement of 12,500,000 shares of the company restricted common stock at $0.02 per share for cash of $250,000.

The fair value of the 4,312,500 stock options was estimated using the Black-Scholes pricing model based on the following assumptions: dividend yield of 0%; risk-free interest rate of 0.39%; expected life of one year and five months; and volatility of 93%. A fair value of $332,000 was estimated.

NOTE 5   RELATED PARTY TRANSACTIONS

The Company president and director received a management fee of $5,000 in October, November and December, 2008 for a total of $15,000 for the last three months of 2008.

As of December 31, 2008 the Company majority shareholder Kilimanjaro Mining Company Inc. loaned the Company in the total amount of $53,500. This loan is noncollateralized and due on demand.

NOTE 6   SUBSEQUENT EVENTS

On January 21, 2009 the Company entered into an option to purchase prospecting license agreement with Geo Can Resources Ltd. to acquire prospecting license PL2806/2004 at Geita area in Geita District.

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

     Effective September 30, 2008, we are no longer a shell company. During the quarter ended December 31, 2008, we had more than nominal operations.

Business

     We acquired a prospecting license in Tanzania, PL2747/2004, to conduct mineral exploration, from Uyowa Gold Mining and Exploration Company Limited, P.O. Box 3167, Dar es Salaam, Tanzania (The “Property”). On June 3, 2008, we agreed to a fourth amendment to the Mineral Property Purchase/Option Agreement dated April 1, 2007, between us and Uyowa Gold Mining and Exploration Limited (“Uyowa”).

     We mutually agreed with Uyowa to a Fourth Amendment Agreement that in summary contains the following material changes:

1.	The number of days or the date for the cash and shares payment (Initial Payment Date) has been amended and must occur no later than August 31, 2008.

2.	The payment amount has been increased from $20,000 USD to $75,000 USD.

3.	The option to acquire a 100% interest in and to the property has been amended to an option to acquire an 80% interest in and to the property.

4.

Schedule C "Production and Pre Production Agreement" has be amended to a new Schedule C "Exploration Commitments" and commits us to perform a total of $750,000 in exploration work over a forty-eight month period from the "Initial Payment Date".

     Additionally we must complete the issuance of 10% of our share capital on the Initial Payment Date and perform on a best efforts basis and if necessary items of Schedule B.

     On July 8, 2008 we announced that we were proceeding with the acquisition of an 80% interest in the Kalemela property, PL2747/2004.

     On July 14, 2008 we completed a payment of $75,000 (”Initial Payment Date”) in accordance with the Fourth Amendment Agreement.

     On November 24, 2008 a treasury order was requested to issue 10% of our share capital as of the “Initial Payment Date”. We thereby satisfied our cash and share obligations of the Fourth Amendment Agreement with Uyowa for the acquisition of 80% of PL2747/2004.

     We have an obligation, according to the Uyowa Fourth Amendment Agreement, to complete $750,000 of mineral exploration on PL2747/2004 within 48 months of the “Initial Payment Date”. Therefore, on July 23, 2008 we entered into an Exploration Services Agreement with Geo Can Resources Company Limited, Dar es Salaam, Tanzania (“Geo Can”) to provide mineral exploration services on PL2747/2004. In accordance with the Exploration Services Agreement we advanced a USD$60,000T deposit against exploration work to be conducted in accordance with approved budgets. The initial exploration services commenced in July and included, but was not limited to: soil sampling on a grid, grab sampling, trenching and rock chip sampling, geologic, regolith and artisanal mapping, ground magnetic survey and report writing. To the date we have spent $267,288 on mineral exploration on PL2747/2004.

     On November 10, 2008 we entered into a non-binding letter of intent with Geo Can to acquire two additional mineral licenses contiguous with the existing Kalemela Gold Project license, PL2747/2004.

     On November 18, 2008, we entered into an Option To Purchase Prospecting Licenses Agreement (the “Agreement”) with Geo Can wherein we were granted the right to acquire an undivided 60% interest in and to certain property comprised of prospecting licenses, by carrying out a series of exploration programs on the property and by making certain payments to Geo Can in the form of shares of our common stock and cash as follows:

1.	Reimburse Geo Can for the costs related to annual fees and registration fees in the amount of US$4,222.20.

2.	Pay Geo Can US$250,000 as follows: US$100,000 at closing and US$150,000 on the first anniversary of closing.

3.	Allot and issue to Geo Can a total 1,500,000 shares of common stock as follows: 600,000 shares within 10 days of closing and 900,000 shares on or before the first anniversary of closing.

4.

Incur exploration expenses of US$1,200,000 not later than the third anniversary of closing as follows: US$200,000 on or before the one year anniversary of closing; an additional $400,000 on or before the two year anniversary of closing; and, an additional US$600,000 on or before the three year anniversary of closing.

     In addition, we can acquire the remaining 40% under additional options by the payment of money and issuance of additional shares of common stock. The exercise of these additional options will cause us and Geo Can to associate in a joint venture, the terms of which will be contained in a joint venture agreement.

     Further, upon any part of the property being placed into commercial production, we will pay Geo Can a royalty of 2% of net smelter returns.

     Together the three licenses cover an area of about 260 square kilometers. We have expanded our Exploration Services Agreement with Geo Can to include mineral exploration of all three licenses. Therefore, on December 9, 2008 we advanced an additional $225,000 to continue mineral exploration activities on PL2747/2004, PL2910/2004 and PL3006/2005. This exploration is being conducted after reviewing and agreeing on a budget for the initial mineral exploration on PL3006/2005 and PL2910/2004.

     Additionally, on December 22, 2008 we completed an “Option to Purchase Prospecting Licenses Agreement” with Geo Can for PL4339/2006 and PL2702/2004. Under the terms of the agreement we will acquire all the right, title and interest of Geo Can, in and to the exclusive option that Geo Can has (“Geo Can Option”) through the “Mineral Property Option to Purchase Agreement” dated May 20, 2008 between Geo Can and State Mining Corporation, Tanzania. For the consideration, summarized below, we will have the exclusive and irrevocable option to acquire from State Mining Corporation a 90% undivided interest in PL4339/2006 and PL2702/2004 through the Geo Can Option, pursuant to the terms and conditions of the agreement.

     In consideration for the 90% undivided interest Option in PL4339/2006 and PL2702/2004 we agreed that:

(a)	With respect to the Option and within 15 Business Days of our Board of Directors acceptance of the transactions contemplated we will:
	(i)	issue 50,000 Shares per license to Geo Can or its assignee; and
	(ii)	pay $10,000 per license to Geo Can or its assignee within 180 days of the Approval Date; and
	(iii)	assume all payments and obligations under the Geo Can Option; and
	(iv)	pay Geo Can the 2.5% Net Smelter Royalty as contained in Schedule C of the agreement.

Under the terms of the “Mineral Property Option to Purchase Agreement” dated May 20, 2008 between Geo Can and State Mining Corporation, Tanzania that we are assuming we will:

(a)
	(i)	pay State Mining Company $30,000 per license listed in Schedule A; that is PL4339/2006 and PL2702/2004 and
(ii)

Thirty thousand dollars (US$30,000) per license annually on subsequent anniversary dates of issuance of confirmation from the Commissioner of Minerals of registration of the Mineral Property Option to Purchase Agreement up to the date of completing a Bankable Feasibility Study and

(b)	Complete the following minimum exploration expenditures
	(i)	The OPTION HOLDER shall spend a minimum of US$ 100,000 per license per annum on exploration up to completion of Bankable Feasibility Study and announcement of Production Decision.
	(ii)	In addition the OPTION HOLDER will maintain a free 10% carried interest to the benefit of the OWNER through to mining production.

     We have no revenues, have incurred losses since inception, have been issued a going concern opinion and have relied upon the sale of our securities and loans from our officers and directors to fund operations.

     We have no plans to change our business activities or to combine with another business, and are not currently aware of any imminent events or circumstances that might cause us to change our plans. The properties are unencumbered and there are no competitive conditions which affect the properties. Further, there is no insurance covering the properties and we believe that no insurance is necessary since the properties are unimproved.

     We initiated exploration operations on PL2747/2004 in the second fiscal quarter of 2008. To date, we have not discovered a commercially viable mineral deposit, a reserve, on the property and will be unable to do so until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

     There are no native land licenses that affect title to our Properties. At this time, we have no plans to interest other companies in the properties if mineralization is found.

Licenses

     The following chart is a complete list of each license that we own by license number, the area, district and QDS of its location along with the date of issue, transfer and expiration for each. We own no property other than the following licenses:

License	Area and District	Issue Date	Transfer Date	Expiry Date

PL2747/2004	Magu, Magu QDS/23/4	08-10-04	25-05-07	07-10-11
PL2910/2004	Bunda South, Bunda QDS/32/3	30-11-04	25-05-07	29-11-11
PL3006/2005	Bunda, Bunda QDS23/4	28-01-05	22-03-07	27-01-12
PL4339/2006	Makutupora, Dodoma QDS 162/2	09-05-07	24-09-08	08-05-10
PL2702/2004	Igusule, Nzega QDS 63/3	02-10-04	24-09-08	01-10-11

Kalemela Gold Project – PL2747/2004, PL3006/2005 and PL2910/2004

Location and Access

     The license PL2747/2004 was granted by the Ministry of Energy and Minerals to Uyowa Gold Mining and Exploration Company Limited on May 25, 2007 for a period of four years with the intention of doing exploration. The license is owned 100% by Uyowa Gold Mining and Exploration Company Limited, which is 100% owned by Geo Can Resources Company Limited, and with the present agreement an 80% interest in and to the license is owned by us upon completing the exploration commitments. No royalties or other encumbrances exist with respect to this property. On November 18th, 2008, Lake Victoria optioned a 60% interest in two additional contiguous licenses PL2910/2004 granted by the Ministry of Energy and Minerals to Uyowa Gold Mining and Exploration Company Limited on May 25, 2007 for a period of approximately four and one half years and PL3006/2005 granted by the Ministry of Energy and Minerals to Geo Can Resources Company Limited on March 22, 2007 for a period of approximately five years from Geo Can Resources Company Limited. Together the three licenses cover about 260 square kilometers. Map 1, “The Kalemela Gold Property Location Map, Tanzania” illustrates the location of these three licenses relative to Lake Victoria, the Serengeti National Park and each of the other licenses.

     The Kalemela Gold Project consisting of PL2747/2004, PL2910/2004 and PL3006/2005 is located in the Kilimafedha greenstone belt of the Lake Victoria Gold Field in the Magu and Bunda Districts, Mwanza Region of northern Tanzania. The properties can be reached by traveling northeastwards from Mwanza city on the all-weather Mwanza-Magu-Bunda sealed road that continues northwards to Musoma.PL2747/2004 covers a total area of 70.72 square kilometers in quadrangle QDS 23/4. PL2910/2004 covers a total area of 77.20 square kilometers in quadrangle QDS 32/3. PL3006/2005 covers a total area of 113.90 square kilometers in quadrangle QDS 23/4.

     The properties are near the eastern tip of the Speke Gulf and close to the southern shoreline of Lake Victoria. The nearest airport with regularly scheduled flights is in Musoma although the Mwanza airport is preferred where there are daily flights to and from Dar es Salaam and Kilimanjaro international airports.

MAP 1

     Musoma has a population of about 1.5 million and a well-developed social and commercial infrastructure including: transportation, telecommunications, educational institutes, hospitals, hotels, and recreational facilities. The licenses are approximately 86km south of Musoma, and are within the Magu District of the Mwanza Region. Bunda, a closer, smaller commercial center than Musoma, is only about 36km’s north of the project area.

     Access to the licenses are from Musoma, the nearest large town, then to Lamadi village over a well maintained tarmac road, and then by dirt roads to all parts of the project. Two wheel vehicles are satisfactory in the dry season, but four wheel drive vehicles are required during the wet season.

Physiography and Climate

     Topographically, the license consists of sweeping terrain, with several low hills in the southern and eastern parts; flat stretches of grass and dark colored clay rich mbuga soils dominate the central and northern parts of the license. The most conspicuous topographic features in the area surrounding the project are two large hills known as Ngasamo Hill and Wamangola Hill. These two hills lie south of the project and are formed by iron and magnesium rich intrusive rocks.

     The project is located at the western fringe of the Kilimafedha greenstone belt. Granitoid and greenstone rocks extend northward to the Ndabaka Plains and to the Serengeti Game Reserve. The license constitutes the northern extremity of a large and physiographically mature area known as Sukumaland.The area is adequately drained by the NW-SE flowing Lutubiga stream together with various other tributaries to the generally E-W flowing Ramadi River. All rivers in the area flow into the Duma River that eventually empties into Lake Victoria. The drainage channels are structurally controlled and follow joints, shear zones and other internal structures in the underlying bedrock. Outcrops are generally scarce as much of the area is covered with extensive amounts of recent clay rich soils.

     The climate at the area is tropically humid with alternating wet and dry seasons. The dry season usually starts in June, and the wet season typically begins in October and extends into May with a short interruption towards the end of December. Maximum rainfall occurs in March and April. Daytime temperatures in the dry season vary from 20-32ºC and the nights are often 5-7oC cooler. Climatic conditions are not expected to unduly hinder exploration program.The flora consists open grass land, that is extensively cultivated for cotton and grazed for cattle. Most of the primary vegetation has been cleared from areas of granitic bedrock leaving only thick bush on the steeper hillsides.

Geology

     Greenstone volcanic rocks and granite rocks are the major lithologies present on the Kalemela licenses. The greenstones have planar flow structures in the SW, central and SE parts of the property. A major NE-trending linear feature, present in the Lutubiga area, coincides with greenstone outcrops in the central part of the property. Minor NW-trending fault and fracture features are also present, and a greenstone dike is present in the central south part of the license that might help control some elevated metal values.

     Regionally, the most significant structural feature is the northwest trending Suguti Shear Zone, which is located about 25 kilometers to the northeast. This structure lies within a broad, 2-3 kilometer wide depression; smaller faults within our properties are believed to represent offshoots from the larger Suguti structure. It may be possible that these small faults have helped to control the location of elevated metal values.

Local (Deposit) Geology

     The local (prospect) geology of the license area is as shown in Map 2.

Dark Greyish Green Volcanic Rocks (Amphibolites)
The greenstone rocks form isolated outcrops and extend E-W through the center of the property. These are believed to be the main host rock for any metals that might be discovered on the Properties.

Grey Granitic Rocks (Syn-tectonic granites)
These granitic rocks are generally grey colored and coarse-to medium-grained. They are present in the southern half of the Properties.

Late Pink Granite Rocks (Late orogenic granites)
Late pink granites are pink, and coarse- to fine-grained. These granites appear to be distinct from the grey granites whose outcrops tend to form rugged prominent topographical features.

Minor Intrusive Rocks
Small occurrences of generally dark green to greenish gray basaltic rocks often are present in areas of low topographic relief, and rock exposures are generally rare.

Clay Rich Dark Gray to Black Soil (Mbuga)
The northern half of the properties consists of heavy, dark colored , clay rich soils. These soils cover important geologic features in the underlying bedrock, and mineral exploration programs are designed to identify prospective areas below the generally 2 to 3 meter thick soil cover.

History

     There are no historical large mines or developed gold mineralization bodies within the license; limited reconnaissance exploration has been conducted on the property and within the region.

MAP 2

Our Proposed Exploration Program

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the Properties contain reserves. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we may suspend active business operations and you may lose part or all of your investment in the Company.

     In addition, we may not have enough money to complete our exploration of the Properties. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from additional offerings of our securities or via debt financing. At the present time, there is no assurance that we would be able to raise additional money in the future. If we need additional money and can't raise it, we may have to suspend active business operations.

     We must conduct exploration to determine what amount of minerals, if any, exist on our Properties and if any minerals which are found can be economically extracted and profitably processed.

     The Properties are undeveloped raw land. To our knowledge, the Properties have never been mined except for shallow artisanal pits. We are exploring the properties at the present time and have been doing so, starting with PL2747/2004, since July 23, 2008. Before mineral recovery can begin, we must explore for and find mineralized material. After that has occurred, we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict what that will be until we find mineralized material.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under adjoining property may or may not be located under our Properties.

     We have implemented an initial exploration program which consists of geochemical surveys such as rockchip/soil sampling, trenching, geological mapping which has be undertaken across faults inferred from the aeromagnetic lineaments and geophysical surveying. Based on results from these initial exploration programs our consultants and management will determine where drilling will occur on the Properties. Our consultant will receive fees for his services.

     Work done on PL2747/2004 through our exploration services agreement with Geo Can to date includes: geological mapping at a scale of 1:10,000; 62 rock chips samples; 1,789 soil samples, the soil sampling grid was 200m x 50m; ten trenches were dug at 156m, 1-2m depth; 50 samples were collected on rock chip and soil anomalies to define the width of mineralization within the target area; three pits were dug and a detailed ground magnetic survey has been completed that covered the entire license. This survey will define the structural setting and rock types present underlying below the mbuga soils.

     All of these samples have been tested to determine if mineralized material is located on the Property. We take our soil, grab and rock chip samples to analytical chemists, geochemists and registered assayers located in Mwanza, United Republic of Tanzania. Based upon the initial exploration program, we are continuing our exploration operations on the continguous licenses, PL3006 and PL2910 and will proceed with additional exploration of the initial Kalemela Property, PL2747.

     We estimate the cost of initial exploration programs on all three Kalemela Gold Project licenses consisting of: gridding, soil sampling, geophysical surveying, trenching, geological mapping, soil and rock assays, report writing, accommodations and travel to be approximately $500,000.

     The breakdowns were made in consultation with our consultants and management.

Hombolo Village PL4339/2006 and Igusule PL2702/2004

     On December 22, 2008 we completed an “Option to Purchase Prospecting Licenses Agreement” with Geo Can for PL4339/2006 at Makutupora Area in Dodoma District which covers a total area of 92.22 square kilometers in QDS 162/2, Tanzania and PL2702/2004 at Igusule Area in Kahama District which covers a total area of 46.25 square kilometers in QDS 63/3, 63/4, Tanzania.

     Under the terms of the agreement we will acquire all the right, title and interest of Geo Can, in and to the exclusive option that Geo Can has (“Geo Can Option”) through the “Mineral Property Option to Purchase Agreement” dated May 20, 2008 between Geo Can and State Mining Corporation, Tanzania. For the consideration we will have the exclusive and irrevocable option to acquire from State Mining Corporation a 90% undivided interest in PL4339/2006 and PL2702/2004 through the Geo Can Option, pursuant to the terms and conditions of the agreement.

Hombolo Village PL4339/2006

Location and Access

     The Hombolo Prospect is under PL 4339/2006 issued to the State Mining Corporation (STAMICO) on May 9, 2007 and is valid for 36 months from the date of grant. It was transferred to Geo Can on September 24, 2008. The total area is 92.22 km2 and lies within QDS 162/2 (Dodoma East) at Hombolo village. Access is generally easy as the properties are traversed by a number of roads that connect nearby villages (MAP 3).

Physiography

     The environment for which Hombolo prospect may fall is that of “calcrete related environment in quaternary deposits”. The Hombolo prospect is in QDS 162/2 (Dodoma East). The Hombolo area is covered by mbuga and seasonal swamps. It forms an internal drainage basin. The prospect is being highly selected for uranium investigations. There has been no previous detailed investigations in the area except for the general regional mapping campaign by the Geological Survey of Tanzania.

Geology

Geological Enviroments for Uranium Mineralization in Tanzania

     There are four known environments for uranium mineralization in Tanzania: -

  In sandstones, especially of the Karron Super Group and Bukoba Super Group

  In carbonatite complexes of Mesozoic to Recent age.

  In calcretes related secondary environment in quaternary deposits.

  In unconformities between Karagwe – Ankolean and Bukoba Super Group for vein-type uranium mineralization.

     The environment for which Hombolo prospect may fall is that of “calcrete related environment in quaternary deposits”. The Hombolo area is covered by mbuga and seasonal swamps. It forms an internal drainage basin. On the basis of one of the geological environments for uranium mineralization in Tanzania -In calcretes related secondary environment in quaternary deposits, the Hombolo prospect is being highly selected for uranium investigations. There has been no previous detailed investigations in the area except for the general regional mapping campaign by the Geological Survey of Tanzania.

MAP 3 Location map of PL4339/2006

MAP 4 – Geology and Location Map PL4339/2006

Local (Deposit) Geology

     The Hombolo area is covered by mbuga and seasonal swamps. It forms an internal drainage basin. On the basis of one of the geological environments for uranium mineralization in Tanzania - In calcretes related secondary environment in quaternary deposits, the Hombolo prospect is being highly selected for uranium investigations. The Hombolo lake is dischargeless drainage basin. The surface material consists of black, sandy, clay like material. Beneath the clays, there are clayey sediments which are calcerous and also gypsiferous. The sediments have are yet to be tested for uranium.

History

     Uranium anomalies were selected from the airborne geophysical survey results for ground follow up in the 1980/81 field season. With the exception of the anomaly detected over the Ngualla Carbonatite (QDS 209), these anomalies originated from outcropping granitic/gneiss rocks and mbugas (seasonal swamps). Granitic/gneiss rocks were found to contain very low concentrations of syngenetic Uranium. Mbuga anomalies were found to be caused by secondary Uranium which has been precipitated from water drainage into these Mbugas during the wet season.

     The areas that were investigated during the airborne geophysical survey comprised QDS 121, 122, 123, 124, 140, 141, 142, 143, 158, 159, 161, 162, 176, 177, 178, 179 and 209.

     Aside from the countrywide Radiometric Airborne survey, there has been no previous detailed investigations on PL4339 except for the general regional mapping campaign by the Geological Survey of Tanzania.

Our Proposed Exploration Program

Plan for Hombolo PL4339

     Detailed ground radiometric survey at 100m grid will be completed on the anomalous block indicated during country wide Airborne geophysics survey. Trenches and pitting will be done to validate the previous anomaly. The survey will be followed up by shallow RAB or Auger drilling.

Igusule PL2702/2004

Location and Access

     The Igusule tenement, PL 2702/04, is situated within the Kahama District, Shinyanga region, about 100km SE of Bulyanhulu mine and approximately 20km SE of the Buzwagi deposit. It is located within the Nzega – Iramba greenstone belt, in the Lake Victoria Goldfields of northwestern Tanzania.

Physiography and Climate

     The Igusule, PL2702/2004 is underlain by both lower Nyanzian basalts and Upper Nyanzian volcaniclastic sediments. Felsic dykes, granite and ultramafic rocks have intruded the Nyanzian lithologies in the area. Most of the area has outcropping lithologies (mainly greywacke to the east and basalt on the western boundary). Granitic sand has been mapped on the NE corner of the tenement. The area is located on the gravity high and is characterized by crustal scale structural intersections of WNW, NE, EW and NS- trending magnetic lineaments.

Geology

MAP 5 Geology and Location Map of PL2702/2004

History

     The Igusule, PL2702/2004 had exploration work completed by Barrick Exploration Africa Limited (BEAL) in the tenement that included; Airborne magnetic survey, Gravity survey, Geological mapping (1:20,000), soil geochemical sampling (1054) and RAB (1,905m) drilling programs.

     Soil geochemical sampling program (1054 samples) has been conducted over the tenement in February and March 2006. The program started with 800m x 100m grid followed by an infill sampling at 400m x 100m spacing over the area with in-situ soils. All soil samples were analyzed for Au and multi-element -ME-ICP41. Wide-spaced RAB was used to investigate the Au-in-soil anomalies.

     Three wide-spaced RAB fences (approx 100m between holes) were drilled at the tenement (PL 2702) area. A total of 1,905m of RAB drilling (23 holes) were completed in the tenement. The main lithological units encountered include, mafic volcanic (fine to medium grained), ultra-mafic intrusive and felsic dykes, which crosscuts all lithologies.

Our Proposed Exploration Program

     Plan for Igusule PL2702 – By combining the Mag-Gravity superimposed image with RAB drilling results we see that there are 2 or 3 prospective targets. One just east of the Artisanal mining and the RAB drilling fence area with significant structural intersections that may be the extension of Artisanal mining and RAB drilling program area, The other target is south of the RAB drilling fence where there is another structural intersection .The third target is located east of the major fault and just in the contact between the Gravity high and low and containing several structural intersections.

     Based on the interpretation work of the regional data and of the work done by BEAL the following is recommended:

1.	Soil sampling at a grid of 200 by 50m conducted over the whole license.
2.	Detailed mapping at a scale of 1;20000.
3.	Ground magnetic conducted over the whole license at a 100m grid.
4.	Grab sampling on Artisanal mining area and in some targeted pits and trenches at various locations on the license.

     We have just completed the Option Agreement at the time of this writing and will now develop specific plans and budgets for the mineral exploration program on these additional properties to be conducted during the first two quarters of 2009.

     At this time, we may or may not attempt to interest other companies in the Properties if we find mineralized materials. We may or may not try to develop the reserves ourselves through the use of consultants. We have no plans to interest other companies in the Properties if we do not find mineralized material.

     If we are unable to complete exploration because we do not have enough money, we will suspend active operations until we locate and secure additional sources of funding. If we cannot or do not locate and secure additional funding, we may be forced to suspend active business operations.

Competitive Factors

     The gold mining industry is fragmented, that is there are many gold prospectors and producers, small and large. We are a small exploration stage mining company and we do not have the financial, personnel or equipment resources that many competitors possess. Because of our lack of resources we may not be able to adequately withstand the competitive forces that exist in the mining industry generally and specifically with respect to gold mining.

Regulations

     Mineral rights in the United Republic of Tanzania are governed by the Mining Act of 1998, and control over minerals are vested in the United Republic of Tanzania. Prospecting for the mining of minerals may only be conducted under authority of a mineral right granted by the Ministry of Energy and Minerals under this Act.

     The three types of mineral rights most often encountered, which are applicable to us include: prospecting licenses; retention licenses; and mining licenses. A prospecting license grants the holder thereof the exclusive right to prospect in the area covered by the license for all minerals, other than building and gemstones, for a period of three years. Thereafter, the license is renewable for two further periods of two years each. On each renewal of a prospecting license, 50 percent of the area covered by the license must be relinquished. Before application is made for a prospecting license, a prospecting reconnaissance for a maximum area of 5,000 square kilometers is issued for a period of two years after which a three-year prospecting license is applied for. A company applying for a prospecting license must, inter alia, state the financial and technical resources available to it. A retention license can also be requested from the Minister, after the expiry of the 3-2-2-year prospecting license period, for reasons ranging from funds to technical considerations.

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

Environmental Law

     We are also subject to laws dealing with environmental matters relating to the exploration and development of mining properties. The goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

     We have complied.

Results of Operations

     In the second fiscal quarter of 2008, we started exploration, but have not discovered mineralized material and therefore we have not generated any revenue. Accordingly, as of the second fiscal quarter of 2008, we were no longer a “shell company.” We explored our property by conducting an extensive program of mapping geology, sampling soils and rocks and having the samples assayed for gold, and by conducting a detailed ground magnetic survey to identify faults and other geologic structures that might be helping to control the location of important gold values. In the second fiscal quarter, the cost of exploration activities was $2,862,708. In addition to these exploration activities, we desired to acquire additional property, and on November 10, 2008 we entered into a non-binding letter of intent to acquire two additional mineral licenses contiguous with the existing Kalemela license PL2747/2004. On November 18, 2008, we entered into an Option To Purchase Prospecting Licenses Agreement (the “Agreement”) with Geo Can wherein we were granted the right to acquire an undivided 60% interest in and to certain property comprised of prospecting licenses, by carrying out a series of exploration programs on the property and by making certain payments to Geo Can in the form of shares of our common stock and cash as follows:

1.  Reimburse Geo Can for the costs related to annual fees and registration fees in the amount of US$4,222.20.

2.  Pay Geo Can US$250,000 as follows: US$100,000 at closing and US$150,000 on the first anniversary of closing.

3.  Allot and issue to Geo Can a total 1,500,000 shares of common stock as follows: 600,000 shares within 10 days of closing and 900,000 shares on or before the first anniversary of closing.

4.  Incur exploration expenses of US$1,200,000 not later than the third anniversary of closing as follows: US$200,000 on or before the one year anniversary of closing; an additional $400,000 on or before the two year anniversary of closing; and, an additional US$600,000 on or before the three year anniversary of closing.

     In addition, we can acquire the remaining 40% under additional options by the payment of money and issuance of additional shares of common stock. The exercise of these additional options will cause us and Geo Can to associate in a joint venture, the terms of which will be contained in a joint venture agreement.

     Further, upon any part of the property being placed into commercial production, we will pay Geo Can a royalty of 2% of net smelter returns.

     Together the three licenses cover an area of about 260 square kilometers. We have expanded our Exploration Services Agreement with Geo Can Resources Company Limited to include mineral exploration of all three licenses. On December 9, 2008 we advanced an additional $225,000 to continue mineral exploration activities on PL2747/2004, PL2910/2004 and PL3006/2005.

PL2747/2004 - 2008 Exploration Work

     Geo Can Resources Company Limited conducted reconnaissance Phase One exploration that included the following: geological mapping, soil sampling with grid lines spaced at 200m and samples spaced at 50m (Figure 2). Based on prior experience, soil samples were not collected from clay rich mbuga soil areas. Ten trenches were placed to define nature and source of the soil anomalies, ground magnetic profiles began in early October and have further defined structures in the higher gold areas. The work conducted to date is summarized below in Table 2:

Table 2: Summary of Completed Exploration
Ground
	Area	Soil	Rock	Magnetic
Project	Mapped	Samples	Samples	Survey
License No.	(km2)	Collected	Collected	(line km)	Trenches
Kalemela,
PL2747/2004	70.72	1,789	62	800	10

Geologic Mapping

     The main lithologies observed during geological mapping are as follows: In the northern part of the license wide areas are covered by superficial clay rich mbuga soils that overlie Nyanzian greenstones rocks similar to the ones in the middle or central part of the license. In the central part of the license granites and greenstone with moderate magnetic properties occur with felsic dykes and quartz feldspar porphyry dykes. Quartz veins are present and tend to follow dilational zones of weakness in the greenstone and granitoid host rocks.

Note: Soil samples are displayed as Part per Billion and not as Parts per Million

Figure 1: Geological and gold assay map. Anomalous gold in soils define north-south and northeast structural trends on PL2747. Ground magnetic results define similar trends. The large gold anomaly overlies granite and a contact zone with greenstone rocks. Samples were not collected in the mbuga clay rich area (colored yellow on map) as the gold cannot penetrate the clay area. This map covers about 21 sq kms and is located near the center of PL2747 license. Note: All soil samples are displayed in ppb and not as ppm.

Structural Controls

     Two main structural controls are present. The northeast direction is dominant in the western part of the license. This northwest direction becomes more east-southeast in the central part of the license, and also extends into the eastern part. Dip directions are to the north. This pattern setting is also reflected in the soil anomalies that have northeast and northwest trends in the central part of the license (Figure 2).

Note: Soil samples are displayed as Part per Billion and not as Parts per Million

Figure 2: Gold assay values in soil samples at the Kalemela project, PL2747 Note: All soil samples are displayed in ppb and not as ppm.

Ground Magnetic Survey Results

Figure 3: Map image of ground magnetic survey, with UTM Coordinates, PL2747The detailed magnetic survey identified previously unknown prominent intersecting northwest and northeast trending structures that lie beneath shallow soil cover. The areas of intersection partially correspond to areas of elevated gold values in soil samples and provide locations for induced polarization surveys to further define possible drill targets.

Picture 1 and 2: Ground magnetic surveying on the Kalemela Gold Project PL2747 conducted by Geo Can Resources Company field crew.

Sampling Method and Approach
Soil samples were collected from shallow hand dug holes that reached the B-soil horizon; sample size was between one and two kilograms.

Sample Preparation, Analysis and Security
Geo Can Resources Company Limited sent the collected samples to the registered and certified SGS Analytical Laboratories in Mwanza for gold assay analysis.

Adjacent Properties
To the west, and contingent with PL 2747/2004, are licenses PL 2910/2004 and PL 3006/2005 (Map 2). The three properties have known gold occurrences due to artisanal mining and similar geology; an option agreement was signed with us on November 18th, 2008 for these two additional licenses.

Mineral Resource and Mineral Reserve Estimates
There is not an established mineral resource or a mineral reserve on the property; no attempt is made in this report to indicate, calculate or otherwise estimate a resource or reserve.

Interpretation and Conclusions
Soil sample results, along with the geologic setting, magnetic survey results and the presence of sulphide minerals suggest the area has exploration potential. Positive exploration criteria include: Presence of Nyanzian greenstone rocks including basalts and several felsic and mafic dykes.

Initial rock assays from mafic and felsic dykes that include anomalous values.

Detailed soil sampling indicates anomalous portions of the license; these values lie along structural trends that may or may not host a mineable gold deposit.

Recommendations For Future Work
The Kalemela gold project is at the western edge of the Kilimafedha greenstone belt, and the potential is due to the presence of strong granite – basalt lithological and several associated dykes which define possible feeder channels for gold mineralization.

The ground magnetic survey of PL2747 is complete. This survey has identified targets below the mbuga soils that correspond to surface observations and suggest areas for detailed exploration including RAB/Air Core drilling.

PL3006/2005 and PL2910/2004 2008-2009 Exploration Work

     Based on the interpretation of regional maps (magnetic, Landsat, geological), field visits and the regional style of the mineralization of these areas the following exploration works have been planned and commenced for each of the project blocks in PL3006/2005 and PL2910/2004:

*	Detailed and reconnaissance ground magnetic at 100 ×100 m (detailed) and 200m spacing for reconnaissance. A total of 850 line kilometers for PL 2910/2005 and 850 line kilometers for PL
3006/2004.
*	Soil sampling program; Detailed at 200 × 50 m in a detailed identified in Magnetic survey block and reconnaissance at 400 × 50 as shown in figure 1. Soil sampling estimated of 2000 soil samples.
*	Detailed Mapping at 1:20,000 will be accomplished.
*	Trenches will be done along the shear zones and will be identified as mapping program continues. 10 trenches are estimated over the program. Expected duration of work: 60 days

     Additionally, on December 22, 2008 we completed an “Option to Purchase Prospecting Licenses Agreement” with Geo Can for PL4339/2006 and PL2702/2004. Under the terms of the agreement we will acquire all the right, title and interest of Geo Can, in and to the exclusive option that Geo Can has (“Geo Can Option”) through the “Mineral Property Option to Purchase Agreement” dated May 20, 2008 between Geo Can and State Mining Corporation, Tanzania. For the consideration, summarized below, we will have the exclusive and irrevocable option to acquire from State Mining Corporation a 90% undivided interest in PL4339/2006 and PL2702/2004 through the Geo Can Option, pursuant to the terms and conditions of the agreement.

     In consideration for the 90% undivided interest Option in PL4339/2006 and PL2702/2004, in summary, we agreed that:

(a)	With respect to the Option and within 15 Business Days of our Board of Directors acceptance of the transactions contemplated we will:
	(i)	issue 50,000 Shares per license to Geo Can or its assignee; and
	(ii)	pay $10,000 per license to Geo Can or its assignee within 180 days of the Approval Date; and
	(iii)	assume all payments and obligations under the Geo Can Option; and
	(iv)	pay Geo Can the 2.5% Net Smelter Royalty as contained in Schedule C of the agreement.

     Under the terms of the “Mineral Property Option to Purchase Agreement” dated May 20, 2008 between Geo Can and State Mining Corporation, Tanzania that we are assuming we will:

(a)
	(i)	pay State Mining Company $30,000 per license listed in Schedule A; that is PL4339/2006 and PL2702/2004 and
(ii)

Thirty thousand dollars (US$30,000) per license annually on subsequent anniversary dates of issuance of confirmation from the Commissioner of Minerals of registration of the Mineral Property Option to Purchase Agreement up to the date of completing a Bankable Feasibility Study and

(b)	Complete the following minimum exploration expenditures
	(i)	The OPTION HOLDER shall spend a minimum of US$ 100,000 per license per annum on exploration up to completion of Bankable Feasibility Study and announcement of Production Decision.

     In addition the OPTION HOLDER will maintain a free 10% carried interest to the benefit of the OWNER through to mining production.

Plan for Hombolo PL4339
Detailed ground radiometric survey at 100m grid will be completed on the anomalous block indicated during country wide Airborne geophysics survey. Trenches and pitting will be done to validate the previous anomaly. The survey will be followed up by shallow RAB or Auger drilling.

Plan for Igusule PL2702 – By combining the Mag-Gravity superimposed image with RAB drilling results we see that there are 2 or 3 prospective targets. One just east of the Artisanal mining and the RAB drilling fence area with significant structural intersections that may be the extension of Artisanal mining and RAB drilling program area, The other target is south of the RAB drilling fence where there is another structural intersection .The third target is located east of the major fault and just in the contact between the Gravity high and low and containing several structural intersections.

Based on the interpretation work of the regional data and of the work done by BEAL the following is recommended:

1.	Soil sampling at a grid of 200 by 50m conducted over the whole license.
2.	Detailed mapping at a scale of 1;20000.
3.	Ground magnetic conducted over the whole license at a 100m grid.
4.	Grab sampling on Artisanal mining area and in some targeted pits and trenches at various locations on the license.

We have just completed the Option Agreement at the time of this writing and will now develop specific plans and budgets for the mineral exploration program on these additional properties to be conducted during the first two quarters of 2009.

Plan of Operation

     Our exploration objective is to find an economic mineral body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains resources and/or reserves. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average percentage grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do so or because it is not economically feasible to do so, we will cease operations and you will lose your investment.

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

     Currently the property is undeveloped raw land. We have started exploration and geophysical surveying on the Kalemela Gold Project licenses PL2747/2004, PL3006/2005 and PL2910/2004 property. To our knowledge, none of our properties have ever been commercially mined. The first event that occurred was the acquisition of the prospecting license, PL2747/2004 from Uyowa Gold Mining and Exploration Company Limited, P.O. Box 3167, Dar es Salaam, Tanzania. This was followed by a physical examination of the property by Mr. Roger A. Newell, a geologist and the company president and a director. The license is recorded in Uyowa Gold Mining and Exploration Company Limited’s name. Following the initial examination, additional geologic mapping, soil and rock sampling and ground magnetic surveys have been conducted.

     On November 18, 2008 we acquired the two adjacent and contiguous licenses PL3006/2005 and PL2910/2004 and have expanded our mineral exploration budget with Geo Can to include a similar initial exploration program as has been conducted on PL2747/2004 and have commenced exploration of PL3006/2005 and PL2910/2004.

     On December 22, 2008 we completed an “Option to Purchase Prospecting Licenses Agreement” with Geo Can for PL4339/2006 and PL2702/2004. Under the terms of the agreement and the consideration paid, we will acquire the exclusive and irrevocable option to acquire from State Mining Corporation a 90% undivided interest in PL4339/2006 and PL2702/2004 through the Geo Can Option. We have just completed the Option Agreement at the time of this writing and will now develop plans and budgets for the mineral exploration program on these additional properties to be conducted during the first two quarters of 2009.

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

     We have exploration licenses. We do not have a licenses to mine any minerals or reserves whatsoever at this time on any part of our properties. Once exploration has advanced to a point where mining on one or more of our properties is feasible, we plan to apply for a mining license or licenses. We do not intend to interest other companies in the properties if we find mineralized materials. We intend to try to develop the reserves ourselves and through the use of contracted consultants. We have no plans to interest other companies in the properties if we do not find mineralized material.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans for future activities.

     All of the work on our properties is conducted by contractors that we have hired through exploration services contracts. The contractors are responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and evaluation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, possible cost overruns due to price and cost increases for services and economic conditions.

Liquidity and Capital Resources

     In March 2007, 3,000,000 shares of common stock were issued to Kilimanjaro Mining Company, Inc., a corporation that Heidi Kalenuik is a major shareholder of and that she holds the controlling interest in. Further, in March 2007, 500,000 shares of common stock were issued to David Gamache, one officer and director and 500,000 shares of common stock were issued to George Lennox, one of officer and director. The 4,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers’ transaction or in a transaction directly with a market maker.

     On October 17, 2007, we completed our public offering selling 1,003,000 shares of common stock at a price of $0.10 per share for cash of $100,300. These proceeds were applied to the items set forth in the Use of Proceeds section of the public offering.

     On May 28, 2008, we completed a non-brokered Regulation S private placement of 12,500,000 shares of the company's restricted common stock at $0.02 per share for cash of $250,000.

     As of December 31, 2008, we have issued 24,478,300 shares of common stock for cash of $1,600,305 and a subscription receivable of $35 and 2,350,300 shares for the acquisition of prospecting licenses.

     As of December 31, 2008, our total assets were $920,970, and our total liabilities were $141,241.

Properties

     The following chart is a complete list of each license that we own by license number, the area, district and QDS of its location along with the date of issue, transfer and expiration for each. We own no property other than the following licenses:

License	Area and District	Issue Date	Transfer Date	Expiry Date

PL2747/2004	Magu, Magu QDS/23/4	08-10-04	25-05-07	07-10-11
PL2910/2004	Bunda South, Bunda QDS/32/3	30-11-04	25-05-07	29-11-11
PL3006/2005	Bunda, Bunda QDS23/4	28-01-05	22-03-07	27-01-12
PL4339/2006	Makutupora, Dodoma QDS 162/2	09-05-07	24-09-08	08-05-10
PL2702/2004	Igusule, Nzega QDS 63/3	02-10-04	24-09-08	01-10-11

     License PL2747/2004 was granted by the Ministry of Energy and Minerals to Uyowa Gold Mining and Exploration Company Limited on May 25, 2007 for a period of four years with the intention of doing exploration. The license is owned 100% by Uyowa Gold Mining and Exploration Company Limited, which is 100% owned by Geo Can Resources Company Limited, and with the present agreement an 80% interest in and to the license is owned by us upon completing the exploration commitments. No royalties or other encumbrances exist with respect to this property. On November 18th, 2008, Lake Victoria optioned a 60% interest in two additional contiguous licenses PL2910/2004 granted by the Ministry of Energy and Minerals to Uyowa Gold Mining and Exploration Company Limited on May 25, 2007 for a period of approximately four and a half years and PL3006/2005 granted by the Ministry of Energy and Minerals to Geo Can Resources Company Limited on March 22, 2007 for a period of approximately five years from Geo Can Resources Company Limited. Together the three licenses cover about 260 square kilometers. Map 1, The Kalemela Gold Property Location Map, Tanzania illustrates the location of these three licenses relative to Lake Victoria, the Serengeti National Park and each other.

     The Kalemela Gold Project consisting of PL2747/2004, PL2910/2004 and PL3006/2005 is located in the Kilimafedha greenstone belt of the Lake Victoria Gold Field in the Magu District, Mwanza Region of northern Tanzania. The properties can be reached by traveling northeastwards from Mwanza city on the all-weather Mwanza-Magu-Bunda sealed road that continues northwards to Musoma.PL2747/2004 covers a total area of 70.72 square kilometers in quadrangle QDS 23/4. PL2910/2004 covers a total area of 77.21 square kilometers in quadrangle QDS 32/3. PL3006/2005 covers a total area of 113.9 square kilometers in quadrangle QDS 23/4.

     The properties are near the eastern tip of the Speke Gulf and close to the southern shoreline of Lake Victoria. The nearest airport with regularly scheduled flights is in Musoma although the Mwanza airport is preferred where there are daily flights to and from Dar es Salaam and Kilimanjaro international airports.

     Musoma has a population of about 1.5 million and a well-developed social and commercial infrastructure including: transportation, telecommunications, educational institutes, hospitals, hotels, and recreational facilities. The licenses are approximately 86km south of Musoma, and are within the Magu and Bunda Districts of the Mwanza Region. Bunda, a closer, smaller commercial center than Musoma, is only about 36km’s north of the project area.

     Access to the licenses are from Musoma, the nearest large town, then to Lamadi village over a well maintained tarmac road, and then by dirt roads to all parts of the project. Two wheel vehicles are satisfactory in the dry season, but four wheel drive vehicles are required during the wet season.

Directors, Executive Officers and Control Persons

     On June 26, 2008, Mr. Roger Newell was appointed to the Board of Directors and also President and CEO; and on June 28, 2008, Ms. Heidi Kalenuik and Mr. Ahmed Magoma were appointed to the Board of Directors. Ms. Kalenuik was appointed Secretary and Treasurer. On October 31, 2008 Ms. Michele Ashby was elected to the Board of Directors. Officers are elected by the board of directors to a term of one (1) year and serve either until their successor is duly elected and qualified, or until they resign or are removed from office. The board of directors has no nominating, auditing or compensation committees.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We have a limited plan of operation.

     Our current plan of operation is limited to the exploration of the Property to determine if there is an ore body beneath the surface. Our current plans do not contemplate removal of the ore. We have no plans or funds for ore removal. Unless we develop and implement a plan of operations that contemplates the generation of revenues, we will likely need to secure additional funds through future offerings of our securities, debt or other financing. We currently have no plans to secure additional funding, if needed, and we are not assured of securing any additional funding on terms that are acceptable to us. In the event that we are unable to generate any revenues or secure additional funding we may be required to cease active business operations which would likely have a materially negative effect on the value of your investment and ability to liquidate your investment.

The probability of the property producing any reserves is extremely remote.

     The probability of an individual prospect ever having reserves is extremely remote. In all probability the Property does not contain any reserves. A lack of reserves will have a materially negative effect on our ability to generate any revenues. A lack of revenues may force us to alter our business activities and/or cease active business operations which may result in the loss of part or all of your investment.

     We have a limited operating history and have losses which we expect to continue into the future. As a result, we may have to suspend operations.

     We were incorporated on March 14, 2007 and we have started our business operations in June 2008. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $3,170,876. To achieve and maintain profitability and positive cash flow we are dependent upon: our ability to locate a profitable mineral property; our ability to generate revenues; our ability to reduce exploration costs. Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues may cause us to suspend active business operations.

We have limited capital which may affect its exploration activities.

     We lack sufficient capital and as a result must limit its business and exploration activities. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. The failure to discover a recoverable body of ore will likely have a materially negative effect on our ability to generate revenues and continue actively conducting business operations. If we fail to generate sufficient revenues to sustain its operations we may be forced to seek additional sources of revenues, alter its business operations and/or cease active operations.

Our management devotes only limited time to our operations.

     Because our officers and directors have other outside business activities, they will only be devoting a portion of their time to our operations. Roger Newell, our President and CEO, will be devoting up to 40% of his time, or approximately 16 hours per week. Ahmed Magoma will be devoting approximately 20% of his time, or approximately 8 hours per week. Heidi Kalenuik, our Secretary, Treasurer and Director, will devote approximately 15% of her time, or approximately 6 hours per week. As a result, our operations may be sporadic and occur at times which are not convenient to our officers and directors. The limited ability of our management to devote time and effort to our operations may have a negative effect on our ability to implement our plan of operations currently and in the future. Our business activities may suffer negative results due to its limited operations which may include, but not be limited to, the failure to locate recoverable deposits of ore, failure to locate financing necessary to extract any ore that is located, failure to extract any ore that is located, and/or the failure to take advantage of other business prospects which may become available to the us.

A major shareholder may exert undue influence over our direction.

     Kilimanjaro Mining Company, Inc. a major shareholder owned and controlled by Heidi Kalenuik, one of our officers and directors, acquired stock in a series of transactions in which it now owns a total of 17.14% of the issued and outstanding shares of our common stock. Roger Newall and Ahmed Magoma are also officers and directors of Kilimanjaro Mining Company, Inc.

Political unrest and governmental regulation.

     We expect to explore, and eventually mine for gold and precious metals in Tanzania and possible other countries. Consequently, any political, economic and social unrest and/or instability in Tanzania may adversely affect our business operations. In particular, instability in the mining regions of Tanzania could result in a decrease in the availability of equipment, labor and other supplies needed for the continued operation and growth of our business. It could also lead to an increase in our purchasing costs and increased operating costs. This may impair our business and we may have to cease or curtail our operations and investors could lose their entire investment.

Lack of liquidity.

     Our common stock price is currently quoted on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) under the symbol LVCA . There is currently a limited public market for our common stock and we can provide no assurance to you that the market for our common stock will be sustained. We cannot guarantee that you will find a willing buyer for our common stock at any price, much less a price that will result in you realizing any profit on your investment in our shares. There may be limited opportunity for you to liquidate your holdings in our common stock. Trading volume may be insignificant and you may be forced to hold your investment for an extended period of time. The lack of liquidity may also cause you to lose part or all of your investment in our shares of common stock.

Our Stock Price May Be Volatile.

     Because there is a limited public market for our common stock and we can provide no assurance to you that the market for our common stock will be sustained. If a market is sustained, however, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including: actual or anticipated variations in our results of operations; our ability or inability to generate new revenues; increased competition; and, conditions and trends in the mining industry. Further, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Penny Stock rules.

     Section 3(a)(51A) of the Securities Exchange Act of 1934 defines a penny stock as an equity security that is not registered on a national stock exchange or authorized for quotation on NASDAQ, and that sells for under $5.00 per share. Our common stock is considered a penny stock. Your purchase of our common stock is an extremely high risk stock purchase that could result in the entire loss of your investment. Since our common stock is a penny stock, a broker-dealer is required to provide a risk disclosure statement detailing the inherent risks in investing in a penny stock to you prior to recommending the sale of its stock. This could severely limit the ability to create a market for our shares of common stock and make it difficult for you to liquidate your shares of common stock.

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Office and Principal Financial Officer pursuant Section
302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of February, 2009.

LAKE VICTORIA MINING COMPANY, INC.

BY:   ROGER NEWELL
         Roger Newell
         President, Principal Executive Officer,
         Principal Financial Officer, Principal
         Accounting Officer and a member of the
         Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Office and Principal Financial Officer pursuant Section
302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.