Form 10-K
period 2009-03-31
Lake Victoria Mining Company, Inc.
filed 2009-07-14
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED MARCH 31, 2009

Commission file number   000-53291

LAKE VICTORIA MINING COMPANY, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

1781 Larkspur Drive
Golden, Colorado   80401
(Address of principal executive offices, including zip code.)

(303) 586-1390
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:  YES☐ NO ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule405 of Regulation S-T (* 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO ☐

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 13, 2009 was $14,299.336

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date, as of July 13, 2009, total outstanding common shares was: 28,478,300

PART I.

ITEM 1.	BUSINESS.

Background

    Lake Victoria Mining Company, Inc. was incorporated in the State of Nevada on March 14, 2007.  We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage.  We intend to conduct mineral exploration activities on properties. Effective September 30, 2008, we were no longer a shell company. We maintain our statutory registered agent’s office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office is located at 1781 Larkspur Drive, Golden, Colorado 80401.  This is our mailing address as well. Our telephone number is (303) 586-1390.  Roger Newell, our president, supplies this office space on a rent-free basis.

Business

    On April 1, 2007, Lake Victoria Mining Company acquired license PL2747/2004 to explore for minerals in northern Tanzania from Uyowa Gold Mining and Exploration Company Limited, P.O. Box 3167, Dar es Salaam, Tanzania.  On June 3, 2008 the Company amended the April 1, 2007 agreement for a fourth time including the payment amount which was increased to $75,000 and the option to acquire 100 percent of the property was amended to acquire an 80 percent interest in the property.

    On November 10, 2008, we entered into a non-binding letter of intent with Geo Can to acquire two additional mineral licenses contiguous with the existing Kalemela Gold Project license, PL2747/2004.

    On December 22, 2008 we completed an “Option to Purchase Prospecting Licenses Agreement” with Geo Can for PL4339/2006 at Makutupora Area in Dodoma District which covers a total area of 92.22 square kilometers in QDS 162/2, Tanzania and PL2702/2004 at Igusule Area in Kahama District which covers a total area of 46.25 square kilometers in QDS 63/3, 63/4, Tanzania.

    Under the terms of the agreement we will acquire all the right, title and interest of Geo Can, in and to the exclusive option that Geo Can has (“Geo Can Option”) through the “Mineral Property Option to Purchase Agreement” dated May 20, 2008 between Geo Can and State Mining Corporation, Tanzania. For the consideration we will have the exclusive and irrevocable option to acquire from the State Mining Corporation a 90% undivided interest in PL4339/2006 and PL2702/2004 through the Geo Can Option, pursuant to the terms and conditions of the agreement.

    In October 2008, PL2702/2004 was renewed for second period of two years and was divided into two licenses PL2702/2004 and PL5469/2008.

    On January 21, 2009, we executed a definitive Option Agreement (the “Option”) with Geo Can Resources Company Limited to earn a 50% interest in Geo Can’s Geita Gold Project, Prospecting License Number PL2806 (the “Property”). Under the terms of the Option, we will acquire a 50% interest in the Property totaling 43.77 square kilometers. The Option also provides that we may acquire through “Remaining Interest Options” up to a 75% interest in the gold project.

    Under the terms of the Option agreement, we must make cash payments and issue common shares to Geo Can (or its assignee) and we must complete first year minimum exploration expenditures on the Property.

    We have no revenues, we have incurred losses since inception, we have been issued a going concern opinion and we have relied upon the sale of our securities and loans from our officers and directors to fund operations.

    The properties are unencumbered and there are no competitive conditions which affect the properties. Further, there is no insurance covering the properties and we believe that no insurance is necessary since at this point the properties are unimproved.

    To date, we have not discovered a commercially viable mineral deposit, a reserve, on the property and we will be unable to do so until further exploration is done and a comprehensive evaluation concludes an economic and legal feasibility study.

    There are no native land licenses that affect title to our Properties. At this time, we have no plans to interest other companies in the properties if mineralization is found.

PROPERTIES

Licenses

    The following chart is a complete list of each license that we own by license number, the area, district and QDS of its location along with the date of issue, transfer and expiration for each. We own no property other than the following licenses:

License	Area and District	Issue Date	Transfer Date	Expiry Date	% of Ownership
PL2747/2004	Magu, Magu QDS/23/4	10/08/04	05/25/07	10/07/11	80%
PL2910/2004	Bunda South, Bunda QDS/32/3	11/30/04	05/25/07	11/29/11	60%
PL3006/2005	Bunda, Bunda QDS23/4	01/28/05	03/22/07	01/27/12	60%
PL4339/2006	Makutupora, Dodoma QDS 162/2	05/09/07	09/24/08	05/08/10	90%
PL2702/2004	Igusule, Nzega QDS 63/3	10/02/04	09/24/08	10/01/11	90%
PL5469/2008	Igusule, Nzega QDS 63/4	11/20/08	01/16/09	11/19/11	90%
PL2806/2004	Geita Project QDS 32/3	10/30/04	09/24/07	10/29/09	50%

Kalemela Gold Project – PL2747/2004, PL2910/2004 and PL3006/2005

Location and Access

License number PL2747/2004 was granted by the Ministry of Energy and Minerals to Uyowa Gold Mining and Exploration Company Limited on May 25, 2007 for a period of four years with the intention of doing exploration. The license is owned 100% by Uyowa Gold Mining and Exploration Company Limited, which is 100%, owned by Geo Can Resources Company Limited, and with the present agreement an 80% interest in and to the license is owned by us upon completing the exploration commitments. No royalties or other encumbrances exist with respect to this Property.

On November 18, 2008, Lake Victoria optioned a 60% interest in two additional contiguous licenses, PL2910/2004 granted by the Ministry of Energy and Minerals to Uyowa Gold Mining and Exploration Company Limited on May 25, 2007 for a period of approximately four and one half years and PL3006/2005 granted by the Ministry of Energy and Minerals to Geo Can Resources Company Limited on March 22, 2007 for a period of approximately five years from Geo Can Resources Company Limited. Together the three licenses cover about 261.8 square kilometers. Map 1, “The Kalemela Gold Property Location Map, Tanzania” illustrates the location of these three licenses relative to Lake Victoria, the Serengeti National Park and to each of the other licenses.

The Kalemela Gold Project consists of PL2747/2004, PL2910/2004 and PL3006/2005 is located in the Kilimafedha greenstone belt of the Lake Victoria Gold Field in the Magu and Bunda Districts, Mwanza Region of northern Tanzania. The properties can be reached by traveling northeastwards from Mwanza city on the all-weather Mwanza-Magu-Bunda paved highway that continues northwards to Musoma. PL2747/2004 covers a total area of 70.72 square kilometers in quadrangle QDS 23/4. PL2910/2004 covers a total area of 77.20 square kilometers in quadrangle QDS 23/3. PL3006/2005 covers a total area of 113.90 square kilometers in quadrangle QDS 23/4.

The properties are near the eastern tip of Lake Victoria’s Speke Gulf and close to the southern shoreline of Lake Victoria. The nearest airport with regularly scheduled flights is in Musoma although the Mwanza airport is preferred where there are daily flights to and from Dar es Salaam and Kilimanjaro international airports.

MAP 1: Kalemela gold project location map.

11
12
Buhemba Gold Mine
N
Bukima
Bukiko
Bwisya
Nyambono
Mohoji
Mugumu
Bugusa
Mugeta
Guta
Ikoma
Kibara
Robanda
Kasuguti
L. Victoria
22
23
24
Kalamera
PL 2747/2004
PL 3006/2005
PL 2910/2004
Nyanguli
SERENGETI N.P
Legend
Tanzania Town
Operating Mine
Minor Road
Major Road
Lake
National Park
Geo Can Property
Region Block
Tanzania _QDS_Region
34
35
36
Mhango
Sagata
Bumera
Mwawuchuma
kilometers

GEO CAN RESOURCES COMPANY LIMITED

KALEMELA GOLD PROPERTY LOCATION MAP, TANZANIA

Date: Dec 2008

The city of Musoma has a population of about 1.5 million and a well-developed social and commercial infrastructure including: transportation, telecommunications, educational institutes, hospitals, hotels, and recreational facilities. The licenses are approximately 86 kilometers south of Musoma. Bunda, a closer, smaller commercial center than Musoma, is only about 36 kilometers north of the project area.

Road access to the licenses from Musoma, the nearest large town, is to Lamadi village over a well maintained paved highway, and then by dirt roads to all parts of the project. Two wheel vehicles are satisfactory in the dry season, but four wheel drive vehicles are required during the wet season.

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

The project is located at the western fringe of the Kilimafedha greenstone belt. Granitoid and greenstone rocks extend northward to the Ndabaka Plains and to the Serengeti Game Reserve. The licenses constitute the northern extremity of a large and physiographically mature area known as Sukumaland. The area is adequately drained by the northwest flowing Lutubiga stream together with various other tributaries to the generally east flowing Ramadi River. All rivers in the area flow into the Duma River that eventually empties into Lake Victoria. The drainage channels are structurally controlled and follow joints, shear zones and other internal structures in the underlying bedrock. Outcrops are generally scarce as much of the area is covered with extensive amounts of Recent clay rich soils.

Geology

The most significant regional structural feature is the northwest trending Suguti Shear Zone, which is located about 25 kilometers to the northeast. This structure lies within a broad, 2-3 kilometer wide depression; smaller faults within our properties are believed to represent offshoots from the larger Suguti structure. It may be possible that these small faults have helped to control the location of elevated metal values.

Greenstone volcanic rocks and granite rocks are the major lithologies present on the Kalemela licenses. The greenstones have planar flow structures in the southwest, central and southeast parts of the Property. A major northeast trending linear feature, present in the Lutubiga area, coincides with greenstone outcrops in the central part of the Property. Minor northwest trending faults and fracture features are also present, and a well defined greenstone dike is present in the central south part of the licenses that might help control some elevated metal values.

Local (Deposit) Geology

    The local geology of the area is shown in Map 2, and the major rock types are briefly described below:

    Dark Greyish Green Volcanic Rocks (Amphibolites)

        The greenstone rocks form isolated outcrops and extend east-west through the center of the property. These are believed to be the main host rock for any metals that might be discovered on the Property.

    Grey Granitic Rocks (Syn-tectonic granites)

    These granitic rocks are generally grey colored and coarse-to medium-grained. They are present in the southern half of the Property.

Late Pink Granite Rocks (Late orogenic granites)

               Late pink granites are pink colored, and coarse- to fine-grained. These granites appear to be distinct from the grey granites whose outcrops tend to form rugged prominent topographical features.

Minor Intrusive Rocks

            Small occurrences of generally dark green to greenish gray basaltic rocks often are present in areas of low topographic relief, and rock exposures are generally rare.

Clay Rich Dark Gray to Black Soil (Mbuga)

The northern half of the Property consists of heavy, dark colored, clay rich soils. These soils cover important geologic features in the underlying bedrock, and the Company’s mineral exploration programs are designed to identify prospective areas below the generally 2- to 3-meter thick soil cover.

History

There are no historical large mines or developed gold mineralized bodies within the Property; prior to our current activity, only limited reconnaissance exploration was  conducted on the Property and within the region.

MAP 2: Regional geological map for the Kalemela gold project.

L.Victoria
N
PL 2747/2004
PL 3006/2005
PL 2910/2004
9740000
9720000
0
10
20
kilometers
580000
600000
620000
Legend
Lake
Nyanzian System_
Volcanised
Nyanzian System_
Intrusives
Mbuga Clay,Tinde Bone
Beds,Sekenke Conglomerate
Archean Granitoid Shield
Proterozoic/Late Archean
Ultrabasics
Prospecting License
Gold Occurance

REGIONAL GEOLOGICAL MAP

GEO CAN RESOURCES COMPANY LIMITED

KALEMELA GOLD PROJECT

Date:July 08

Our Exploration Program

The Property consists of undeveloped raw land, that is easily traversed and prospected.  To our knowledge, the Property has only seen shallow artisanal mine pits. We are exploring the Property at the present time and have been doing so, starting with PL2747/2004, since July 23, 2008. Before mineral production can begin, we must explore for and find mineralized material. After that has occurred, we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict what that will be until we find mineralized material, but based on the rocks present and the structural setting, we believe the area is prospective for gold.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under an adjoining property may or may not be located under our Property.

To evaluate our Property, we have implemented an initial exploration program consisting of geochemical surveys such as rock chip, soil sampling, trenching and geological mapping. These activities have to traverse faults inferred from aeromagnetic and from ground magnetic geophysical surveys. Based on results of these initial exploration programs our consultants and management will determine, if justified, where drilling will occur on the Property. Our consultant will receive fees for his services.

Work done on PL2747/2004 through our exploration services agreement with Geo Can to date includes: geological mapping at a scale of 1:10,000; 61 rock chip samples; 1,589 soil samples, the soil sampling grid was 200 meters x 50 meters; ten trenches 1 to 2 meters deep were dug for a combined length of 156 meters; 50 samples were collected on rock chip and soil anomalies to define the width of mineralization within the target area; three pits were dug and a detailed ground magnetic survey has been completed that covered the entire license. This magnetic survey has defined the structural setting and rock types present underlying below the mbuga soils.

 All of these samples have been tested to determine if mineralized material is located on the Property. We take our soil, grab and rock chip samples to analytical chemists, geochemists and registered assayers located in the city of Mwanza. Based upon initially encouraging results, we continued our exploration operations on the contiguous licenses, PL3006 and PL2910.

Exploration was conducted on the three Kalemela Project Licenses PL2747, PL2910 and PL3006.  This exploration work involved the collection and gold analysis of 3,692 soil samples, 2186 line kilometers of ground magnetic surveying and the collection of 61 rock samples.  In PL2747, the soil samples identified a large gold anomaly that covers an area of about 2 kilometers x 6 kilometers and is partially shown in Map 3.

   Map 3: Shows a geologic contact between granite and greenstone in PL2747 and corresponding soil sample gold assays.  This contact zone may be selected for an induced polarization survey to help define drill targets.  The area of Map 3 lies in the northeast quarter of Map 4 which shows results of the ground magnetic survey.

GEOLOGICAL & ASSAYS MAP
LEGEND
Mbuga Soil
Assays Au_ppb
10 - 145
4 - 10
2 - 4
-2 - 2
Structure
Quartz Vein
Felsic Dyke
QFP
inferred outcrop
Shear
Strike/Dip
Foliation
Vertical Dip
Fault
Gabbro- Dolerite dyke
River
Dam
Geology
Inferred greenstone
Greenstone - Basalt
vmaf - mafic volcanic
Granite
599000mE
601000mE
603000mE
9747000mN
9745000mN
N
A
B
Vmaf
fd
Q
UTM, ARC 1960, 36SOUTHERN
Geo Can Resources Company Limited
Kalemela Gold Project, PL 2747/04 - Block D.
Northern Tanzania, Mwanza Region
0
2
kilometers
September 2008
2500m
2000m
1500m
1000m
500m
ASL
Bas
Fault
Granite

    The ground magnetic survey identified geologic structures and rock contacts between granites and greenstones that could control gold mineralization; the results of 293 individual lines and 2,186 line kilometers of ground magnetic surveying are shown in Map 4.

Map 4: Ground magnetic survey results; note strong northwest, cross cutting fracture zone image features that may control mineral formation.

License Number	Magnetics (Line Km)	Soil Samples (Number)	Rock Samples (Number)
PL2747	688	1,589	33
PL2910	648	1,762	22
PL3006	850	341	6
Total:	2,186	3,692	61

The cost of the initial exploration program for all three Kalemela Gold Project licenses is approximately $618,970; expenditures for PL2747 were $267,288; for PL2910 were $177,172 and for PL3006 were $174,510.  The work program consisted of gridding, soil sampling, geophysical surveying, trenching, geological mapping, soil and rock assays, report writing, accommodations and travel.   Additional work such as an induced polarization survey and trenching may be planned to further define possible drill RAB (rapid air blast) and RC (reverse circulation) drill targets.

Hombolo Village PL4339/2006 and Igusule PL2702/2004 and PL5469/2008

                On December 22, 2008 we completed an “Option to Purchase Prospecting Licenses Agreement” with Geo Can for PL4339/2006 at Makutupora Area in Dodoma District which covers a total area of 92.22 square kilometers in QDS 162/2, Tanzania and PL2702/2004 at Igusule Area in Kahama District which covers a total area of 46.25 square kilometers in QDS 63/3, 63/4, Tanzania.

                Under the terms of the agreement we will acquire all the right, title and interest of Geo Can, in and to the exclusive option that Geo Can has (“Geo Can Option”) through the “Mineral Property Option to Purchase Agreement” dated May 20, 2008 between Geo Can and State Mining Corporation, Tanzania. For the consideration we will have the exclusive and irrevocable option to acquire from the State Mining Corporation a 90% undivided interest in PL4339/2006 and PL2702/2004 through the Geo Can Option, pursuant to the terms and conditions of the agreement.

    In October 2008, PL2702/2004 was renewed for a second period of two years and was divided into two licenses PL2702/2004 and PL5469/2008.

Hombolo Village PL4339/2006

Location and Access

    The Hombolo Prospect is under PL4339/2006 and issued to the State Mining Corporation (STAMICO) on May 9, 2007 and is valid for 36 months from the date of grant. It was transferred to Geo Can on September 24, 2008. The total area is 92.22 km2 and lies within QDS 162/2 (Dodoma East) at Hombolo village. Access is generally easy as the properties are traversed by a number of roads that connect nearby villages (MAP 5).

Physiography

    The environment at the Hombolo prospect is that of a “calcrete related environment in Quaternary deposits”. The Hombolo prospect is in quadrangle QDS 162/2 (Dodoma East). The Hombolo area is covered by mbuga and seasonal swamps which are within an internal drainage basin. The Property is a grassroots uranium project. There have been no previous detailed investigations in the area except for a general regional mapping campaign by the Geological Survey of Tanzania.

Geology

    Geological Environments for Uranium Mineralization in Tanzania

    There are four known environments for uranium mineralization in Tanzania: -

•	In sandstones, especially of the Karoo Super Group and Bukoba Super Group
•	In carbonatite complexes of Mesozoic to Recent age.
•	In calcrete and related to secondary environments in Quaternary deposits.
•	Along unconformities between Karagwe – Ankolean and Bukoba Super Group for vein-type uranium mineralization.

    The environment for which the Hombolo prospect occurs is that of a “calcrete environment in Quaternary deposits”. The Hombolo area is covered by mbuga and seasonal swamps and is an internal drainage basin. On the basis of the calcrete environment, for uranium mineralization in Tanzania, the Hombolo prospect is being selected for uranium exploration. There have been no previous detailed investigations in the area except for the general regional mapping campaign by the Geological Survey of Tanzania.

MAP 5: Location map of PL4339/2006

MAP 6: Geology and Location Map PL4339/2006

Local (Deposit) Geology

The Hombolo area is covered by mbuga and seasonal swamps and it lies in an internal drainage basin (see Map 6). Hombolo Lake is within in a self contained drainage basin. The surface soils consist of black, sandy, clay materials. Beneath these soils, there are clayey sediments which are calcareous and gypsiferous. The sediments have are yet to be tested for uranium.

History

 Uranium anomalies were selected from the airborne geophysical survey results for ground follow up in the 1980/81 field season. With the exception of the anomaly detected over the Ngualla Carbonatite (QDS 209), these anomalies originated from outcropping granitic/gneiss rocks and mbugas (seasonal swamps). Granitic/gneiss rocks were found to contain very low concentrations of syngenetic uranium. Mbuga anomalies were found to be caused by secondary uranium which was precipitated from water draining into these mbugas during the wet season.

The areas investigated during the airborne geophysical survey comprised quadrangles QDS 121, 122, 123, 124, 140, 141, 142, 143, 158, 159, 161, 162, 176, 177, 178, 179 and 209.

Aside from the countrywide Radiometric Airborne survey, there have been no previous detailed investigations on PL4339 except for the general regional mapping campaign by the Geological Survey of Tanzania.

Our Proposed Exploration Program

Plan for Hombolo PL4339

A detailed ground radiometric survey on a 100 meter grid will be completed, assuming initial technical results are positive, on the anomalous block indicated by the country wide airborne geophysics survey. Trenches and pits may be excavated to validate  previous anomalies.  If justified, the survey will be followed by shallow augering or drilling.

Igusule PL2702/2004 and PL5469/2008

Location and Access

The Igusule tenements PL2702/04 and PL5469/08, are situated within the Kahama District, Shinyanga Region, about 100 kilometers southeast of the Bulyanhulu gold mine and approximately 20 kilometers southeast of the Buzwagi gold mine. The project is located within the Nzega – Iramba greenstone belt, in the Lake Victoria Goldfields of northwestern Tanzania.

Physiography and Climate

    The Igusule property is underlain by basalts and volcaniclastic sediments. Felsic dikes, granites and ultramafic rocks have intruded the basalts and volcaniclastic sediments. Granitic sand has been mapped on the northeast corner of the property. The area is located on a gravity high and it is also characterized by magnetic lineament structural intersections.

Geology

MAP 7: Geology and location map of PL2702/2004 and PL5469/2008

435000
450000
465000
480000
495000
510000
9585000
9570000
9555000
9540000
N
Kahama
Buzwagi
Tuloje
Nyandekwa
Isaka
Canuck
Shitage
PL2762/04
Mwanswiro
Igusule
Western
Nzega
Mahene
Hills
Itobo

History

                The Igusule licenses PL2702/2004 and PL5469/2008 have experienced exploration work by Barrick Exploration Africa Limited (BEAL) that included;  an airborne magnetic survey, a gravity survey, geological mapping  at 1:20,000 scale, soil geochemical sampling (1,054 samples) and 1,905 meters of  RAB drilling.

A soil geochemical sampling program was conducted over the tenement in February and March 2006. The program started with an 800 meter x 100 meter grid followed by infill sampling at 400 meter x 100 meter spacing over the area with in-situ soils. All soil samples were analyzed for gold and multi-elements by ME-ICP41. Wide-spaced RAB drilling was used to further evaluate the gold in soil anomalies.

 Three wide-spaced RAB fences (approx 100m between holes) were drilled on the property. A total of 1,905 meters of RAB drilling in 23 holes was completed. The main lithological units encountered include, mafic volcanics, ultra-mafic intrusives, and felsic dykes.

Our Proposed Exploration Program

On January 19, 2009 Roger Newell and Ahmed Magoma visited the Property and observed shallow iron stained artisanal mine pits with 0.5 meter to 1 meter thick, northeast striking, steeply dipping quartz veins. Evidence of earlier RAB drilling was also observed. Our exploration at Igusule will combine the magnetic-gravity images with the RAB drill results, and if successful, there will be 2 or 3 prospective targets. One area is just east of the artisanal mining location and the RAB drilling area. The other target is south of the RAB drilling area where there appears to be another structural intersection.  A third target is located east of a major fault and at a contact between a gravity high and a gravity low where several structural intersections may exist.

            Based on the interpretation work of the regional data and of the work done by BEAL the following is recommended:

1.	Soil sampling on a 200 meter by 50 meter grid over the whole property.

2.	Detailed mapping of the property at a scale of 1;20,000.

3.	Ground magnetic survey over the whole property.

4.	Sampling of the artisanal mines and trenches.

Geita Project  PL2806/2004

MAP 8: Geology and location map of PL2806/2004

PL 2806/2004 GEITA PROJECT
31.97
32.06
32.15
32.24
32.33
-2.87
-2.96
-3.05
2.87
-2.96
-3.05
N
PL 2806/2004
43.77SqKm
Legend
Nyanzian system migimatite facies
Nyanzian system Banded Ironstone formation (BIF)
Granitic outcrop area
Granite/Gneiss complex undifferentiated including k-rich-late kinematic Nyanzian intrusives
Mbuga Clay , Tinde bore beds, Sekenke Conglomerate
Prospecting License.
0 1.5 3
kilometers

History

    This is a history of mineral exploration in the Geita area dating back to 1932.  We, however, do not have a reserve on our property.

    The Geita Gold Mine is subdivided by northwest trending deformation corridors separated into three distinct sub-terrains, which have been named Nyamulilima in the west, Nyankanga-Geita in the central and Kukuluma to the northeast. The Nyankanga block is situated on the southern limb of a west plunging synform with a west-northwest trending axial plane.

    At Samena Hill prospecting and exploration activities are recorded back to the 1930’s.

Our Proposed Exploration Program

During 2008, Geo Can Resources Company Limited completed detailed ground magnetic surveys, and both reconnaissance and detailed electrical prospecting (induced polarization) surveys.  Following this work, we commenced drilling on the Geita Project in January, completed 37 reverse circulation drill holes for a total of 3,508 meters (11,506 feet).  The drilling identified sub-economic gold values; the best mineralized intersection was 2 meters of 3.03 grams/metric ton from 50 meters to 52 meters in drill hole GR-15.  The geophysical and geological information is be reviewed to determine if additional exploration targets exist that justify additional work.

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

Regulations

    Mineral rights in the United Republic of Tanzania are governed by the Mining Act of 1998, and control over minerals is vested in the United Republic of Tanzania. Prospecting for minerals may only be conducted under authority of a mineral right granted by the Ministry of Energy and Minerals under this Act.

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

Employees and Employment Agreements

At present, we have no full-time employees.  Our two officers and directors will each devote a minimum of about 30 percent of their time to our operation.  Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our president Roger Newell and secretary Heidi Kalenuik will handle our administrative duties.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.	PROPERTIES.

Licenses

The following is a list of tenure number, license, date of recording and expiration date of the license:

License	Area and District	Issue Date	Transfer Date	Expiry Date	% of Ownership
PL2747/2004	Magu, Magu QDS/23/4	10/08/04	05/25/07	10/07/11	80%
PL2910/2004	Bunda South, Bunda QDS/32/3	11/30/04	05/25/07	11/29/11	60%
PL3006/2005	Bunda, Bunda QDS23/4	01/28/05	03/22/07	01/27/12	60%
PL4339/2006	Makutupora, Dodoma QDS 162/2	05/09/07	09/24/08	05/08/10	90%
PL2702/2004	Igusule, Nzega QDS 63/3	10/02/04	09/24/08	10/01/11	90%
PL5469/2008	Igusule, Nzega QDS 63/4	11/20/08	01/16/09	11/19/11	90%
PL2806/2004	Geita Project QDS 32/3	10/30/04	09/24/07	10/29/09	50%

ITEM 3.	LEGAL PROCEEDINGS.

We are presently not a party to any litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are traded on the Bulletin Board operated by the Federal Industry Regulatory Authority under the symbol “LVCA.”  A summary of trading by quarter for 2009 and 2008 fiscal years are as follows:

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter 1-01-09 to 3-31-09	$ 0.62	$ 0.34
Third Quarter 10-01-08 to 12-31-08	$ 1.20	$ 0.55
Second Quarter 7-01-08 to 9-30-08	$ 1.22	$ 0.44
First Quarter 4-01-08 to 6-30-08	$ 0.90	$ 0.02

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter 1-01-08 to 3-31-08	$0.12	$0.12
Third Quarter 10-01-07 to 12-31-07	$0.00	$0.00
Second Quarter 7-01-07 to 9-30-07	$0.00	$0.00
First Quarter 4-01-07 to 6-30-07	$0.00	$0.00

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

Securities authorized for issuance under equity compensation plans

We do have an equity compensation plans and accordingly we have securities authorized for issuance hereunder.

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

Results of Operations/Plan on Operation

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

                We must continue to conduct exploration to determine what amount of gold minerals, if any, exist on our property and if any minerals which are found can be economically extracted and profitably processed. We have contracted Geo Can Resources Company Ltd to perform exploration services on all our properties. We rely on Geo Can Resources to do all such work. If Geo Can stops providing exploration services, we may have to suspend our operation until we find a new contractor to continue exploration.

             Currently all of our properties are undeveloped raw land. We have started initial exploration and geophysical surveying on the Kalemela Gold Project licenses PL2747/2004, PL3006/2005 and PL2910/2004 property. To our knowledge, none of our properties have ever been commercially mined. The first event that occurred was the acquisition of the prospecting license, PL2747/2004 from Uyowa Gold Mining and Exploration Company Limited, P.O. Box 3167, Dar es Salaam, Tanzania. This was followed by a physical examination of the property by Mr. Roger A. Newell, a geologist and the company president and a director. The license is recorded in Geo Can Resources Company Limited’s name. Following the initial examination, additional geologic mapping, soil and rock sampling and ground magnetic surveys have been conducted.

              Subsequently, on November 18, 2008 we acquired the two adjacent and contiguous licenses PL3006/2005 and PL2910/2004 and have expanded our mineral exploration budget with Geo Can to complete a similar initial exploration program as has been conducted on PL2747/2004. We have completed this initial exploration of PL3006/2005 and PL2910/2004.

                On December 22, 2008 we completed an “Option to Purchase Prospecting Licenses Agreement” with Geo Can for PL4339/2006 and PL2702/2004. Under the terms of the agreement and the consideration paid, we will acquire the exclusive and irrevocable option to acquire from the State Mining Corporation a 90% undivided interest in PL4339/2006 and PL2702/2004 through the Geo Can Option. Dr. Roger Newell and Ahmed Magoma completed a field visit to PL2702 and PL5469 on January 19th 2009. Shallow iron stained artisanal mine pits are present and these pits reveal 0.5 meter to 1 meter thick northeast striking and steeply dipping quartz veins.  Evidence of earlier RAB drilling was also observed.  Plans and budgets for the mineral exploration program on these properties have been prepared with the intent for the program to be conducted during the last two quarters of 2009.

On January 27, 2009, the Company has executed a definitive Option Agreement (the “Option”) with Geo Can Resources Company Limited to earn a 50% interest in Geo Can’s Geita Gold Project, Prospecting License Number PL2806. Under the terms of the “Option” the company will acquire a 50% interest in the “Property” totaling 43.77 sq km. The “Option” also provides for the company (“LVCA”) to acquire through “Remaining Interest Options” up to a 75% interest in the gold project.

During 2008 Geo Can Resources Company Limited completed detailed ground magnetic surveys, and both reconnaissance and detailed electrical prospecting (induced polarization) surveys.  Following this work, we commenced drilling on the Geita Project in January, completed 37 reverse circulation drill holes for a total of 3,508 meters (11,506 feet).  The drilling identified sub-economic gold values; the best mineralized intersection was 2 meters of 3.03 grams/metric ton from 50 meters to 52 meters in drill hole GR-15.  The geophysical and geological information is be reviewed to determine if additional exploration targets exist that justify additional work

                We are searching for mineralized material. Mineralized material is a mineral body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. Before mineral retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict what that will be until we find mineralized material.  As of the date of this report, no mineralized material has been discovered and there is no assurance we will ever discover any mineralized material.  As such, none of our properties contain a defined ore body.

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

As of March 31, 2009 and 2008, we have $482,329 and $101,925 respectively, deposited at FDIC insured bank. FDIC deposit insurance covers the balance of each depositor's account for $250,000 per insured bank. Any amount beyond the basic insurance amount may expose the Company to loss.

As of March 31, 2009, our total assets were $482,329 and our total liabilities were $430,711.

Recent accounting pronouncements

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (Codification) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is for disclosure only and will not impact our financial condition or results of operations. We are currently evaluating the impact to our financial reporting process of providing Codification references in our public filings.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 will become effective for our fiscal year beginning November 15, 2009. We are currently evaluating the effect the adoption of SFAS 167 will have on our Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”. This statement requires additional disclosures concerning a transferor’s continuing involvement with transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of SFAS No. 166 will have on our financial statements.

In May 2009, the FASB issued Statement of SFAS No. 165, Subsequent Events. This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009 and as such, we will adopt this standard in the first quarter of fiscal year 2010. We are currently assessing the impact of the adoption of SFAS 165, if any, on our financial position, results of operations or cash flows.

             In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with US GAAP. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect this statement to change any of the existing accounting principles.

    In March 2008, FASB issued Statement of Financial Accounting Standards No. 161 (FAS 161), Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (FAS 133), which expands the disclosure requirements in FAS 133 about an entities derivative instruments and hedging activities. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. As of the date of the report, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of No. ARB 51”, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary. The Company does not have any subsidiaries at the report date.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company currently does not provide consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

W i l l i a m s  &  W e b s t e r,  P. S.
Certified Public Accountants & Business Consultants

To the Board of Directors and
Stockholders of Lake Victoria Mining Company, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Lake Victoria Mining Company, Inc. (an exploration stage company) as of March 31, 2009 and 2008, and the related statements of operations, stockholders’ equity(deficit) and cash flows for the years then ended and for the period from March 14, 2007, (date of inception) to March 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Victoria Mining Company, Inc. as of March 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended and for the period from March 14, 2007, (date of inception) to March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has an accumulated deficit at March 31, 2009.  These factors raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WILLIAMS & WEBSTER, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
July 10, 2009

Bank of America Financial Center
LOGO
Center for Public Company Audit Firm
601 W. Riverside, Suite 1940, Spokane, WA 99201		Private Companies Practice Section
Phone (509) 838-5111 Fax (509) 838-5114		AICPA, WSCPA
www.williams-webster.com

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	March 31,	March 31
	2009	2008

ASSETS

Current assets
Cash	$418,536	$101,925
Advances and Accounts receivable	63,792	-

Total Current Assets	482,328	101,925

PROPERTY AND EQUIPMENT, NET	-	-

TOTAL ASSETS	$482,328	$101,925

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$350,211	$2,580
Accounts payable – acquisitions	300,000	-
Accrued expenses	-	1,290
Advances payable - related party	53,500	53,920
Other Payables	-	79
Total Current Liabilities	703,711	57,869

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.00001 par value: 100,000,000	-	-
authorized, no shares outstanding
Common stock, $0.00001 par value;
100,000,000 shares authorized, 28,478,300 and 5,003,000)
shares issued and outstanding, respectively	285	50
Additional paid-in capital	5,790,355	100,290
Common stock to be issued	1,690,000	-
Subscription receivable	(35)	(35)
Accumulated deficit during exploration stage	(7,701,988)	(56,249)
Total stockholders' Equity (Deficit)	(221,383)	44,056

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	$482,328	$101,925

The accompanying notes are an integral part of these financial statements. F-2

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS

			Period from
	For the Year	For the Year	March 14, 2007
	Ended	Ended	(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	170,507	26,631	226,863
Acquisition Costs	6,465,300	-	6,465,300
Exploration Costs	1,014,167	-	1,014,167
Total operating expense	7,649,974	26,631	7,706,330

LOSS FROM OPERATIONS	(7,649,974)	(26,631)	(7,706,330)

OTHER INCOME
Interest income	4,235	107	4,342
Total other income	4,235	107	4,342

LOSS BEFORE TAXES	(7,645,739)	(26,524)	(7,701,988)

INCOME TAX EXPENSE (BENEFIT)	-	-	-

NET LOSS	$(7,645,739)	$(26,524)	$(7,701,988)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.41)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	18,426,982	4,502,915

The accompanying notes are an integral part of these financial statements F-3

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

						Accumulated	Total
	Common Stock		Additional	Subscription	Common Stock	Deficit During	Stockholders'
	Shares	Amount	Paid-in Capital	Receivable	to be Issued	Exploration Stages	Equity (Deficit)

Balance, at March 14, 2007 (Inception)	-	$ -	-	$ -	$ -	$ -	$ -

Common stock issued for cash
$0.00001 per share	4,000,000	40	-	(35)	-	-	5

Net loss for period ended	-	-	-	-	-	(29,725)	(29,720)
March 31, 2007

Balance, at March 31, 2007	4,000,000	$ 40	$ -	$ (35)	$ -	$ (29,725)	$ (29,720)

Common stock issued for cash							-
at $0.1 per share	1,003,000	10	100,290	-	-	-	100,300

Net loss for period ended
March 31, 2008	-	-	-	-	-	(26,524)	(26,524)

Balance, at March 31, 2008	5,003,000	$ 50	$ 100,290	$ (35)	$ -	$ (56,249)	$ 44,056

Common stock issued for cash
at $0.02 per share	12,500,000	125	249,875	-		-	250,000

Common stock issued for cash
at $0.40 per share	625,000	6	204,994	-		-	205,000

Fair value of stock option granted	-	-	45,000	-		-	45,000

Common stock issued for cash
at $0.25 per share	4,000,000	40	703,960	-		-	704,000

Fair value of stock option granted	-	-	296,000	-		-	296,000

Common shares issued for mineral licenses	2,350,300	24	2,350,276	-		-	2,350,300
acquired

Common shares issued for mineral licenses	4,000,000	40	1,839,960	-		-	1,840,000
acquired

Common shares to be issued for mineral	-	-	-	-	1,690,000	-	1,690,000
licenses acquired

Net loss for period ended
March 31, 2009	-	-	-	-	-	(7,645,739)	(7,645,739)

Balance, at March 31, 2009	28,478,300	$ 285	$ 5,790,355	$ (35)	$ 1,690,000	$ (7,701,988)	$ (221,383)

The accompanying notes are an integral part of these financial statements F-4

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

			Period from
	For the Year	For the Year	March 14, 2007
	Ended	Ended	(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (7,645,739)	$(26,524)	$(7,701,988)
Adjustments to reconcile net loss to net cash
Issuance of common stock captial costs for acquisition of mineral property	5,880,300	-	5,880,300
provided (used) by operating activities:
Increase in Advance and Accounts receivable	(63,792)	2,580	(63,792)
Increase in Accounts payable	647,631	-	650,211
Increase in accrued expenses	(1,290)	(8,310)	-
Increase in other payables	(79)	79	-

Net cash used by operating activities	(1,182,969)	(32,175)	(1,235,269)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of stock	1,500,000	100,300	1,600,305
Related party Payment	(420)	-	(420)
Related party payable proceeds	-	33,500	53,920
Net cash provided by financing activities	1,499,580	133,800	1,653,805

Net increase in cash and cash equivalents	316,611	101,625	418,536

Cash at beginning of period	101,925	300	-

Cash at end of period	$ 418,536	$101,925	$418,536

SUPPLEMENTAL CASH DISCLOSURES:
Income taxes paid	$ -	$-	$-
Interest paid	$ -	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for subscription receivable	$ -	$-	$(35)

The accompanying notes are an integral part of these financial statements F-5

LAKE VICTORIA MINING COMPANY, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

NOTE 1 – DESCRIPTION OF BUSINESS

Lake Victoria Mining Company, Inc. (hereinafter “the Company”) was incorporated March 14, 2007 under the laws of the State of Nevada.

The principal business of the Company is to search for mineral deposits or reserves which are not in either the development or production stage. The Company is an exploration stage corporation that is conducting exploration activities on gold properties located in Tanzania. We are no longer a Shell Company. We are exploring our properties by conducting an extensive program of mapping geology, sampling soils and rocks and having the samples assayed for gold, and by conducting a detailed magnetic survey and drilling to identify faults and other geologic structures that might be helping to control the location of important gold values.

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
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities of three months or less to be equivalent.

As of March 31, 2009 and 2008, we have $482,329 and $101,925 respectively, deposited at FDIC insured bank. FDIC deposit insurance covers the balance of each depositor's account for $250,000 per insured bank. Any amount beyond the basic insurance amount may expose the Company to loss.

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

At March 31, 2009 and 2008, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of convertible securities were exercised that could share in the earnings of an entity similar to fully diluted earnings per share. Convertible securities refer to all outstanding convertible preferred shares, convertible debentures, stock options and warrants.  Basic and diluted losses per share were the same, at the reporting dates, as the common stock equivalents outstanding would be considered anti-dilutive.

As of March 31, 2009, the Company has 4,312,500 stock options outstanding.

LAKE VICTORIA MINING COMPANY, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

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
The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2009 and 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the twelve months ended March 31, 2009 and 2008.

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

Going Concern
As shown in the accompanying financial statements, the Company has an accumulated deficit of $7,701,988 incurred through March 31, 2009. The Company has no revenues, limited cash and losses from operations. Management intends to seek additional capital from new equity securities offerings that will provide funds needed begin the exploration for gold. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company expects to be able to control its cash outflows based upon funds received.

LAKE VICTORIA MINING COMPANY, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

Mineral Properties
Both costs of acquiring mineral properties and costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value. (See Note 3)

NOTE 3 - MINERAL PROPERTY AND EXPLORATION COSTS

LAKE VICTORIA MINING, INC.
Ended March 31, 2009
The continuity of mineral properties acquisition cost

		Kalemela Gold Project			State Mining Project		Geita Project	Total
		PL2747/2005	PL2910/2004	PL3006/2005	PL2702/2004 PL5469/2008	PL4339/2006	PL2806/2004
		(a)	(b)	(c)	(d)	(e)	(f)
Balance, March 31, 2008		$ -	$ -	$ -	$ -	$ -	$ -	$ -

Option related payments:
	Cash Consideration	75,000	125,000	125,000	30,000	30,000	200,000	585,000
	Share issued for Mining properties	1,750,300	750,000	750,000	50,000	50,000	2,530,000	5,880,300
		1,825,300	875,000	875,000	80,000	80,000	2,730,000	6,465,300
Write-offs
Balance,	March 31, 2009	$ 1,825,300	$ 875,000	$ 875, 000	$ 80,000	$ 80,000	$ 2,730,000	$ 6,465,300

LAKE VICTORIA MINING COMPANY, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

LAKE VICTORIA MINING, INC.
Ended March 31, 2009
The continuity of mineral properties exploration expenditures

		Kalemela Gold Project			State Mining Project		Geita Project	Total
		PL2747/2005	PL2910/2004	PL3006/2005	PL2702/2004 PL5469/2008	PL4339/2006	PL2806/2004
		(a)	(b)	(c)	(d)	(e)	(f)
Balance,	March 31, 2008	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Exploration expenditures:
	Camp, Field Supplies and Travel	52,000	29,000	30,000			34,000	145,000
	Drilling Cost	-	-	-			188,601	188,601
	Geological consulting and Wages	69,680	63,600	36,000			87,540	256,820
	Geophysical and Geochemical	75,524	64,224	41,000			60,156	240,904
	Parts and equipment	4,000	8,000	4,000			-	16,000
	Project Administration fee	33,800	9,100	29,250			22,100	94,250
	Vehicle and Fuel expenses	32,284	3,248	34,260			2,800	72,592
		267,288	177,172	174,510	-	-	395,197	1,014,167
Write-offs
Balance,	March 31, 2009	$ 267,288	$ 177, 172	$ 174,510	$ -	$ -	$ 395,197	$ 1,014,167

LAKE VICTORIA MINING COMPANY, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

(a)	Kalemela Gold Project: PL2747/2004

On May 25, 2007, license 2747/2004 was granted by the Ministry of Energy and Minerals to Uyowa Gold Mining and Exploration Company Limited for the period of seven years with the intention of conducting exploration.

The license is currently owned 100% by Geo Can Resources Company Limited and with the present agreement the license will be optioned 80% interest to Lake Victoria Mining Company, Inc. No royalties or other encumbrances exist with respect to this property.

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

The parties have mutually agreed to a Fourth Amendment Agreement that in summary contains the following material changes:

1.	The number of days or the date for the cash and shares payment (Initial Payment Date) has been amended and must occur no later than August 31, 2008.

2.	The payment amount has been increased from $20,000 to $75,000.

3.	The option to acquire a 100% interest in and to the property has been amended to an option to acquire an 80% interest in and to the property.

4.
Schedule C "Production and Pre Production Agreement" has be amended to a new Schedule C "Exploration Commitments" and commits Lake Victoria to perform a total of $1,600,000 in exploration work over a forty-eight month period from the "Initial Payment Date".

On July 14, 2008, the Company made cash payment of $75,000 to acquire 80% interest of Kalemela licenses PL2747/2004.

On July 23, 2008, the Company signed an exploration services agreement with Geo Can Resources Company Limited, Tanzania, to provide the initial exploration program on Kalemela license. According to the agreement, the Company shall pay Geo Can security deposit of $60,000. Upon receipt of the Company’s payment of the final invoice, the $60,000 deposit will be returned.  On August 1st, 2008, the Company paid deposit of $60,000 to Geo Can Resources Company Ltd.   The Company has an obligation, according to the Uyowa Fourth Amendment Agreement, to complete $750,000 of mineral exploration on PL2747/2004 within 48 months of the “Initial Payment Date”.

LAKE VICTORIA MINING COMPANY, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

(b)	& (c) Kalemela Gold Project: PL2910/2004 & PL 3006/2005

On November 18, 2008, the Company entered into an Option To Purchase Prospecting Licenses Agreement (the “Agreement”) with Geo Can wherein the Company was granted the right to acquire an undivided 60% interest in and to certain property comprised of prospecting licenses, by carrying out a series of exploration programs on the property and by making certain payments to Geo Can in the form of shares of our common stock and cash as follows:

1.	Reimburse Geo Can for the costs related to annual fees and registration fees in the amount of $4,222.20.
2.	Pay Geo Can $250,000 as follows: $100,000 at closing and $150,000 on the first anniversary of closing.
3.	Allot and issue to Geo Can a total 1,500,000 shares of common stock as follows: 600,000 shares within 10 days of closing and 900,000 shares on or before the first anniversary of closing.
4.	Incur exploration expenses of $1,200,000 not later than the third anniversary of closing as follows:

(i)	$200,000 on or before the one year anniversary of closing;
(ii)	an additional $400,000 on or before the two year anniversary of closing;
(iii)	an additional $600,000 on or before the three year anniversary of closing.

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

(d)	& (e) State Mining Project PL2702/2004, PL5469/2008 & PL4339/2006

On December 22, 2008 the Company completed an “Option to Purchase Prospecting Licenses Agreement” with Geo Can for PL4339/2006 and PL2702/2004. Under the terms of the agreement the Company will acquire all the right, title and interest of Geo Can, in and to the exclusive option that Geo Can has (“Geo Can Option”) through the “Mineral Property Option to Purchase Agreement” dated May 20, 2008 between Geo Can and State Mining Corporation, Tanzania. The Company will have the exclusive and irrevocable option to acquire from State Mining Corporation a 90% undivided interest in PL4339/2006 and PL2702/2004 through the Geo Can Option, pursuant to the terms and conditions of the agreement.

LAKE VICTORIA MINING COMPANY, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

In consideration for the 90% undivided interest Option in PL4339/2006 and PL2702/2004 the Company agreed that:

With respect to the Option and within 15 Business Days of our Board of Directors acceptance of the transactions contemplated we will:

1.	issue 50,000 Shares per license to Geo Can or its assignee; and

2.	pay $10,000 per license to Geo Can or its assignee within 180 days of the Approval Date; and

3.	assume all payments and obligations under the Geo Can Option; and

4.	pay Geo Can the 2.5% Net Smelter Royalty as contained in Schedule C of the agreement.

Under the terms of the “Mineral Property Option to Purchase Agreement” dated May 20, 2008 between Geo Can and State Mining Corporation, Tanzania that the Company is assuming the Company shall:

1.	Pay State Mining Company $30,000 per license listed; that is PL4339/2006 and PL2702/2004 and

2.
Thirty thousand dollars ($30,000) per license annually on subsequent anniversary dates of issuance of confirmation from the Commissioner of Minerals of registration of the Mineral Property Option to Purchase Agreement up to the date of completing a Bankable Feasibility Study and

Complete the following minimum exploration expenditures

1.	The OPTION HOLDER shall spend a minimum of $100,000 per license per annum on exploration up to completion of Bankable Feasibility Study and announcement of Production Decision.

2.	In addition the OPTION HOLDER will maintain a free 10% carried interest to the benefit of the OWNER through to mining production.

(f)	Geita Project PL2806/2004

On January 27, 2009, the Company has executed a definitive Option Agreement (the “Option”) with Geo Can Resources Company Limited to earn a 50% interest in Geo Can’s Geita Gold Project, Prospecting License Number PL2806. Under the terms of the “Option” the company will acquire a 50% interest in the “Property” totaling 43.77 sq km. The property shares an 11 kilometer common northern boundary with AngloGold-Ashanti’s world class Geita Gold Mine. The “Option” also provides for the company (“LVCA”) to acquire through “Remaining Interest Options” up to a 75% interest in the gold project.

LAKE VICTORIA MINING COMPANY, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

Under the terms of the Option agreement, LVCA will make cash payments and issue common shares to Geo Can and must complete first year minimum exploration expenditures on the “Property”.

Geo Can hereby grants to LVCA (or such wholly-owned subsidiary of the LVCA as LVCA may request) an option to acquire an undivided fifty percent (50%) interest (the “Option”) in and to the Property and, as consideration, and subject to Board acceptance in respect of the Option and this Agreement, LVCA hereby agrees to reimburse Geo Can for the annual fees and registration fees incurred by Geo Can to register, transfer and maintain the Claims in the amount of $1,823.10 (to be paid on the Closing Date) and to:

(a) pay $200,000 to Geo Can as follows:

(i) $50,000 on the Closing Date; less any deposit advanced

(ii) $150,000 on or before the one year anniversary of the Closing Date;

and

(b) allot and issue to the Geo Can a total of 5,500,000 Shares, as fully paid and non-assessable, as follows:

(i) 4,000,000 Shares within seven (7) days of the Closing Date;

(ii) 1,500,000 Shares on or before the one year anniversary of the Closing Date; and

(c) incur Exploration Expenses aggregating at least $2,000,000 not later than the first anniversary of the Closing Date, as follows:

(i) $650,000 within 180 days of the Closing Date;

(ii) an additional $1,350,000 on or before the first year anniversary of the Closing Date;

NOTE 4 – CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of March 31, 2009, the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

F-15

LAKE VICTORIA MINING COMPANY, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

On January 21, 2009 the Company entered into an option to purchase prospecting license agreement with Geo Can Resources Ltd. to acquire prospecting license PL2806/2004 in the Geita area in the Geita District. The total consideration includes an aggregate cash payment of $200,000 and issuance of 5,500,000 shares of common stock. On February 13, 2009, the Company issued 4,000,000 shares of common stock at a fair value of $1,840,000 and paid $50,000 in Cash.

On December 23, 2008 the Company issued 1,750,300 shares of common stock at a fair value of $1,750,300 to satisfy share obligations of the Fourth Amendment Agreement with Uyowa Gold Mining and Exploration Company Ltd for the acquisition of 80% of PL2747/2004.

On December 22, 2008 the Company completed an “Option to Purchase Prospecting Licenses Agreement” with Geo Can for PL4339/2006 and PL2702/2004. On December 24, 2008 the Company paid $60,000 in Cash and 100,000 shares of common stock at a fair value of $100,000 to be issued.

On November 24, 2008 a treasury order was requested to issue as of the “Initial Payment Date”. The Company thereby satisfied our cash and share obligations of the Fourth Amendment Agreement with Uyowa for the acquisition of 80% of PL2747/2004.

On November 18, 2008, the Company entered into an Option Purchase Prospecting Licenses Agreement with Geo Can Resources Company Ltd to acquire 60% interest of two Prospecting Licenses, PL2910/2004 and PL3006/2005 in Tanzania. The total consideration includes an aggregate cash payment of $250,000 and issuance of 1,500,000 shares of common stock. On December 23, 2008 the Company issued 600,000 shares of common stock at a fair value of $600,000 and paid $100,000 in Cash.

On November 18, 2008 the Company sold 4,000,000 shares of common stock to three individuals in consideration of $1,000,000 and granted the three individuals the right to acquire an additional 4,000,000 shares of common stock at an exercise price of $1.00 per share. An estimated fair value of the option was $296,000.

On November 10, 2008, the Company sold 125,000 shares of common stock to one individual in consideration of $50,000 and granted the individual the right to acquire an additional 62,500 shares of common stock at an exercise price of $1.10 per share. An estimated fair value of the option was $10,000.

On October 19, 2008, the Company sold 125,000 shares of common stock to three individuals in consideration of $50,000 and granted the three individuals the right to acquire an additional 62,500 shares of common stock at an exercise price of $1.10 per share. An estimated fair value of the option was $9,000.

On October 10, 2008, the Company sold 375,000 shares of common stock to one individual in consideration of $150,000 and granted the individual the right to acquire an additional 187,500 shares of common stock at an exercise price of $1.10 per share.  An estimated fair value of the option was $26,000.

On May 28, 2008, the company completed a non-brokered Regulation S private placement of 12,500,000 shares of the company’s restricted common stock at $0.02 per share for cash of $250,000.

LAKE VICTORIA MINING COMPANY, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

The fair value of the 4,312,500 stock options was estimated using the Black-Scholes pricing model based on the following assumptions: dividend yield of 0%; risk-free interest rate of 0.39%; expected life of one year and five months; and volatility of 93%. A fair value of $341,000 was estimated.

NOTE 5 – INCOME TAXES

At March 31, 2009 and 2008, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $2,600,000 and $19,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at March 31, 2009. The significant components of the deferred tax asset at March 31, 2009 and 2008 were as follows:

	March 31, 2009	March 31, 2008

Operating loss balance:	$(7,646,000)	$(56,000)

Deferred tax asset	$2,600,000	$(19,000)
Deferred tax asset valuation allowance	2,600,000	19,000

Net deferred tax asset	$-	$-

At March 31, 2009 and 2008, the Company has net operating loss carryforwards of approximately $7,646,000 and 56,000, respectively, which expire in the year 2029. The change in valuation allowance from March 31, 2008 to March 31, 2009 is $2,581,000.

Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company’s president and directors received a management and directors fee of $36,250 for the fiscal year of 2009.

As of March 31, 2009 and 2008, the Company’s majority shareholder Kilimanjaro Mining Company Inc. had loaned the Company in the total amount of $53,500. This loan is not collateralized and due on demand.

LAKE VICTORIA MINING COMPANY, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

NOTE 7 – CONCENTRATIONS

We have contracted Geo Can Resources Company Ltd to perform exploration services on all our properties. We rely on Geo Can Resources to do all such work. If Geo Can stops providing exploration services, we may have to suspend our operation until we find a new contractor to continue exploration.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company signed exploration services agreements with Geo Can Resources to perform mining exploration on all properties. According to the services agreements, the Company has obligation to incur exploration expenses as follows,

1.	Kalemela Gold Project: PL2747/2004

The Company shall complete $187,500 of mineral exploration on PL2747/2004 within twelve months of the “Initial Payment Date”.

2.	Kalemela Gold Project: PL2910/2004 & PL 3006/2005

The Company shall incur exploration expenses of $200,000 on or before the one year anniversary of closing.

3.	State Mining Project PL2702/2004, PL5469/2008 & PL4339/2006

The Company shall spend a minimum of $100,000 per license per annum on exploration up to completion of Bankable Feasibility Study and announcement of Production Decision.

4.	Geita Project PL2806/2004

The Company shall incur Exploration Expenses aggregating at least $2,000,000 not later than the first anniversary of the Closing Date, as follows:
(i)	$650,000 within 180 days of the Closing Date;
(ii)	an additional $1,350,000 on or before the first year anniversary of the Closing Date

According to the Kalemela Gold PL2910/2004 and PL3006/2005 option agreement which signed on November 18, 2008, the Company shall pay $150,000 in cash and issue 900,000 shares on or before the one year anniversary of the closing date.

According to the Geita Gold option agreement which signed on January 27, 2009, the Company shall pay $150,000 in cash and issue 1,500,000 shares on or before the one year anniversary of the closing date.

LAKE VICTORIA MINING COMPANY, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

NOTE 9 – SUBSEQUENT EVENTS

On April 6, 2009, the Company completed a definitive agreement with Geo Can Resources Company Limited of Tanzania to establish a producing gold mine at the Kinyambwiga Gold Project. The initial project planning is underway at the Company’s thirty square kilometer Kinyambwiga property in northern Tanzania. The property is about 110 kilometers northeast of the city of Mwanza. Geo Can has agreed to grant to Lake Victoria an option to acquire an eighty percent (80%) interest in the Property.

On July 9, 2009, the Company and Kilimanjaro Mining Company Inc entered into a definitive share exchange agreement. The share exchange allows the Company to acquire up to 100% of the issued and outstanding shares of Kilimanjaro Mining Company. The management of both companies has established July 23, 2009 as the “Closing Date”, pending closing conditions. In addition to other mineral resource licenses, it represents the addition of thirty-three gold prospect licenses to the property portfolio of Lake Victoria.

Under the terms of the agreement, the Company will issue 1.2 restricted common shares in exchange for each share of the “Kilimanjaro Selling Shareholders”.  The share exchange transaction will be complete upon delivery of all the closing documents required from both companies and receipt of the signatures from over 100 Kilimanjaro Mining Company “Selling Shareholders” evidencing their acceptance of the share exchange agreement. Upon completion, Kilimanjaro Mining Company will become a wholly owned subsidiary of Lake Victoria Mining Company, Inc.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to March 31, 2009, included in this report have been audited by Williams & Webster, P.S., 601 West Riverside, Suite 430, Spokane, Washington 99201, as set forth in this annual report.

PART III

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, including our principal executive officer and our principal financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of March 31, 2009.  As described below in the Management’s Report on Internal Control over Financial Reporting, management has reported material weaknesses in the internal control over financial reporting as of March 31, 2009.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2009 due to the reported material weakness.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer,assessed the effectiveness of our internal control over financial reporting as of March 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of March 31, 2009 because fundamental elements of our company’s control environment were not present as of March 31, 2009, independent board oversight and review of financial reporting. The financial processes and procedures and internal control procedures are performed by the Board of Directors as we have not established an independent audit committee. There exists a significant overlap between management and the Board of Directors.  Specifically, we do not currently have the ability to objectively monitor the processes and procedures of financial reporting as the individual responsible for financial reporting is also a member of the Board of Directors.  Additionally, due to insufficient staffing and the lack of full time personnel, it was not possible to ensure appropriate segregation of duties between incompatible functions.  In the course of our assessment, we also identified that there were control deficiencies which were the result of our not maintaining a sufficient complement of personnel to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements,  Other deficiencies, such as valuing financial implications of future equity issuances for contract terms, were identified by the auditors and material adjustments to the financial statements were required.  These deficiencies represent a material weakness in our internal control over financial reporting given that it results in a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected.

Based on the material weakness described above, management has concluded that our internal control over financial reporting was ineffective as of March 31, 2009.  Accordingly our management has determined that these control deficiencies constitute a material weakness based on the criteria defined by the SEC.

We intend to take the following steps as soon as practicable to remediate the material weakness we identified as follows:

-	We will increase the oversight and review procedures of the board of directors with regard to financial reporting, financial processes and procedures and internal control procedures.
-	To the extent we can attract outside directors, we will nominate an audit committee to review and assist management with its reporting goals.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Roger Newell	66	President, principal accounting officer, principal executive officer, principal financial officer and a member of the board of directors.

Heidi Kalenuik	42	Secretary, treasurer and a member of the board of
		Directors.

Ahmed A. Magoma	42	Director

Michele L. Ashby	54	Director

    Ms. Ashby held her position since October 2008 and all other persons named above have held their offices/positions since June 2008. They are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Roger Newell, President, Principal Executive Officer, and a Member of the Board of Directors

Roger Newell served as Vice President-Development and a Board Member of Capital Gold Corp. (CGLD) from 2000 to 2007.  As such he was responsible for much of Capital Gold’s engineering and business development at El Chanate Gold, Mexico and continues to serve on Capital Gold Corp’s Board of Directors.  He also served as President (2000 to 2006) of Capital Gold’s Mexican subsidiary, Minera Santa Rita.

Prior to this time at Capital Gold, he served as Exploration Manager/Senior Geologist for the Newmont Mining Company; Exploration Manager for Gold Fields Mining Company; and Vice President-Development, for Western Exploration Company.

Most recently, Dr. Newell joined the management team of Kilimanjaro Mining Company, Inc. (www.kilimanjarominingcompany.com), a private company involved in the acquisition and exploration of highly prospective resource properties in Tanzania, East Africa.

Heidi Kalenuik, Secretary, Treasurer and a Member of the Board of Directors

Heidi Kalenuik, originally from South Africa, is also the founder and President of Kilimanjaro Mining Company, Inc., a private company concentrating on resource property acquisitions, exploration and joint ventures in the United Republic of Tanzania.  Kilimanjaro currently owns 11 prospective gold projects comprised of over 50 unique licenses, in addition to its uranium projects.  Prior to Kilimanjaro, Mrs. Kalenuik was extensively involved in the precious mineral industry, including seven years exclusively in the diamond industry in South Africa.   She has also worked for the past several years with over 150 private and public companies in British Columbia, Canada.  The companies have included numerous resource companies.

Ahmed Magoma, Member of the Board of Directors

Ahmed Magoma has a B.Sc. in geology from the University of Dar es Salaam (1992) and 16 years experience in the mining industry, wherein he has held progressively more responsible management and supervisory roles.  He most recently joined Kilimanjaro Mining Company, Inc., a private company involved in the acquisition and exploration of highly prospective resource properties in Tanzania, East Africa.  In addition to being a director with Kilimanjaro, Mr. Magoma is responsible for all resource property acquisitions and exploration within Tanzania.  His experience encompasses gold projects from grassroots through to mining production.  His field experience included working with Tanex, a subsidiary of DeBeers and other South African companies as a field geologist.  Mr. Magoma worked with the Ministry of Energy and Minerals in Tanzania for a period to learn, through study, the techniques of small-scale miners to enhance their production.  Mr. Magoma has worked with major gold companies Barrick and Randgold as a project geologist and then as senior project geologist with Tanzanite Africa.

Michele Ashby, Member of the Board of Directors

Michele Ashby, CEO of MiNE LLC, started her career as a mining analyst and stock broker in 1983. From 1988 to 2005, Michele was Founder and CEO of the Denver Gold Group, a trade association for the gold mining industry. Michele Ashby is a member of the Board of Directors of US Gold Corp, American Stock Exchange listed (UXG), since 2005, has served on The Children's Hospital Oncology Advisory Board in Denver, Colorado, and is founder and president of Dani's Foundation. The Foundation's mission is to find a cure, and improved treatment for Ewing's Sarcoma. Michele graduated Magna cum laude from Regis University in Denver, Colorado. Her degree is in Finance.

Conflicts of Interest

At the present time, we do not foresee a direct conflict of interest. The only conflict that we foresee is Mr. Newell’s, Ms. Kalenuik’s and Mr. Magoma’s devotion of time to projects that do not involve us.  In the event that Mr. Newell, Ms. Kalenuik and Mr. Magoma cease devoting time to our operations, they have agreed to resign as officers and directors.  We have no policies relating to conflicts of interest.

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

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are (is) deemed independent. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter was filed with the Securities and Exchange Commission on June 26, 2008 with our Form 10-K.

Audit Committee Financial Expert

None of our directors or officers has the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics was filed with the Securities and Exchange Commission on June 26, 2008 with our Form 10-K ..

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the code of ethics was filed with the Securities and Exchange Commission on June 26, 2008 our Form 10-K.

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock.  Based solely upon our review and representations by our officers, directors and 10% owners of our common stock the foregoing have filed all reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three fiscal years ending March 31st for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	Tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Roger Newell	2009	0	0	0	0	0	0	0	0
President	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Heidi Kalenuik	2009	0	0	0	0	0	0	0	0
Secretary, Treasurer	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

    We do not anticipate paying any salaries in 2010.  We do not anticipate paying salaries until we have a defined ore body and begin extracting minerals from the ground.

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Director’s Compensation Table
	Fees
	Earned				Non-qualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Roger Newell	28,750	0	0	0	0	0	28,750

Heidi Kalenuik	0	0	0	0	0	0	0

Ahmed Magoma	3,750	0	0	0	0	0	3,750

Michele L. Ashby	3,750	0	0	0	0	0	3,750

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

The following table sets forth, as of the date of this 10-K report, the total number of shares, directly and indirectly, owned by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The stockholders listed below possess sole voting and dispositive power with respect to the shares.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
Roger Newell	0	President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer and a member of the Board of Directors	0.00%
	3,824,273
Heidi Kalenuik		Secretary, Treasurer and a member of	13.43%
		the Board of Directors

Ahmed A. Magoma	0	Member of the Board of Directors	0.00%

Michele L. Ashby	0	Member of the Board of Directors
			0.00%
All officers and directors as
a group (4 individuals)	0		13.43%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On June 26, 2008, Dr. Roger Newell was appointed to the Board of Directors and as President and CEO., and Mr. David Gamache resigned from the Board of Directors and as an officer of the Company.  On June 28, 2008, Ms. Heidi Kalenuik and Mr. Ahmed Magoma were appointed to the Board of Directors, Ms. Kalenuik was appointed as Secretary and Treasurer, and Mr. George Lennox resigned as a director and as Secretary.

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

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Ks or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$30,480	Williams & Webster, P.S.
2008	$10,775	Williams & Webster, P.S.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0	Williams & Webster, P.S.
2008	$0	Williams & Webster, P.S.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$0	Williams & Webster, P.S.
2008	$5,000	Williams & Webster, P.S.

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0	Williams & Webster, P.S.
2008	$0	Williams & Webster, P.S.

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

PART IV. OTHER INFORMATION

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are included herein:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	6/26/07	3.1
3.2	Bylaws.	SB-2	6/26/07	3.2
4.1	Specimen Stock Certificate.	SB-2	6/26/07	4.1
10.1	License.	SB-2	6/26/07	10.1
10.2	Amendment to License Agreement, dated June 3, 2008.	10-K	6/26/08	10.1
10.3	Option Agreement with Geo Can Resources Company Limited.				X
10.4	Binding Letter Agreement with Kilimanjaro Mining Company Inc.				X
14.1	Code of Ethics.	10-K	6/26/08	14.1
31.1	Certification of Principal Executive Office and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Office and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.3	Disclosure Committee Charter.	10-K	6/26/08	99.3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of July, 2009.

LAKE VICTORIA MINING COMPANY, INC.
(Registrant)

BY:	ROGER NEWELL
Roger Newell
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer and a member of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

ROGER NEWELL	President, Principal Executive Officer, Principal	July 14, 2009
Roger Newell	Accounting Officer, Principal Financial Officer and a member of the Board of Directors

HEIDI KALENUIK	Secretary, Treasurer and a member of the Board of Directors	July 14, 2009
Heidi Kalenuik

AHMED A. MAGOMA	Director	July 14, 2009

MICHELE L. ASHBY	Director	July 14, 2009

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	6/26/07	3.1
3.2	Bylaws.	SB-2	6/26/07	3.2
4.1	Specimen Stock Certificate.	SB-2	6/26/07	4.1
10.1	License.	SB-2	6/26/07	10.1
10.2	Amendment to License Agreement, dated June 3, 2008.	10-K	6/26/08	10.1
10.3	Option Agreement with Geo Can Resources Company Limited.				X
10.4	Binding Letter Agreement with Kilimanjaro Mining Company Inc.				X
14.1	Code of Ethics.	10-K	6/26/08	14.1
31.1	Certification of Principal Executive Office and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Office and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.3	Disclosure Committee Charter.	10-K	6/26/08	99.3