Form 10-Q
period 2009-06-30
Lake Victoria Mining Company, Inc.
filed 2009-08-18
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

Commission File Number 000-53291

LAKE VICTORIA MINING COMPANY, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

1781 Larkspur Drive
Golden, CO   80401
(Address of principal executive offices, including zip code.)

(303) 586-1390
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   66,201,849 as of August 17, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	June 30,	March 31,
	2009	2009
	(UNAUDITED)

ASSETS

Current assets
Cash	$173,546	$418,536
Advances and Accounts receivable	77,167	63,792

Total Current Assets	250,713	482,328

PROPERTY AND EQUIPMENT, NET	2,890	-

TOTAL ASSETS	$253,603	$482,328

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Notes Payable	$12,025	$-
Accounts payable	392,880	350,211
Accounts payable – acquisitions	410,000	300,000
Advances payable - related party	3,500	53,500
Total Current Liabilities	818,405	703,711

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.00001 par value: 100,000,000	-	-
authorized, no shares outstanding
Common stock, $0.00001 par value;
100,000,000 shares authorized, 28,478,300 and 28,478,300
shares issued and outstanding, respectively	285	285
Additional paid-in capital	5,790,355	5,790,355
Common stock to be issued	3,525,000	1,690,000
Subscription receivable	(35)	(35)
Accumulated deficit during exploration stage	(9,880,407)	(7,701,988)
Total stockholders' Equity (Deficit)	(564,802)	(221,383)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	$253,603	$482,328

The accompanying condensed notes are an integral part of these interim financial statements

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three		For the Three	Period from
	Month Period		Month Period	March 14, 2007
	Ended		Ended	(Inception) to
	June 30, 2009		June 30, 2008	June 30, 2009

REVENUE	$-		$-	$-

OPERATING EXPENSES
General and administrative expenses	102,377		18,987	329,240
Amortization and Depreciation Expenses	100		-	100
Acquisition Costs	1,960,000		-	8,425,300
Exploration Costs	116,293		-	1,130,460
Total operating expense	2,178,769		18,987	9,885,099

LOSS FROM OPERATIONS	(2,178,769)		(18,987)	(9,885,099)

OTHER INCOME
Interest income	375		45	4,717
Interest Expense	(25)		-	(25)
Total other income	350		45	4,692

LOSS BEFORE TAXES	(2,178,420)		(18,942)	(9,880,407)

INCOME TAX EXPENSE (BENEFIT)	-		-	-

NET LOSS	$(2,178,420)		$(18,942)	$(9,880,407)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.11)	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	20,437,245		9,586,333

The accompanying condensed notes are an integral part of these interim financial statements

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three	For the Three	Period from
	Month Period	Month Period	March 14, 2007
	Ended	Ended	(Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,178,420)	$(18,942)	$(9,880,407)
Adjustments to reconcile net loss to net cash
Depreciation and Amortization	100		100
Issuance of common stock capital costs for acquisition of mineral	1,835,000	-	3,525,000
property provided (used) by operating activities:
Increase in Advance and Accounts receivable	(13,375)	(1,884)	(77,168)
Increase in Notes payable	12,025		12,025
Increase in Accounts payable	152,669	(2,357)	802,880
Increase in accrued expenses	-	(1,290)	-

Net cash used by operating activities	$(192,000)	$(24,473)	$(5,617,570)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Increase in Purchase of property, plant, and equipment	(2,989)	-	(2,989)

Net cash used by investing activities	$(2,989)	$-	$(2,989)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of stock	-	250,000	5,790,605
Related party Payment	-	-	53,500
Related party payable proceeds	(50,000)	-	(50,000)

Net cash provided by financing activities	$(50,000)	$250,000	$5,794,105

Net increase in cash and cash equivalents	$(244,990)	$225,527	$173,546

Cash at beginning of period	$418,536	$101,925	$-

Cash at end of period	$173,546	$327,452	$173,546

SUPPLEMENTAL CASH DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$25	$-	$25

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for subscription receivable	$(35)	$(35)	$(35)

The accompanying condensed notes are an integral part of these interim financial statements

LAKE VICTORIA MINING COMPANY, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2009

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

The Company’s administrative office is located in Golden, Colorado. The Company’s year-end is March 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2009, included in the Company’s Form 10-K filing. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year.

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

LAKE VICTORIA MINING COMPANY, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2009

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

At June 30, 2009, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

As of June 30, 2009, the Company has 4,312,500 stock options outstanding.

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

LAKE VICTORIA MINING COMPANY, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2009

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended June 30, 2009.

Property and Equipment
Assets are depreciated on a straight line basis. Of the Company’s assets, $2,989 are being depreciated over lives of five years, resulting in total depreciation expense of $100 being recognized for the three months ended June 30, 2009.

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

Going Concern
As shown in the accompanying financial statements, the Company has an accumulated deficit of $9,880,407 incurred through June 30, 2009. The Company has no revenues, limited cash and losses from operations. Management intends to seek additional capital from new equity securities offerings that will provide funds needed begin the exploration for gold. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company expects to be able to control its cash outflows based upon funds received.

Mineral Properties
Both costs of acquiring mineral properties and costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value. (See Note 5)

LAKE VICTORIA MINING COMPANY, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2009

New Accounting Pronouncements
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

In May 2009, the FASB issued Statement of SFAS No. 165, Subsequent Events. This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009 and as such, we adopted this standard in the first quarter of fiscal year 2010. The Company's adoption of SFAS 165 did not have a material impact on the interim or annual consolidated financial statements or the disclosures in those financial statements.

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

LAKE VICTORIA MINING COMPANY, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2009

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

NOTE 3 – PROPERTY AND EQUIPMENT

At June 30, 2009, property and equipment consisted of the following:

Category	As at 6/30/2009			As at 3/31/2009
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Furniture and Equipment	$ 2,989	$ 100	$ 2,890	$ -	$ -	$ -

Total	$2,989	$ 100	$ 2,890	$ -	$ -	$ -

LAKE VICTORIA MINING COMPANY, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2009

NOTE 4 – NOTES PAYABLE

On May 22, 2009, the company signed a finance agreement for $12,000 at an annual rate of 8.348% in installments.

	Monthly
Due Date	Payment	Interest

5/22/2009
6/22/2009	1,380.14	83.48
7/22/2009	1,380.14	74.46
8/22/2009	1,380.14	65.38
9/22/2009	1,380.14	56.23
10/22/2009	1,380.14	47.02
11/22/2009	1,380.14	37.75
12/22/2009	1,380.14	28.41
1/22/2010	1,380.14	19.00
2/22/2010	1,380.14	9.53
	12,421.26	421.26

NOTE 5 - MINERAL PROPERTY AND EXPLORATION COSTS

LAKE VICTORIA MINING, INC.
Ended June 30, 2009
The continuity of mineral properties acquisition cost

	Kalemela Gold Project			State Mining Project		Geita Project	Kinyambwiga	Total
	PL2747/2005	PL2910/2004	PL3006/2005	PL2702/2004 PL5469/2008	PL4339/2006	PL2806/2004	PL4653/2007
	(a)	(b)	(c)	(d)	(e)	(f)	(g)
Balance, March 31, 2009	$1,825,300	$ 875,000	$ 875,000	$ 80,000	$ 80,000	$ 2,730,000	$ -	$6,465,300

Option related payments:
Cash Consideration							50,000	50,000
Share issued for Mining properties								-
	-	-	-	-	-	-	50,000	50,000
Write-offs
Balance, June 30, 2009	$1,825,300	$ 875,000	$ 875,000	$ 80,000	$ 80,000	$ 2,730,000	$ 50,000	$6,515,300

LAKE VICTORIA MINING COMPANY, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2009

LAKE VICTORIA MINING, INC.
Ended June 30, 2009
The continuity of mineral properties exploration expenditures

	Kalemela Gold Project			State Mining Project		Geita Project	Kinyambwiga	Total
	PL2747/2005	PL2910/2004	PL3006/2005	PL2702/2004 PL5469/2008	PL4339/2006	PL2806/2004	PL4653/2007
	(a)	(b)	(c)	(d)	(e)	(f)	(g)
Balance, March 31, 2008	$ 267,288	$ 177,172	$ 174,510	$ -	$ -	$ 395,197	$ -	$ 1,014,167

Exploration expenditures:
Camp, Field Supplies and Travel							15,000	15,000
Drilling Cost							-	-
Geological consulting and Wages	2,917	2,917	2,916			7,600	46,060	62,409
Geophysical and Geochemical							6,228	6,228
Parts and equipment							4,000	4,000
Project Administration fee	2,058	2,058	2,059			6,175	14,625	26,975
Vehicle and Fuel expenses							1,680	1,680
	4,975	4,975	4,975	-	-	13,775	87,593	116,293
Write-offs
Balance, March 31, 2009	$ 272,263	$ 182,147	$ 179,485	$ -	$ -	$ 408,972	$87,593	$ 1,130,460

(a)	Kalemela Gold Project: PL2747/2004

On May 25, 2007, license 2747/2004 was granted by the Ministry of Energy and Minerals to Uyowa Gold Mining and Exploration Company Limited for the period of seven years with the intention of conducting exploration.

LAKE VICTORIA MINING COMPANY, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2009

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

LAKE VICTORIA MINING COMPANY, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2009

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

LAKE VICTORIA MINING COMPANY, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2009

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

Geo Can hereby grants to LVCA (or such wholly-owned subsidiary of the LVCA as LVCA may request) an option to acquire an undivided fifty percent (50%) interest (the “Option”) in and to the Property and, as consideration therefor and subject to Board acceptance in respect of the Option and this Agreement, LVCA hereby agrees to reimburse Geo Can for the annual fees and registration fees incurred by Geo Can to register, transfer and maintain the Claims in the amount of USD$1,823.10 (to be paid on the Closing Date) and to:

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

(b) allot and issue to the Geo Can a total of 5,500,000 Shares, as fully paid and non-assessable, as follows:

(i) 4,000,000 Shares within seven (7) days of the Closing Date;

(ii) 1,500,000 Shares on or before the one year anniversary of the Closing Date; and

LAKE VICTORIA MINING COMPANY, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2009

(c) incur Exploration Expenses aggregating at least $2,000,000 not later than the first anniversary of the Closing Date, as follows:

(i) $650,000 within 180 days of the Closing Date;

(ii) an additional $1,350,000 on or before the first year anniversary of the Closing Date;

(g)	Kinyambwiga Project - PL4653/2007
On April 2, 2009, the Company completed a definitive agreement with Geo Can Resources Company Limited of Tanzania to establish a producing gold mine at Kinyambwiga Gold Project. Geo Can has agreed to grant to the Company an option to acquire an eighty percent (80%) interest of the Property.
The Company agrees to prioritize reimbursements of Geo Can expenditures totalling USD$1,000,000 and for the annual fees and registration fees incurred by Geo Can to register, transfer and maintain the Claims in the amount of USD$6,672.14 (to be paid on the Closing Date) and to:
(a)	Pay USD$100,000 to Geo Can as follows:

(i)	USD$50,000 on the Closing Date; less any deposit advanced
(ii)	USD$50,000 on or before 180 days of the Closing Date;

(b)	Allot and issue to the Geo Can a total of 4,000,000 Shares, as fully paid and non-assessable, as follows:

(i)	2,000,000 Shares within seven (7) days of the Closing Date;
(ii)	2,000,000 Shares on or before the one year anniversary of the Closing Date;

(c)
Incur  Mining Operations, Establishing, Planning and Production Facility Expenses to establish a minimum of 100 ton per day commercial producing mine aggregating at least USD$1,500,000 not later than fifteen months or 458 days of the Closing Date, as follows:

(i)	USD$600,000 within 180 days of the Closing Date;
(ii)	an additional USD$900,000 on or before the first year anniversary of the Closing Date;

(d)
Reimbursement of Geo Can expenditures totaling USD$1,000,000 at a priority by Geo Can receiving 33.33% of net production until their total expenditures have been recouped. Geo Can reserves the right to accept this payment “in-kind”.

NOTE 6 – CAPITAL STOCK

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

LAKE VICTORIA MINING COMPANY, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2009

On April 15, 2009 the Company granted 70,000 restricted common shares at a fair value of $35,000 to officers and directors.

On January 21, 2009 the Company entered into an option to purchase prospecting license agreement with Geo Can Resources Ltd. to acquire prospecting license PL2806/2004 at Geita area in Geita District. The total consideration includes an aggregate cash payment of $200,000 and issuance of 5,500,000 shares of common stocks. On February 13, 2009, the Company issued 4,000,000 shares of common stock at a fair value of $1,840,000.

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

LAKE VICTORIA MINING COMPANY, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2009

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company’s directors received director fee of $10,767 in cash and 70,000 restricted common shares at a fair value of $35,000 for the three month ended June 30, 2009.

As of June 30, 2009 the Company has paid $50,000 to the Company’s majority shareholder Kilimanjaro Mining Company Inc. which reduced the total outstanding loan amount to $3,500. This loan is noncollateralized and due on demand.

NOTE 8 – CONCENTRATIONS

The company has contracted Geo Can Resources Company Ltd to perform exploration services on all the properties. The Company relies on Geo Can Resources to do all such work. If Geo Can stops providing exploration services, we may have to suspend our operation until we find a new contractor to continue exploration.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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
(ii)	an additional $1,350,000 on or before the first year anniversary of the Closing Date

LAKE VICTORIA MINING COMPANY, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2009

5.	Kinyambwiga Project PL4653/2007

The Company shall incur Mining Operations, Establishing, Planning and Production Facility Expenses to establish a minimum of 100 ton per day commercial producing mine aggregating at least USD$1,500,000 not later than fifteen months or 458 days of the Closing Date, as follows:

(i)	USD$600,000 within 180 days of the Closing Date
(ii)	an additional USD$900,000 on or before the first year anniversary of the Closing Date

The company also shall reimburse Geo Can expenditures in the total amount of USD$1,000,000 at a priority by Geo Can receiving 33.33% of net production until their total expenditures have been recouped. Geo Can reserves the right to accept this payment “in-kind”.

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

According to the Kinyambwiga option agreement which signed on April 2, 2009, the Company shall pay $50,000 in cash on or before 180 days of the Closing Date and 2,000,000 shares on or before the one year anniversary of the Closing Date. In addition, the Company shall pay $6,672 to Geo Can Resources for annual fees and registration fees on the closing date.

NOTE 10 – SUBSEQUENT EVENTS

On July 9, 2009, the Company announced the execution of a definitive share exchange agreement with Kilimanjaro Mining Company Inc. The share exchange allows Lake Victoria Mining Company to acquire up to 100%, which is 37,723,549 of the issued and outstanding shares of Kilimanjaro Mining Company.  In addition to other mineral resource licenses, it represents the addition of 33 gold prospect licenses to the property portfolio of Lake Victoria.

Under the terms of the agreement Lake Victoria Mining Company will issue 1.2 restricted common shares in exchange for each share of Kilimanjaro stock held by the “Kilimanjaro Selling Shareholders”. Subsequent to June 30, 2009, the Company issued 37,653,549 shares of common stock in satisfaction of the terms of this agreement.

On August 7, 2009, the company completed the share exchange agreement. Upon completion, Kilimanjaro Mining Company becomes a wholly owned subsidiary of Lake Victoria Mining Company, Inc.

As of August 17, 2009, there have been no other subsequent events that would materially change our financial statements were they included.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of the quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results of our predictions.

Results of Operations/Plan on Operation

Our exploration objective is to find an economic mineral body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains resources and/or reserves. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average percentage grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do so or because it is not economically feasible to do so, we will cease operations and you could lose your investment.

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

We must continue to conduct exploration to determine what amount of gold minerals, if any, exist on our property and if any minerals which are found can be economically extracted and profitably processed. We have contracted Geo Can Resources Company Ltd. to perform exploration services on all our properties. We rely on Geo Can Resources to do all such work. If Geo Can stops providing exploration services, we may have to suspend our operation until we find a new contractor to continue exploration.

Currently all of our properties are undeveloped raw land. We have started initial exploration and geophysical surveying on the Kalemela Gold Project licenses PL2747/2004, PL3006/2005 and PL2910/2004 property. To our knowledge, none of our properties have ever been commercially mined. The first event that occurred was the acquisition of the prospecting license, PL2747/2004 from Uyowa Gold Mining and Exploration Company Limited, P.O. Box 3167, Dar es Salaam, Tanzania. This was followed by a physical examination of the property by Dr. Roger A. Newell, a geologist and the company president and a director. The license is recorded in Geo Can Resources Company Limited’s name. Following the initial examination, additional geologic mapping, soil and rock sampling and ground magnetic surveys were conducted.

Subsequently, on November 18, 2008 we acquired the two adjacent and contiguous licenses PL3006/2005 and PL2910/2004 and have expanded our mineral exploration budget with Geo Can to complete a similar initial exploration program as has been conducted on PL2747/2004. We have completed this initial exploration of PL3006/2005 and PL2910/2004.

On December 22, 2008 we completed an “Option to Purchase Prospecting Licenses Agreement” with Geo Can for PL4339/2006 and PL2702/2004. Under the terms of the agreement and the consideration paid, we will acquire the exclusive and irrevocable option to acquire from the State Mining Corporation a 90% undivided interest in PL4339/2006 and PL2702/2004 through the Geo Can Option. Dr. Roger A. Newell and Mr. Ahmed Magoma completed a field visit to PL2702 and PL5469 on January 19th 2009. Shallow iron stained artisanal mine pits are present and these pits reveal 0.5 meter to 1 meter thick northeast striking and steeply dipping quartz veins. Evidence of earlier RAB drilling was also observed. Plans and budgets for the mineral exploration program on these properties have been prepared with the intent for the program to be conducted during the last two quarters of 2009.

On January 27, 2009, the Company executed a definitive Option Agreement (the “Option”) with Geo Can Resources Company Limited to earn a 50% interest in Geo Can’s Geita Gold Project, Prospecting License Number PL2806. Under the terms of the “Option” the company will acquire a 50% interest in the “Property” totaling 43.77 sq km. The “Option” also provides for the company (“LVCA”) to acquire through “Remaining Interest Options” up to a 75% interest in the gold project.

During 2008 Geo Can Resources Company Limited completed detailed ground magnetic surveys, and both reconnaissance and detailed electrical prospecting (induced polarization) surveys. Following this work, we commenced drilling on the Geita Project in January, and completed 37 reverse circulation drill holes for a total of 3,508 meters (11,506 feet). The drilling identified sub-economic gold values; the best mineralized intersection was 2 meters of 3.03 grams/metric ton from 50 meters to 52 meters in drill hole GR-15. The geophysical and geological information is being reviewed to determine if additional exploration targets exist that justify additional work.

On April 2, 2009 we completed an “Option to Purchase Prospecting Licenses Agreement” with Geo Can for PL4653/2007. Under the terms of the agreement and the consideration paid, we will acquire the exclusive and irrevocable option to acquire from Geo Can an 80%  undivided interest in PL4653/2007.  A detailed ground magnetic survey was completed on a portion of the prospecting license, and on June 4th, 2009 company consultants began to excavate exploration trenches to further expose previously identified quartz veins. Over thirty trenches have been excavated and rock samples from the trenches have been submitted to an assay laboratory.  Additional trenching and sampling is planned for this project.

We are searching for mineralized material. Mineralized material is a mineral body, which has been delineated by appropriately spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. Before mineral retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict what that will be until we find mineralized material. As of the date of this report, no mineralized material has been discovered and there is no assurance we will ever discover any mineralized material. As such, none of our properties contain a defined ore body.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under an adjoining property may or may not be located under our property.

We have exploration licenses. We do not have a license to mine any minerals or reserves whatsoever at this time on any part of our properties. Once exploration has advanced to a point where mining on one or more of our properties is feasible, we plan to apply for one or more mining licenses.

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

All of the work on our properties is conducted by contractors that we have hired through exploration service contracts. The contractors are responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and evaluation and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

Liquidity and Capital Resources

On January 21, 2009 the Company entered into an option to purchase prospecting license agreement with Geo Can Resources Ltd. to acquire prospecting license PL2806/2004 at Geita area in Geita District. The total consideration includes an aggregate cash payment of $200,000 and issuance of 5,500,000 shares of common stocks. On February 13, 2009, the Company issued 4,000,000 shares of common stock at a fair value of $1,840,000.

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

In March 2007, 3,000,000 shares of common stock were issued to Kilimanjaro Mining Company, Inc., a corporation owned and controlled by Heidi Kalenuik. Further, in March 2007, 500,000 shares of common stock were issued to David Gamache, an officer and director and 500,000 shares of common stock were issued to George Lennox, an of officer and director. The 4,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers’ transaction or in a transaction directly with a market maker.

As of June 30, 2009, our total assets were $253,603 and our total liabilities were $818,405.

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

In May 2009, the FASB issued Statement of SFAS No. 165, Subsequent Events. This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009 and as such, we adopted this standard in the first quarter of fiscal year 2010. The Company's adoption of SFAS 165 did not have a material impact on the interim or annual consolidated financial statements or the disclosures in those financial statements.

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

ITEM 4.         CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of August, 2009.

LAKE VICTORIA MINING COMPANY, INC.

BY:	ROGER A. NEWELL
Roger A. Newell
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Office and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.