Form 10-Q
period 2009-09-30
Lake Victoria Mining Company, Inc.
filed 2009-11-23
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   57,757,799 as of November 20, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2009	2009
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$60,635	$418,536
Advances and deposits	79,626	63,792
Advances to related party	-	-
Total Current Assets	140,261	482,328

PROPERTY AND EQUIPMENT, NET	10,810	-

TOTAL ASSETS	$151,071	$482,328

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$919,162	$350,211
Acquisition liabilities - current portion	1,697,415	300,000
Notes Payable	-	53,500
Advances payable - related party	6,720	-
Total Current Liabilities	2,623,297	703,711

NONCURRENT LIABILITIES
Long-term liabilities - acquisition	3,173,432	-
Total Noncurrent Liabilities	3,173,432	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.00001 par value: 100,000,000	-	-
authorized, no shares outstanding
Common stock, $0.00001 par value;
100,000,000 shares authorized 55,851,549 and 28,478,300
shares issued and outstanding, respectively	559	285
Additional paid-in capital	19,239,025	5,790,355
Common stock to be issued	120,000	1,690,000
Subscription receivable	(13,275)	(35)
Accumulated deficit during exploration stage	(24,991,967)	(7,701,988)
Accumulated other comprehensive income	-	-
Total stockholders' Equity (Deficit)	(5,645,658)	(221,383)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	$$151,071	$482,328

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six	Period from
	Month Period	Month Period	Month Period	Month Period	December 11, 2006
	Ended	Ended	Ended	Ended	(Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	24,176	19,846	31,568	31,334	192,699
Amortization and depreciation expenses	765	-	1,347	-	4,501
Acquisition costs	-	-	6,175,635	-	6,175,635
Exploration costs	527,643	-	527,643	-	527,643
Professional fees	393,080	58,475	1,012,980	143,280	1,887,407
Management and director fees	27,500	14,000	132,250	42,000	320,000
Travel and accommodation	30,719	7,351	40,128	28,843	229,812
Total operating expense	1,003,883	99,673	7,921,550	245,456	9,337,697

LOSS FROM OPERATIONS	(1,003,883)	(99,673)	(7,921,550)	(245,456)	(9,337,697)

OTHER INCOME (EXPENSES)
Other income from professional services	-	-	-	-	15,900
Gain(loss) on Long-term Investments	-	-	10,000	-	5,000
Goodwill impairment losses	(15,675,035)	-	(15,675,035)	-	(15,675,035)
Interest income	22	400	22	-	22
Interest Expense	(157)	-	(157)	-	(157)
Total other income	(15,675,170)	400	(15,665,170)	-	(15,654,270)

LOSS BEFORE TAXES	(16,679,053)	(99,273)	(23,586,720)	(245,456)	(24,991,967)

INCOME TAX EXPENSE (BENEFIT)	-	-	-	-	-

NET LOSS	$(16,679,053)	$(99,273)	$(23,586,720)	$(245,456)	$(24,991,967)

OTHER COMPREHENSIVE INCOME(LOSS)
Unrealized holding gain (loss) on investment	(4,447,605)	1,890,000	(1,649,970)	1,950,000	-
NET COMPREHENSIVE INCOME (LOSS)	$(21,126,658)	$1,790,327	$(25,236,690)	$1,704,544	$(24,991,967)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.35)	$ nil	$(0.60)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	48,334,984	24,790,643	39,459,974	24,747,825

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six	For the Six	Period from
	Month Period	Month Period	December 11, 2006
	Ended	Ended	(Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,586,720)	$(245,456)	$(24,991,967)
Adjustments to reconcile net loss to net cash
Amortization and depreciation	1,347	-	4,501
Share payment for mineral interest acquisition costs	258,813	-	258,813
Share payment for consulting services	758,232	-	758,232
Loss on cancellation of shares	-	-	-
Due from related party from Long-term Investment	(458,024)	-	(457,524)
Accounts Payables - write off from Long-term Investment	30	-	-
Accounts receivable exchange for acquiring mineral interest	1,500,000	-	-
Directors' compensation share payments	-	-	-
Increase in Accounts payable - Acquisition	1,697,415	-	1,697,415
Increase in Long-term liabilities - Acquisition	3,173,432	-	3,173,432
Goodwill impairment losses	15,675,035	-	15,675,035
Provided (used) by operating activities:
Increase in Accounts receivable	(3,332)	-	(3,333)
Decrease(Increase) in Advances to Related Party	(272,846)	(430,836)	(250,696)
Decrease(Increase) in Due from Related Party	-	-	(54,000)
Increase(Decrease) in Notes payable	(2,604)	-	(2,604)
Increase(Decrease) in Accounts payable	777,531	5,340	786,608
Decrease in Accrued compensation expenses	(125,000)	-	-
Increase in other payables	-	-	-
Net cash used by operating activities	(481,692)	(670,952)	(3,406,087)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant, and equipment	(945)	(6,559)	(12,421)
Acquisition of long-term investment	-	(5,000)	-
Net cash from acquisition	72,239	-	72,239
Net cash from investing activities	71,294	(11,559)	59,818

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from issuance of stock	484,000	545,687	3,406,904
Related party payable proceeds			-
Net cash provided by financing activities	484,000	545,687	3,406,904

Net increase (decrease) in cash and cash equivalents	73,602	(136,824)	60,635

CASH AT BEGINNING OF PERIOD	112,033	254,050	-

CASH AT END OF PERIOD	$185,635	$117,226	$60,635

SUPPLEMENTAL CASH DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$157	$-	$(157)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for subscription receivable	$-	$-	$13,275
Receivable exchanged for Long-term investment	$10,000	$-	$10,000
Investment acquired through payable	$-	$30	$30

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

LAKE VICTORIA MINING COMPANY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 -        DESCRIPTION OF BUSINESS

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

The Company’s administrative office is located in Golden, Colorado. The Company’s year-end is March 31.

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2009, included in the Company’s Form 10-K filing. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year.

On August 7, 2009, the Company completed the acquisition of all of the outstanding common shares of Kilimanjaro Mining Company Inc. (‘‘Kilimanjaro’’) and therefore, effective as of August 7, 2009, the Company own 100% of Kilimanjaro. The acquisition of Kilimanjaro by the Company effected a change in control and was accounted for as a “reverse acquisition” whereby Kilimanjaro is the accounting acquirer for financial statement purposes. Accordingly, for all periods subsequent to the August 7, 2009 “reverse acquisition” transaction, the historical financial statements of the Company reflect the financial statements of Kilimanjaro since its inception and the operations of the Company subsequent to August 7, 2009.

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

LAKE VICTORIA MINING COMPANY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Company’s financial statements; accordingly, it is possible that the actual results could differ from the estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of Lake Victoria Mining Company, Inc. were presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.

These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounting Standards Codification
The Accounting Standards Codification (ASC) has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”). The ASC only changes the referencing of financial accounting standards and does not change or alter existing GAAP.

Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The Company adopted FASB ASC Topic 805, Business Combinations (ASC 805), and FASB ASC Topic 810-10-65, related to Noncontrolling Interests in Consolidated Financial Statements.  There was no impact on the Company’s financial statements as of September 30, 2009 as a result of adopting either statement.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities of three months or less to be equivalent.

LAKE VICTORIA MINING COMPANY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Goodwill
The Company evaluates, at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, by comparing the estimated fair value of its reporting units to their carrying amounts. If the carrying value of a reporting unit exceeds its estimated fair value, the Company compares the implied fair value of the reporting unit's goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to operations. The Company's fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates.

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, now codified as ASC Topic 260, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted losses per share were the same, at the reporting dates, as the common stock equivalents outstanding would be considered antidilutive.

As of September 30, 2009, the Company has 4,312,500 stock options outstanding, and unissued shares totaling 200,000.

Exploration Stage
The Company has been in an exploration stage since its formation and has not realized any revenues from operations. It is primarily engaged in searching for mineral deposits or reserves which are not in either the development or production stage.

Interim Disclosures About Fair Value of Financial Instruments
In April 2009, the FASB issued and the Company adopted provisions of ASC 815, Derivatives and Hedging, which requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. This statement specifically requires entities to provide enhanced disclosures addressing the following: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under US GAAP, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption impacts the Company’s disclosures, but it will not affect its results of operations or financial condition.

Property and Equipment
Assets are depreciated on a straight line basis. The Company’s fixed assets with a historical cost of $15,411 are being depreciated over lives of five years, resulting in total depreciation expense of $765 being recognized for the three months ended September 30, 2009.

LAKE VICTORIA MINING COMPANY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Income Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, now codified as ASC Topic 740, “Accounting for Income Taxes”. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC Topic 740 to allow recognition of such an asset.

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

Going Concern
As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $24,990,000 incurred through September 30, 2009. The Company has no revenues, limited cash and losses from operations. Management intends to seek additional capital from new equity securities offerings that will provide funds needed begin the exploration for gold. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company expects to be able to meet its necessary cash outflows based upon funds received from future investments and borrowings during its exploration period.

Mineral Properties
Both costs of acquiring mineral properties and costs to maintain the mineral rights and leases are expensed as incurred. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would outer the development stage and capitalizing future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value. (See NOTE 8)

LAKE VICTORIA MINING COMPANY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Subsequent Events
In June 2009, the FASB issued and the Company adopted ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim financial periods ending after June 15, 2009. The adoption of ASC 855 did not affect the Company’s consolidated financial statements. (See NOTE 12)

NOTE 3 -        BUSINESS ACQUISITIONS

On August 7, 2009, the Company completed the acquisition of all of the outstanding common shares of Kilimanjaro Mining Company Inc. (‘‘Kilimanjaro’’) and therefore, effective as of August 7, 2009, the Company owns 100% of Kilimanjaro. The Company had entered into an a Securities Exchange Agreement and Plan of Exchange, in July 2009, to acquire 100% of the issued and outstanding shares of Kilimanjaro in exchange for 37,653,549 restricted shares of the Company’s common stock, the cancellation of 9,350,300 outstanding restricted shares held by Kilimanjaro and debt forgiveness of properties acquisition payments include, 6,500,000 shares to be issued and $350,000 cash payment.  Effective August 7, 2009, the acquisition of Kilimanjaro was completed. As a result of the completion of this acquisition and the other related transactions, the former shareholders of Kilimanjaro own approximately 67% of the outstanding shares of common stock of the Company representing 37,653,549 of the then 55,851,549 total issued and outstanding shares of common stock of the Company. In conjunction with this agreement an additional 1,000,000 shares belonging to a prior officer were cancelled.

The consolidated financial statements at September 30, 2009 assume the acquisition of Kilimanjaro by the Company was a change in control of the Company and a reverse acquisition. Kilimanjaro’s accompanying financial information is therefore included back to Kilimanjaro’s inception of December 11, 2006. Because the shares issued in the acquisition of Kilimanjaro represent control of the total shares of the Company’s common stock issued and outstanding immediately following the acquisition, Kilimanjaro is deemed for financial reporting purposes to have acquired the Company in a reverse acquisition. This business combination has been accounted for as a recapitalization of the Company giving effect to the acquisition of 100% of the outstanding common shares of Kilimanjaro based upon the market value of the remaining net shares previously outstanding at Lake Victoria. The surviving entity reflects the assets and liabilities of Kilimanjaro and the Company at their historical book value. The issued common stock is that of the Company, the accumulated deficit and statement of operations is that of Kilimanjaro. Eliminations and adjustments to the combined books and records of the Company result in change to accumulated deficit and cash holdings for comparison purposes as of March 31, 2009.

LAKE VICTORIA MINING COMPANY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Accordingly, the acquisition has been accounted for as a reverse merger using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of Kilimanjaro.  Under reverse acquisition accounting Kilimanjaro (the legal subsidiary) has been treated as the accounting parent (acquirer) and the Company (the legal parent) has been treated as the accounting subsidiary (acquiree).  The value assigned to the common stock of the consolidated Company on acquisition of Kilimanjaro is equal to the book value of the common stock of Kilimanjaro plus the book value of the net assets of the Company as of the date of the acquisition as adjusted for certain concurrent transactions and the fair market value of the net shares acquired from the prior Lake Victoria shareholders for accounting purposes.

As part of the reverse acquisition, the net shares remaining of Lake Victoria Mining Company after eliminations required by the business combination were 18,198,000 shares.  The value ascribed to these shares was $0.82 per share, or $14,922,360, which was the fair market value of Lake Victoria’s common stock on the date of the transaction.  In addition, as part of the eliminations for the consolidation, the Company recognized additional costs of the acquisition as follows:  $508,024, Kilimanjaro’s cost basis in its previous investment in Lake Victoria; $3,500, miscellaneous adjustments and $241,151 in net liabilities acquired.  This resulted in a net investment value of $15,675,035.

The Company could not identify tangible assets to allocate any portion of the purchase price/net investment value, so the balance was allocated to purchased goodwill. (See Note 4)

As of the date of the acquisition, the Net Liabilities Acquired consisted of:

Cash	$72,239
Advances and Accounts receivable	76,293
Property And Equipment	2,890
Accounts payable	(383,250)
Notes Payable	(9,323)
Net Liabilities Acquired	$(241,151)
FMV ascribed to the shares of reverse acquisition acquiree	$14,922,360
Cost basis of KMCI investment in Lake Victoria	508,024
Miscellaneous Adjustment	3,500
Net Liabilities Acquired	241,151
Net Investment Value Attributed to Business Combination	$15,675,035

LAKE VICTORIA MINING COMPANY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 4 -        PRO FORMA STATEMENTS OF RESULTS OF OPERATIONS

ASC805-10 (formerly SFAS 141(R)) ‘‘Business Combinations’’ require supplemental information on a pro forma basis to disclose the results of operations for the interim periods as though the business combination had been completed as of the beginning of the periods being reported on.

The following table sets forth on a pro forma basis, consolidated pro forma statements of operations for the six months ended September 30, 2009 have been calculated based on actual weighted average number of Lake Victoria common shares outstanding and the assumed number of Lake Victoria common shares issued to Kilimanjaro Mining shareholders being effective on April 1, 2009.

	For the Six Month
	Period Ended
	September 30,			For the Six Month
	2009	Prior to Acquisition		Period Ended
	(As filed)	April 1 to August 7	Adjustment	September 30, 2009

REVENUE	$-	$-		$-
OPERATING EXPENSE	7,921,550	2,208,612		10,130,161
OTHER INCOME(LOSS)	(15,665,170)	349		(15,664,821)
NET LOSS	$(23,586,720)	$(2,208,263)	$-	$(25,794,983)
OTHER COMPREHENSIVE INCOME(LOSS)	(1,649,970)			(1,649,970)
NET COMPREHENSIVE INCOME (LOSS)	$(25,236,690)	$(2,208,263)	$-	$(27,444,953)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.60)			$(0.54)
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	39,459,974	8,747,594		48,207,568

NOTE 5 -        GOODWILL

In accordance with its accounting policies, the Company conducts an annual goodwill impairment test during the fourth quarter of each year, or more frequently if an event occurs or circumstances, such as a business combination, change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Based on the effect of the business combination and reverse merger accounting and that the Company does not have probable or proven reserves and is unable to determine net future cash flows, the Company has concluded that the recognition of an impairment loss was appropriate under the circumstances. Accordingly, it has recorded a $15,675,035 non-cash goodwill impairment charge during the second quarter of fiscal 2010 related to all the goodwill recorded in August 2009 in connection with the acquisition of Kilimanjaro Mining Company.

LAKE VICTORIA MINING COMPANY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 6 -        PROPERTY AND EQUIPMENT

At September 30, 2009, property and equipment consisted of the following:

Category	As at 9/30/2009			As at 3/31/2009
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Computers & Software	$15,411	$4,501	$10,810	$11,476	$2,580	$8,896
	$15,411	$4,501	$10,810	$11,476	$2,580	$8,896

NOTE 7 -        NOTES PAYABLE

On May 22, 2009, the Company signed a finance agreement for payment of insurance in the total amount of $12,000 at an annual rate of 8.348% with monthly instalment of $1,380.

NOTE 8 -        MINERAL PROPERTY AND EXPLORATION COSTS

All of the Company’s mineral property interests are located in Tanzania. Geo Can Resources holds mineral properties in trust for Kilimanjaro Mining Company Inc. Most of the mineral property interests are still formally registered to Geo Can to save on registration fees until the annual filing for each property comes due at which time the formal registration of each property will be transferred to Kilimanjaro or as directed by Kilimanjaro. Geo Can has entered into prior property agreements regarding its mineral properties with the Company and no longer has any interest in those prior property agreements.

In accordance with the share exchange agreement with Kilimanjaro, the Company cancelled 9,350,300 issued common shares, 6,500,000 unissued common shares and a cash payment of $350,000 for property acquisitions.  (See Note 3)

LAKE VICTORIA MINING COMPANY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

LAKE VICTORIA MINING, INC.
Ended September 30, 2009
The continuity of mineral properties exploration expenditures

	Kalemela	State Mining	Geita	Kinyambwiga	Singida	Total
	(a)	(b)	(c)	(d)	(e)	Amounts Expenses
Balance, March 31, 2009	$633,895	$-	$408,972	$87,593	$-	$1,130,460

Exploration expenditures:
Camp, Field Supplies and Travel				15,000
Drilling Cost
Exploration and field overhead
Geological consulting and Wages	8,750		7,600	46,060
Geophysical and Geochemical				6,228
Parts and equipment				4,000
Project Administration fee	6,175		6,175	14,625
Vehicle and Fuel expenses				1,680
	14,925		13,775	87,593		116,293
Write-offs
Balance, June 30, 2009	$663,745	$-	$436,522	$262,779	$-	$1,246,753

Exploration expenditures:
Camp, Field Supplies and Travel				30,500	30,500
Drilling Cost				-	-
Exploration and field overhead				-	-
Geological consulting and Wages				49,165	63,235
Geophysical and Geochemical				9,900	99,144
Parts and equipment				-	8,000
Project Administration fee				19,825	19,825
Vehicle and Fuel expenses				3,416	3,416
				112,806	224,120	336,926
Write-offs
Balance, September 30, 2009	$663,745	$-	$873,044	$	$	$2,830,432

(a)	Kalemela Gold Project: PL2747/2004 PL2910/2004 & PL 3006/2005

On November 18, 2008, the Company entered into an Option To Purchase Prospecting Licenses Agreement (the “Agreement”) with Geo Can wherein the Company was granted the right to acquire an undivided 60% interest in and to certain properties comprised of prospecting licenses, by carrying out a series of exploration programs on the property and by making certain payments to Geo Can in the form of shares of our common stock and cash.

As of August 7, 2009, the Company owns a 100% interest in the Kalemela project's three prospecting licenses through its wholly owned subsidiary, Kilimanjaro Mining Company.

LAKE VICTORIA MINING COMPANY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

The three licenses total about 260 square kilometers.  Results of geologic mapping, ground magnetic surveying and soil sampling have identified exploration sites suitable for electrical induced polarization (I.P.) geophysical surveys to further define possible drill targets.  Depending on available resources and project scheduling, the I.P. survey may be conducted before the end of 2010. The Company has expanded an Exploration Services Agreement with Geo Can to include mineral exploration of all three licenses.

(b)	State Mining Project: PL2702/2004, PL5469/2008 & PL4339/2006

On August 10, 2009, the Company decided to forgo additional work on the above three licenses, and we transferred them back to the State Mining Company on August 11 and on September 15, 2009.

(c)	Geita Project: PL2806/2004

As of August 7, 2009, the Company owns a 100% interest in the Geita project's one prospecting license through its wholly owned subsidiary, Kilimanjaro Mining Company.

(d)	Kinyambwiga Project: PL4653/2007

As of August 7, 2009, the Company owns a 100% interest in the Kinyambwiga project's one prospecting license through its wholly owned subsidiary, Kilimanjaro Mining Company.

(e)	Singida Project

On May 15, 2009, Kilimanjaro signed a mineral financing agreement with a director of the Company to acquire Primary mining Licenses (“PMLs”) in the Singida area. As of September 30, 2009 Kilimanjaro has entered into Mineral Properties Sales and Purchase agreements with various PMLs owners to acquire 54 different PMLs in the Singida area. The total agreed purchase price of $4,925,000 is to be paid within 730 days.

NOTE 9 -        CAPITAL STOCK

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

LAKE VICTORIA MINING COMPANY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

On September 25, 2009 the Company received subscription payment of $120,000 for 200,000 shares of stock to be issued.

On August 7, 2009 the Company issued 37,653,549 common shares to acquire 100% interest of Kilimanjaro Mining Company. On March 31, 2009, Kilimanjaro had 26,522,808 shares issued and outstanding. Prior to August 7, 2009, Kilimanjaro issued 1,347,200 shares for cash at $0.25 per share, 6,211,500 shares for acquisition of mineral property and 3,172,042 shares for consulting services.

According to the share exchange agreement with Kilimanjaro Mining Company, on August 7, 2009, the Company cancelled 4,000,000 common shares which 3,000,000 shares were issued to Kilimanjaro and 1,000,000 shares to former directors on March 14, 2007.

According to the share exchange agreement with Kilimanjaro Mining Company, on August 7, 2009, the Company cancelled 6,350,300 common shares which included 2,350,300 shares issued on December 23, 2008 and 4,000,000 shares issued on February 13, 2009.

On April 15, 2009 Lake Victoria granted 70,000 restricted common shares at a fair value of $35,000 to officers and directors and the shares were issued on August 4, 2009.

On January 21, 2009 Lake Victoria entered into an option to purchase prospecting license agreement with Geo Can Resources Ltd. to acquire prospecting license PL2806/2004 at Geita in the Geita District. The total consideration includes an aggregate cash payment of $200,000 and issuance of 5,500,000 common shares. On February 13, 2009, the Company issued 4,000,000 shares of common stock at a fair value of $1,840,000.  These shares were subsequently cancelled as a part of the reverse acquisition with Kilimanjaro.

NOTE 10 -      CONCENTRATIONS

The Company has contracted Geo Can Resources Company Ltd. to perform exploration services on all our properties. The Company relies on Geo Can Resources to do all such work. If Geo Can stops providing exploration services, the Company may have to suspend our operations until the Company can find a new contractor to continue exploration.

LAKE VICTORIA MINING COMPANY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 11 -      COMMITMENTS AND CONTINGENCIES

The Company signed exploration services agreements with Geo Can Resources to perform mining exploration on all properties. According to the service agreements, the Company has an obligation to incur exploration expenses as follows:

1.	Kalemela Gold Project: PL2747/2004

The Company shall complete $187,500 of mineral exploration on PL2747/2004 within twelve months of the “Initial Payment Date”, which was July 14, 2009.

2.	Kalemela Gold Project: PL2910/2004 & PL 3006/2005

The Company shall incur exploration expenses of $200,000 on or before the one year anniversary of the Closing date, which was November 18, 2009.

3.	Geita Project PL2806/2004
The Company shall incur Exploration Expenses aggregating at least $2,000,000 not later than the first anniversary of the Closing Date, as follows:
(i)	$650,000 within 180 days of the Closing Date, which was July 27,2009
(ii)	an additional $1,350,000 on or before the first year anniversary of the Closing Date, which was January 27, 2010.

4.	Kinyambwiga Project PL4653/2007
The Company shall incur expenses relative to Mining Operations for Establishing and Planning Production Facilities to establish at a minimum of 100 tons per day a commercial producing mine. Expenses are to aggregate at least USD$1,500,000 and not later than fifteen months or 458 days of the Closing Date, as follows:

(i)	USD$600,000 within 180 days of the Closing Date, which was Oct 2, 2009
(ii)	an additional USD$900,000 on or before the first year anniversary of the Closing Date, which was April 2, 2010.

Both companies have mutually agreed that the exploration agreements will be terminated once the Company incorporates its own exploration subsidiary in Tanzania. There are no payments in default as of September 30, 2009.

LAKE VICTORIA MINING COMPANY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 12 -      SUBSEQUENT EVENTS

On October 31, 2009 the Company mutually agreed with Hampton Park LLC to extend the payment due date for sale of Kibo Resources Company shares to November 30, 2009.

On October 27, 2009, the Company signed a renewed mineral property purchase financing agreement with one director of the Company which replaced the initial agreement with Kilimanjaro Mining on May 15, 2009.  According to the renewed agreement, the Company shall provide all of the finances required for acquiring and developing the PMLs in the Singida area, and the Company will continue to have a 100 percent beneficial interest in all PMLs acquired by Mr. Magoma pursuant to the initial and renewed agreement.

On October 30, 2009, the Company entered into a consulting services agreement with Stocks That Move. The agreement is for a period of twelve months. Total consideration for the services is 1,450,000 restricted common shares.

On November 5, 2009, the Company issued 456,250 restricted shares of common stock for services provided by POP holding and Vertvet Management Services Ltd at a fair value of $273,750.

On November 9, 2009, the Company incorporated a wholly owned subsidiary in Tanzania to perform exploration and mining activities on all of its mineral properties.

As of November 16, 2009, there have been no other subsequent events that would materially change the financial statements were they included.

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

Results of Operations/Plan of Operation

On August 7, 2009, we issued a total of 37,653,549 restricted shares of our common stock to ninety-eight shareholders of Kilimanjaro Mining Company, Inc., (“Kilimanjaro”) in exchange for 31,377,957 shares of Kilimanjaro which constituted 100% of the total outstanding shares of common stock of Kilimanjaro.  Kilimanjaro thereby became our wholly owned subsidiary corporation.

As part and of the foregoing, Geo Can Resources Company Ltd. (“Geo Can”) executed a release of all existing option payments, cash, shares and property agreements entered into between Geo Can and either Kilimanjaro or Lake Victoria.

Additionally, we cancelled a total of 10,350,300 shares of common stock concerning the merger with Kilimanjaro and other associated transactions.

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

In addition, we may not have enough money to complete exploration of our properties. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from another public offering, a private placement or loans. At the present time, we are attempting to raise additional money, but there is no assurance that we will be able to raise it. If we need additional money and can’t raise it, we will have to suspend or cease operations.

We must continue to conduct exploration to determine what amount of gold and other minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed. We have contracted Geo Can to perform exploration services on all our properties. We rely on Geo Can to do all such work. If Geo Can stops providing exploration services, we may have to suspend our operation until we find a new contractor to continue exploration.

PROJECTS

Kalemela Gold Project

Currently all of our properties are undeveloped raw land. We have started initial exploration and geophysical surveying on the Kalemela Gold Project licenses PL2747/2004, PL3006/2005 and PL2910/2004. To our knowledge, none of our properties have ever been commercially mined. The first event that occurred was the acquisition of the prospecting license, PL2747/2004 from Uyowa Gold Mining and Exploration Company Limited, P.O. Box 3167, Dar es Salaam, Tanzania. This was

followed by a physical examination of the property by Dr. Roger A. Newell, a geologist, our president and director. The license is recorded in Geo Can’s name. Following the initial examination, additional geologic mapping, soil and rock sampling and ground magnetic surveys were conducted.

Subsequently, on November 18, 2008 we acquired two adjacent and contiguous licenses PL3006/2005 and PL2910/2004. We have expanded our mineral exploration budget with Geo Can to complete a similar initial exploration program that was conducted on PL2747/2004. We have completed the initial exploration of PL3006/2005 and PL2910/2004.  The three licenses total about 260 square kilometers. Results of geologic mapping, ground magnetic surveying and soil sampling have identified exploration sites suitable for electrical induced polarization (I.P.) geophysical surveys to further define possible drill targets.  Depending on available resources and project scheduling, an I.P. survey may be conducted before the end of 2010.

State Mining Project

On December 22, 2008, we completed an “Option to Purchase Prospecting Licenses Agreement” with Geo Can for PL4339/2006 and PL2702/2004. Under the terms of the agreement and the consideration paid, we will acquire the exclusive and irrevocable option to acquire from the State Mining Corporation a 90% undivided interest in PL4339/2006 and PL2702/2004 through the Geo Can Option. Dr. Roger A. Newell and Mr. Ahmed Magoma completed a field visit to PL2702 and PL5469 on January 19th 2009. Shallow iron stained artisanal mine pits are present and these pits reveal 0.5 meter to 1 meter thick northeast striking and steeply dipping quartz veins. Evidence of earlier RAB drilling was also observed. Plans and budgets for the mineral exploration program on these properties were prepared with the intent for the program to be conducted during the last two quarters of 2009.

On August 10, 2009, we decided give up these three licenses and they were transferred back to the State Mining Company.

Geita Gold Project

On January 27, 2009, we executed a definitive Option Agreement (the “Option”) with Geo Can to earn a 50% interest in Geo Can’s Geita Gold Project, Prospecting License Number PL2806. Under the terms of the Option, we will acquire a 50% interest in the License which totals 43.77 sqaure kilometers. The “Option” also provides for Lake Victoria to acquire through “Remaining Interest Options” up to a 75% interest in the gold project.

During 2008 Geo Can completed detailed ground magnetic surveys, and both reconnaissance and detailed electrical prospecting (induced polarization, I.P.) surveys. Following this work, we commenced drilling on the Geita Project in January 2009, and completed 37 reverse circulation drill holes for a total of 3,508 meters (11,506 feet). The drilling identified sub- economic gold values; the best mineralized intersection was 2 meters of 3.03 grams per metric ton from 50 meters to 52 meters in drill hole GR-15. The geophysical and geological information continues to be reviewed to determine if additional exploration targets exist that justify additional work. No additional work was conducted on the project during the reporting period.

Kinyambwiga Gold Project

The Kinyambwiga Gold Project is about 110 kilometers east of the city of Mwanza in northern Tanzania.  On April 2, 2009 we completed an “Option to Purchase Prospecting Licenses Agreement” with Geo Can for PL4653/2007. Under the terms of the agreement and the consideration paid, we will acquire the exclusive and irrevocable option to acquire from Geo Can an 80% undivided interest in PL4653/2007.  A detailed ground magnetic survey was completed on a portion of the prospecting license, and on June 4th, 2009 Company consultants began to excavate exploration trenches to further expose previously identified quartz veins. Over thirty trenches have been excavated and rock samples from the trenches have been submitted to an assay laboratory.  Detailed ground magnetic surveying suggested that the previously identified quartz veins have a strike length of at least one kilometer.  A detailed trenching program further defined the quartz veins, and 134 samples collected from 22 trenches averaged 2.28 grams per metric ton. An additional 24 bulk samples were selected for leach assaying these samples returned and average of 3.48 grams per metric ton.  Routine fire assays for these same 24 bulk samples averaged 3.56 grams per metric ton.  Previous excavations and shallow reconnaissance drilling suggests that multiple veins are present and may extend over a 2 kilometer distance.  Additional core drilling may be planned to confirm these assay results at depth below selected trenches and artisanal mine workings.

Singida Gold Project

The Singida Gold Project lies about 400 kilometers south of the city of Mwanza.  The Singida project is the location of active artisanal mining and we have conducted detailed underground sampling, sampling of artisanal mine waste dumps and processed tailing piles.  More than 3,200 samples have been collected and assayed.  From 36 mine shafts and connected workings 176 samples averaged 7.1 grams per metric ton; 1,138 artisanal mine waste dumps averaged 2.14 grams per metric ton; and samples from 75 processed tailing piles averaged 3.05 grams per metric ton.  A detailed ground magnetic survey was conducted over the mineralized area which appears to extend in a northwest – southeast direction for a distance of 5 kilometers or more.  The mineralized zone consists of quartz veins varying from about 0.3 to 2 meters thick in greenstone rocks, and the sampled artisanal mine shafts averaged about 50 meters deep.  Additional work is planned at Singida which may involve I.P. surveying and drilling below the artisanal workings to confirm mineralization at depth below the current workings.

ADDITIONAL CONSIDERATIONS

None of our properties contain mineralized material.  Mineralized material is a mineral body which has been delineated by appropriately spaced drilling or underground sampling to define sufficient tonnages and average metal grades to justify removal. There is no assurance that we will ever discover any mineralized material.

Activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under an adjoining property may or may not be located or continue on to our property.

We have exploration licenses. We do not have a license to remove any minerals or reserves whatsoever at this time on any part of our properties. Once exploration has advanced to a point where removal is feasible, we plan to apply for one or more mining licenses.  There is no assurance that we will ever be granted a mining license.

If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money.  If we can’t or don’t raise more money, we will cease operations.  If we cease operations, you will lose your investment.

All of the work on our properties is conducted by contractors that the Company has hired through exploration service contracts. The contractors are responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and evaluation and the engineers will advise us on the economic feasibility of removing the mineralized material.

On November 9, 2009, we incorporated Lake Victoria Resources (T) Limited, in Tanzania, as a wholly owned subsidiary corporation to conduct exploration and mining activities on all of our mineral properties.

Limited Operating History; Need for Additional Capital

We are an exploration stage mining corporation that has not generated any revenues from operations. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in operating an exploration stage mining company, including limited capital resources, possible delays in the exploration of its properties, possible cost overruns due to price and cost increases for services and economic conditions.

Liquidity and Capital Resources

On November 5, 2009, we issued 456,250 restricted shares of common stock for business development services provided by POP Holding and Vertvet Management Services Ltd.  We valued the services at $273,750.

On August 7, 2009, we issued 37,653,549 shares of common stock in exchange for all of the issued and outstanding shares of Kilimanjaro.

On the same date, we cancelled 10,350,300 shares of common stock previously issued to Kilimanjaro and others.

As of September 30, 2009, our total assets were $151,071 and our total liabilities were $5,796,729.

Recent accounting pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, "Measuring Liabilities at Fair Value," which amends ASC 820, "Fair Value Measurements and Disclosures." ASU 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability.  The Company will adopt the provisions of this update for fair value measurements of liabilities effective October 1, 2009, and adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (Codification) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is for disclosure only and will not impact our financial condition or results of operations. The Accounting Standards Codification (ASC) has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”). The ASC only changes the referencing of financial accounting standards and does not change or alter existing GAAP.

In June 2009, the FASB issued ASC 810-10 (formerly SFAS 167), “Amendments to FASB Interpretation No. 46(R)”. ASC 810-10 amends ASC 810-10 (formerly FIN 46(R)), “Consolidation of Variable Interest Entities,” and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, ASC 810-10 required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. ASC 810-10 also requires enhanced disclosures about an enterprise’s involvement with a VIE. ASC 810-10 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.

In June 2009, the FASB issued ASC 860-10 (formerly SFAS 166), “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”. ASC 860-10 amends ASC 860-10 (formerly SFAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by: eliminating the concept of a qualifying special-purpose entity (“QSPE”); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. ASC 860-10 requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position. ASC 860-10 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

In June 2009, the FASB issued and the Company adopted ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim financial periods ending after June 15, 2009. The adoption of ASC 855 did not affect the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 820-10-65-4 (formerly FSP SFAS 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". ASC 820-10-65-4 provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. ASC 820-10-65-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 820-10-65-4 on September 30, 2009 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued and the Company adopted provisions of ASC 815, Derivatives and Hedging, which requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. This statement specifically requires entities to provide enhanced disclosures addressing the following: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under US GAAP, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption impacts the Company’s disclosures, but it will not affect its results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are ineffective, in that we have failed to file one Form 8-K in a timely manner during the quarter ended September 30, 2009. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 5.          OTHER INFORMATION.

(a)           1)           On October 30, 2009, we entered into a consulting services agreement (the “Agreement”) with Stocks That Move. Under the terms of the Agreement, Stocks That Move will provide public relations, advisory and consulting services in consideration of 1,450,000 restricted shares of common stock, which we delivered to Stocks that Move on November 5, 2009.

We failed to file a Form 8-K disclosing our entry into the Agreement which was due at the SEC on November 5, 2009.

ITEM 6.          EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
2.1	Stock Exchange Agreement with Kilimanjaro Mining Company Inc. and their Selling Shareholders.

3.1	Memorandum and Articles of Association of Lake Victoria Resources (T) Limited.

10.1	Consulting Services Agreement with Stocks That Move.

31.1	Certification of Principal Executive Office and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of November, 2009.

LAKE VICTORIA MINING COMPANY, INC.

BY:	ROGER A NEWELL
Roger A. Newell
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
2.1	Stock Exchange Agreement with Kilimanjaro Mining Company Inc. and their Selling Shareholders.

3.1	Memorandum and Articles of Association of Lake Victoria Resources (T) Limited.

10.1	Consulting Services Agreement with Stocks That Move.

31.1	Certification of Principal Executive Office and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.