Form 10-Q
period 2009-12-31
Lake Victoria Mining Company, Inc.
filed 2010-02-22
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   61,277,575 as of February 18, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INDEX

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations and Comprehensive Income (Loss)	F-2
Consolidated Statement of Cash Flows	F-3
NOTES TO THE FINANCIAL STATEMENTS	F-4

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2009	2009
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$381,926	$418,536
Advances and deposits	90,889	63,792
Total Current Assets	472,815	482,328

PROPERTY AND EQUIPMENT, NET	99,242	-

TOTAL ASSETS	$572,057	$482,328

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$415,061	$350,211
Acquisition liabilities - current portion	2,169,197	300,000
Notes payable	2,713	53,500
Other payables	12,515	-
Total Current Liabilities	2,599,487	703,711

NONCURRENT LIABILITIES
Long-term liabilities - acquisition	4,950,000	-
Total Noncurrent Liabilities	4,950,000	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.00001 par value: 100,000,000	-	-
authorized, no shares outstanding
Common stock, $0.00001 par value;
100,000,000 shares authorized 60,527,575 and 28,478,300
shares issued and outstanding, respectively	605	285
Additional paid-in capital	22,348,072	5,790,355
Common stock to be issued	-	1,690,000
Subscription receivable	(13,275)	(35)
Accumulated deficit during exploration stage	(29,312,832)	(7,701,988)
Total Stockholders' Equity (Deficit)	(6,977,430)	(221,383)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	$572,057	$482,328

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

						Period from
	For the Three		For the Three	For the Nine	For the Nine	December 11,
	Month Period		Month Period	Month Period	Month Period	2006
	Ended		Ended	Ended	Ended	(Inception) to
	December 31,		December 31,	December 31,	December 31,	December 31,
	2009		2008	2009	2008	2009

REVENUE	$-		$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	1,277,686		6,460	1,309,259	100,794	1,689,885
Amortization and depreciation expenses	3,763		2,295	5,110	2,295	8,264
Professional fees	308,964		7,858	1,452,194	36,701	2,514,371
Management and director fees	3,000		-	5,000	-	5,000
Travel and accommodation	29,401		-	69,529	-	39,719
Acquisition costs	2,626,590		160,474	8,802,224	282,754	8,802,224
Exploration costs	41,871		-	569,514	-	569,514
Total operating expense	1,622,813		16,613	12,212,830	139,789	13,628,978

LOSS FROM OPERATIONS	(1,622,813)		(16,613)	(12,212,830)	(139,789)	(13,628,978)

OTHER INCOME (EXPENSES)
Other income from professional services	-		-	-	-	15,900
Gain(loss) on long-term investments	-		-	10,000	(5,000)	5,000
Exchange gain/loss	(29,742)		-	(29,742)	-	(29,742)
Interest income	388		400	410	-	410
Interest expense	(237)		-	(388)	-	(388)
Goodwill impairment losses	(15,675,035)		-	(15,675,035)	-	(15,675,035)
Total other income	(15,704,626)		400	(15,694,755)	(5,000)	(15,683,855)

LOSS BEFORE TAXES	(17,327,439)		(16,213)	(27,907,585)	(144,789)	(29,312,832)

INCOME TAX EXPENSE (BENEFIT)	-		-	-	-	-

NET LOSS	$(17,327,439)		$(16,213)	$(27,907,585)	$(144,789)	$(29,312,832)

OTHER COMPREHENSIVE INCOME(LOSS)
Unrealized holding gain (loss) on investment	(4,447,605)		1,350,000	(1,649,970)	1,350,000	-
NET COMPREHENSIVE INCOME (LOSS)	$(21,775,044)		$(182,087)	$(29,557,555)	$1,205,211	$(29,312,832)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.30)	$	nil	$(0.62)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	57,011,875		24,790,643	45,353,313	24,762,202

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
	For the Nine	For the Nine	December 11,
	Month Period	Month Period	2006
	Ended	Ended	(Inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,907,585)	$(427,543)	$(29,312,832)
Adjustments to reconcile net loss to net cash
Amortization and depreciation	5,110	2,295	8,264
Share payment for mineral interest acquisition costs	258,813	-	258,813
Share payment for consulting services	2,292,622	-	2,490,123
Accounts Payable write off for cancellation of shares	(5)	-	(5)
Due from related party from long-term investment	(2,104,494)	-	(508,024)
Accounts payables - write off from long-term investment	1,992,000	-	342,000
Accounts receivable exchange for acquiring mineral interest	1,500,000	-	-
Goodwill impairment losses	15,675,035	-	15,675,035
Provided (used) by operating activities:
Increase (Decrease) in Accounts receivable	(535,789)	(603,073)	(513,638)
Increase(Decrease) in Notes payable	(6,610)		(6,610)
Increase(Decrease) in Accounts payable	171,782	(10,737)	180,860
Increase in Accounts payable - acquisition	2,169,197	-	2,169,197
Increase in Long-term liabilities - acquisition	4,950,000	-	4,950,000
Increase (Decrease) in Accrued expenses	(125,000)	50,000	-
Decrease(Increase) in Advances to related party	(3,500)	-	(3,500)
Increase in other payables	12,515		12,515
Net cash used by operating activities	(1,655,907)	(989,058)	(4,257,803)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant, and equipment	(93,141)	(7,706)	(104,617)
Net cash from acquisition	72,239	-	72,239
Net cash from investing activities	(20,902)	(7,706)	(32,378)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from issuance of stock	1,946,703	865,684	4,672,107
Net cash provided by financing activities	1,946,703	865,684	4,672,107

Net increase (decrease) in cash and cash equivalents	269,894	(131,080)	381,926

CASH AT BEGINNING OF PERIOD	112,033	254,050	-

CASH AT END OF PERIOD	$381,926	$122,970	$381,926

SUPPLEMENTAL CASH DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$(388)	$-	$(388)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for subscription receivable	$-	$-	$13,275
Receivable exchanged for Long-term investment	$10,000	$-	$10,000
Investment acquired through payable	$8,000	$30	$8,030

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

LAKE VICTORIA MINING, INC.
CONDENSED NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 -        DESCRIPTION OF BUSINESS

Lake Victoria Mining Company, Inc. (hereinafter “the Company”) was incorporated March 14, 2007 under the laws of the State of Nevada.

The principal business of the Company is to search for mineral deposits or reserves which are not in either the development or production stage. The Company is an exploration stage corporation that is conducting exploration activities on gold properties located in Tanzania. We are exploring our properties by conducting an extensive program of mapping geology, sampling soils and rocks and having the samples assayed for gold, and by conducting geophysical survey and drilling to identify faults and other geologic structures that might be helping to control the location of important gold values.

The Company’s administrative office is located in Golden, Colorado. The Company’s year-end is March 31.

The foregoing unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2009 of Lake Victoria prior to subsequent transaction with Kilimanjaro, included in the Company’s Form 10-K filing. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the full year.

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

The Company continues to report the prior audited Balance Sheets of Lake Victoria Mining Company, prior to the control change involving Kilimanjaro Mining Company described in the Note 3.

In November 2009, the Company incorporated a wholly-owned subsidiary in Tanzania to perform mining exploration activities.

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

LAKE VICTORIA MINING, INC.
CONDENSED NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

The Company adopted FASB ASC Topic 805, Business Combinations, and FASB ASC Topic 810-10-65, related to Noncontrolling Interests in Consolidated Financial Statements. There was no impact on the Company’s financial statements as of December 31, 2009 as a result of adopting either statement.

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

Earnings Loss Per Share
The Company has adopted Statement of ASC 260, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted losses per share were the same, at the reporting dates, as the common stock equivalents outstanding would be considered antidilutive.

As of December 31, 2009, the Company has 7,013,501 stock options and warrants outstanding.

LAKE VICTORIA MINING, INC.
CONDENSED NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2009

Exploration Stage
The Company has been in an exploration stage since its formation and has not realized any revenues from operations. It is primarily engaged in searching for mineral deposits or reserves which are not in either the development or production stage.

Foreign Operations
The accompanying consolidated balance sheets contain certain recorded Company assets in a foreign country (Tanzania). Although Tanzania is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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

Property and Equipment
Assets are depreciated on a straight line basis. The Company’s assets with a historical cost of $104,617 are being depreciated over lives of five years. Total depreciation expense of $5,110 and $2,295 is recognized for the nine months ended December 31, 2009 and 2008, respectively.

Income Taxes
Income taxes are provided based upon the liability method of accounting pursuant to ASC 740. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Going Concern
As shown in the accompanying financial statements, the Company has an accumulated deficit of $29,312,832 incurred through December 31, 2009. The Company has no revenues, limited cash and losses from operations. Management intends to seek additional capital from new equity securities offerings that will provide funds needed begin the exploration for gold. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company expects to be able to control its cash outflows based upon funds received.

Mineral Properties
Both costs of acquiring mineral properties and costs to maintain the mineral rights and leases are expensed as incurred. The Company has not contracted for any independent reserve studies. Without appropriate reports to support proven and probable reserves, the Company does not capitalize mineral property costs. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

LAKE VICTORIA MINING, INC.
CONDENSED NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2009

Mineral properties are periodically assessed for impairment of value. (See Note 9)

Subsequent Events
In June 2009, the FASB issued and the Company adopted ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim financial periods ending after June 15, 2009. The adoption of ASC 855 did not affect the Company’s consolidated financial statements. (See Note 11).

NOTE 3 -        BUSINESS ACQUISITIONS

On August 7, 2009, the Company completed the acquisition of all of the outstanding common shares of Kilimanjaro Mining Company Inc. (‘‘Kilimanjaro’’) and therefore, effective as of August 7, 2009, the Company owns 100% of Kilimanjaro. The Company had entered into an a Securities Exchange Agreement and Plan of Exchange, in July 2009, to acquire 100% of the issued and outstanding shares of Kilimanjaro in exchange for 37,653,549 restricted shares of the Company’s common stock, the cancellation of 9,350,300 outstanding restricted shares held by Kilimanjaro and debt forgiveness of properties acquisition payments include, 6,500,000 shares to be issued and $350,000 cash payment.  Effective August 7, 2009, the acquisition of Kilimanjaro was completed. As a result of the completion of this acquisition and the other related transactions, the former shareholders of Kilimanjaro own approximately 67% of the outstanding shares of common stock of the Company representing 37,653,549 of the then 55,851,549 total issued and outstanding shares of common stock of the Company. In conjunction with this agreement an additional 1,000,000 shares of a prior officer were cancelled.

The consolidated financial statements at December 31, 2009 assume the acquisition of Kilimanjaro by the Company was a change in control of the Company and a reverse acquisition. Kilimanjaro’s accompanying financial information is therefore included back to Kilimanjaro’s inception of December 11, 2006. Because the shares issued in the acquisition of Kilimanjaro represent control of the total shares of the Company’s common stock issued and outstanding immediately following the acquisition, Kilimanjaro is deemed for financial reporting purposes to have acquired the Company in a reverse acquisition. The business combination has been accounted for as a recapitalization of the Company giving effect to the acquisition of 100% of the outstanding common shares of Kilimanjaro based upon the market value of the remaining net shares previously outstanding at Lake Victoria. The surviving entity reflects the assets and liabilities of Kilimanjaro and the Company at their historical book value. The issued common stock is that of the Company, the accumulated deficit and statement of operations is that of Kilimanjaro. Eliminations and adjustments to the combined books and records of the Company result in change to accumulated deficit and cash holdings for comparison purposes as of March 31, 2009.

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

LAKE VICTORIA MINING, INC.
CONDENSED NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2009

As part of the reverse acquisition, the net shares remaining of the Company after eliminations required by the business combination were 18,198,000 shares.  The value ascribed to these shares was $0.82 per share, or $14,922,360, which was the fair market value of Lake Victoria’s common stock on the date of the transaction.  In addition, as part of the eliminations for the consolidation, the Company recognized additional costs of the acquisition as follows:  $508,024, Kilimanjaro’s cost basis in its previous investment in Lake Victoria; $3,500, miscellaneous adjustments and $241,151 in net liabilities acquired.  This resulted in a net investment value of $15,675,035.

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

The following table sets forth on a pro forma basis, consolidated pro forma statements of operations for the nine months ended December 31, 2009 have been calculated based on actual weighted average number of Lake Victoria common shares outstanding and the assumed number of Lake Victoria common shares issued to Kilimanjaro Mining shareholders being effective on April 1, 2009.

LAKE VICTORIA MINING, INC.
CONDENSED NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2009

	For the
	Nine Month			For the
	Period Ended	Prior to		Nine Month
	December 31,	Acquisition		Period Ended
	2009	April 1		December 31,
	(As filed)	to August 7	Adjustment	2009

REVENUE	$-	$-		$-
OPERATING EXPENSE	(12,212,830)	(2,208,567)		(14,421,397)
OTHER INCOME(LOSS)	(15,694,755)	304		(15,694,451)
NET LOSS	$(27,907,585)	$(2,208,263)	$-	$(30,115,848)
OTHER COMPREHENSIVE INCOME(LOSS)	(1,649,970)			(1,649,970)
NET COMPREHENSIVE INCOME (LOSS)	$(29,557,555)	$(2,208,263)	$-	$(31,765,818)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.62)			$(0.54)
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	45,353,313	10,626,614		55,979,927

NOTE 5 -        GOODWILL

In accordance with its accounting policies, the Company conducts an annual goodwill impairment test during the fourth quarter of each year, or more frequently if an event occurs or circumstances, such as a business combination, change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Based on the effect of the business combination and reverse merger accounting and that the Company does not have probable or proven reserves and is unable to determine net future cash flows, the Company has concluded that the recognition an impairment loss was appropriate under the circumstances and accordingly, it has recorded a $15,675,035 non-cash goodwill impairment charge during the second quarter of fiscal 2010 related to all the goodwill recorded in August 2009 in connection with the acquisition of Kilimanjaro Mining Company.

NOTE 6 -        PROPERTY AND EQUIPMENT

At December 31, 2009 and March 31, 2009, property and equipment consisted of the following:

Category		As at 12/31/2009			As at 03/31/2009
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Machinery and equipment	87,360	2,912	84,448	-	-	-
Furniture and equipment	3,409	306	3,003	-	-	-
Computer and software	16,836	5,046	11,790	-	-	-
	$107,605	$8,264	$99,242	$-	$-	$-

LAKE VICTORIA MINING, INC.
CONDENSED NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 7 -        NOTES PAYABLE

On May 22, 2009, the Company signed a finance agreement for $12,000 at an annual rate of 8.348% for a ten month period, payable in monthly installment of $1,380 for director's insurance.

NOTE 8 -        OTHER PAYABLES

As of December 31, 2009, one subsidiary of the Company, Kilimanjaro Mining, withheld a payroll deduction of $12,515 to conform to local tax law.

NOTE 9 -        MINERAL PROPERTY AND EXPLORATION COSTS

On May 5, 2009, Kilimanjaro completed a Property Acquisition Agreement with Geo Can Resources Company Limited, a related party. Under the terms of the Agreement, Kilimanjaro acquired 100% interests of the mineral property assets which included 33 Gold prospecting licenses and 13 uranium licenses. All of the Company’s mineral property interests are located in Tanzania. Geo Can Resources holds resource properties in trust for Kilimanjaro Mining Company Inc. Most of the resource property interests are still formally registered to Geo Can when the annual filing for each property comes due, the formal registration of each property will be transferred to Kilimanjaro or as directed by Kilimanjaro. Geo Can has entered into prior property agreements regarding its resources properties with the Company and no longer has any interest in those prior property agreements.

In accordance with the share exchange agreement with Kilimanjaro Mining, the Company cancelled previous holdings of Lake Victoria Stock of 6,350,000 issued common shares, 6,500,000 unissued common shares and cash payment of $350,000 for properties acquisition.

The following is the status of our projects,

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

As of August 7, 2009, the Company owns 100% interest of Kalemela project three prospecting licenses through the business combination of its wholly owned subsidiary, Kilimanjaro Mining Company.

(b)	State Mining Project: PL2702/2004, PL5469/2008 & PL4339/2006

On August 10, 2009, the Company decided to give up above three licenses and transferred them back to State Mining Company on August 11 and September 15, 2009.

(c)	Geita Project: PL2806/2004

As of August 7, 2009, the Company owns a 100% interest of in the Geita’s project one prospecting license through its wholly owned subsidiary, Kilimanjaro Mining Company.

LAKE VICTORIA MINING, INC.
CONDENSED NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2009

(d)	Kinyambwiga Project: PL4653/2007

As of August 7, 2009, the Company owns a 100% interest in the Kinyambwiga’s project one prospecting license through its wholly owned subsidiary, Kilimanjaro Mining Company.

(e)	Singida Project

On May 15, 2009, Kilimanjaro signed a mineral financing agreement with one director of the Company to acquire Primary Mining Licenses (“PMLs”) in Singida area.

On October 27, 2009, the Company renewed a mineral properties purchase finance agreement (“Renewal Agreement”) with a director of the Company to temporarily hold the properties pending transfer to the Company, and replace the initial agreement dated on May 25, 2009.  According to the Renewal Agreement, the Company acquired the rights and assumed the obligations of Kilimanjaro in the initial Agreement.

As at December 31, 2009, the Company entered into Mineral Properties Sales and Purchase agreements with various PMLs owners to acquire 54 different PMLs in Singida area. Total agreed purchasing consideration of $2,169,197 is to be paid in current year and $4,950,000 to be paid within 730 days.

NOTE 10 -      CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of December 31, 2009, the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On December 31, 2009, the Company completed a non-brokered Regulation S private placement of 2,701,001 shares of the company’s restricted common stock and 2,701,001 redeemable warrants at $0.60 per share for cash of $1,574,700, net of cost of $45,900.

The fair value of the 2,701,001 warrants was estimated using the Black-Scholes pricing model based on the following assumptions: dividend yield of 0%; risk-free interest rate of 0.47%; expected life of two year and nine months; and volatility of 37%. A fair value of $295,000 was estimated.

On December 31, 2009, we issued 68,775 restricted shares of common stock for geological and business development services provided by a consultant.  We valued the services at $42,641.

On November 15, 2009, we issued 1,450,000 restricted shares of common stock for business development services provided by a consultant.  We valued the services at $1,218,000.

On November 5, 2009, we issued 456,250 restricted shares of common stock for business development services provided by consultants.  We valued the services at $273,750.

LAKE VICTORIA MINING, INC.
CONDENSED NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2009

On August 7, 2009 the Company issued 37,653,549 common shares to acquire 100% interest of Kilimanjaro Mining Company. On March 31, 2009, Kilimanjaro had 26,522,808 shares issued and outstanding. Prior to August 7, 2009, Kilimanjaro issued 1,347,200 shares for cash at $0.25 per share, 6,211,500 shares for acquisition of mineral property and 3,172,042 shares for consulting services.

According to the share exchange agreement with Kilimanjaro Mining Company, on August 7, 2009, the Company cancelled 4,000,000 common shares of which 3,000,000 shares were issued to Kilimanjaro and 1,000,000 shares were issued to former directors on March 14, 2007.

According to the share exchange agreement with Kilimanjaro Mining Company, on August 7, 2009, the Company cancelled 6,350,300 common shares which included 2,350,300 shares issued on December 23, 2008 and 4,000,000 shares issued on February 13, 2009.

On April 15, 2009, the Company granted 70,000 restricted common shares at a fair value of $35,000 to officers and directors and the shares were issued on August 4, 2009.

On January 21, 2009 Lake Victoria issued into an option to purchase prospecting license agreement with Geo Can Resources Ltd. to acquire prospecting license PL2806/2004 at Geita area in Geita District. The total consideration includes an aggregate cash payment of $200,000 and issuance of 5,500,000 shares of common stock. On February 13, 2009, the Company issued 4,000,000 shares of common stock at a fair value of $1,840,000.  These shares were subsequently cancelled as a part of the reverse acquisition with Kilimanjaro.

NOTE 11 -      SUBSEQUENT EVENTS

On January 4, 2010, we entered into a finder’s fee agreement with Robert A. Young, The RAYA Group (“Young”) wherein we agreed to pay Young fees for introducing us to investors who invested in our private placements and joint ventures.  The fee will be 10% of the first $10,000,000 and 5% of amounts in excess of $10,000,000.  The term of finder’s fee agreement is five years.

On January 29, 2010, the Company opened a non-brokerage private placement to sell up to 200 units at an offering price of $20,000 per Unit. Each Unit consists of one hundred thousand shares of common stock and one hundred thousand redeemable warrants. One redeemable warrant and payment of $1.25 entitles the holder to purchase one additional share of common stock.

On February 8, 2010, the Company sold 750,000 restricted shares of common stock and 750,000 warrants at an exercise price of $1.25 to one officer and director of the Company, in consideration of $150,000.

As of February 18, 2010, there have been no subsequent events that would materially change our financial statements were they included.

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

Results of Operations/Plan of Operation

On December 31, 2009, for proceeds of $1,574,700, we issued a total of 2,701,001 restricted shares and 2,701,001 stock options to thirty-three shareholders of Lake Victoria Mining Company.

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

State Mining Project

On December 22, 2008, we completed an “Option to Purchase Prospecting Licenses Agreement” with Geo Can for PL4339/2006 and PL2702/2004. Under the terms of the agreement and the consideration paid, we wwould acquire the exclusive and irrevocable option to acquire from the State Mining Corporation a 90% undivided interest in PL4339/2006 and PL2702/2004 through the Geo Can Option. Dr. Roger A. Newell and Mr. Ahmed Magoma completed a field visit to PL2702 and PL5469 on January 19th 2009. Shallow iron stained artisanal mine pits are present and these pits reveal 0.5 meter to 1 meter thick northeast striking and steeply dipping quartz veins. Evidence of earlier RAB drilling was also observed. Plans and budgets for the mineral exploration program on these properties were prepared with the intent for the program to be conducted during the last two quarters of 2009.

On August 10, 2009, we decided give up these three licenses and they were transferred back to the State Mining Company.

Geita Gold Project

    During 2008 we completed detailed ground magnetic surveys, and both reconnaissance and detailed electrical prospecting (induced polarization, I.P.) surveys. Following this work, we commenced drilling on the Geita Project in January 2009, and completed 37 reverse circulation drill holes for a total of 3,508 meters (11,506 feet). The drilling identified sub- economic gold values; the best mineralized intersection was 2 meters of 3.03 grams per metric ton from 50 meters to 52 meters in drill hole GR-15. The geophysical and geological information continues to be reviewed to determine if additional exploration targets exist that justify additional work. No additional work was conducted on the project during the reporting period.

On January 27, 2009, we executed a definitive Option Agreement (the “Option”) with Geo Can to earn a 50% interest in Geo Can’s Geita Gold Project, Prospecting License Number PL2806. Under the terms of the Option, we will acquire a 50% interest in the License which covers a total of  43.77 square kilometers. The “Option” also provides for Lake Victoria to acquire through “Remaining Interest Options” up to a 75% interest in the gold project.

Kinyambwiga Gold Project

The Kinyambwiga Gold Project is about 110 kilometers east of the city of Mwanza in northern Tanzania.  On April 2, 2009 we completed an “Option to Purchase Prospecting Licenses Agreement” with Geo Can for PL4653/2007. Under the terms of the agreement and the consideration paid, we will acquire the exclusive and irrevocable option to acquire from Geo Can an 80% undivided interest in PL4653/2007.  A detailed ground magnetic survey was completed on a portion of the prospecting license, and on June 4th, 2009 Company consultants began to excavate exploration trenches to further expose previously identified quartz veins. Over thirty trenches have been excavated and rock samples from the trenches have been submitted to an assay laboratory.  Detailed ground magnetic surveying suggested that the previously identified quartz veins have a strike length of at least one kilometer.  A detailed trenching program further defined the quartz veins, and 134 samples collected from 22 trenches averaged 2.28 grams per metric ton. An additional 24 bulk samples were selected for leach assaying these samples returned and average of 3.48 grams per metric ton.  Routine fire assays for these same 24 bulk samples averaged 3.56 grams per metric ton.  Previous excavations and shallow reconnaissance drilling suggests that multiple veins are present and may extend over a 2 kilometer distance.  An electrical geophysical induced polarization (I.P.) survey may be conducted to identify future trench and drill sites at Kinyambwiga.  Additional reverse circulation (R.C.) and core drilling may be planned to confirm assay results at depths below selected trenches and artisanal mine workings.

Singida Gold Project

On May 15, 2009, Kilimanjaro signed a mineral financing agreement with one director of the Company to acquire Primary Mining Licenses (“PMLs”) in Singida area.

On October 27, 2009, the Company renewed mineral properties purchase finance agreement (“Renewal Agreement”) with a director of the Company to temporarily hold the properties pending transfer to transfer to the Company, replace the initial agreement dated on May 25, 2009.  According to the Renewal Agreement, the Company acquired the rights and assumed the obligations of Kilimanjaro in the initial Agreement.

    The Singida Gold Project lies about 400 kilometers south of the city of Mwanza.  The Singida project is the location of active artisanal mining and we have conducted detailed underground sampling, sampling of artisanal mine waste dumps and processed tailing piles.  More than 3,200 samples have been collected and assayed.  From 36 mine shafts and connected workings, 184 samples averaged 7.1 grams per metric ton; 1,138 artisanal mine waste samples averaged 2.14 grams per metric ton; and samples from 75 processed tailing piles averaged 3.05 grams per metric ton.  A detailed ground magnetic survey was conducted over the mineralized area which appears to extend in a northwest – southeast direction for a distance of 5 kilometers or more.  The mineralized zone consists of quartz veins varying from about 0.3 to

2 meters thick in greenstone rocks, and the sampled artisanal mine shafts averaged about 50 meters deep.  Electrical geophysical induced polarization (I.P.) surveying at Singida began in December and depending on survey progress will likely continue through February 2010.  A total of Sixty-nine kilometers have been surveyed.  The purpose of the survey is to identify locations of elevated metal contents along the five kilometer long mineralized area, that can then be tested by drilling in areas below the artisanal mine workings.  The I.P. surveys are producing results that appear to be consistent with geologic sampling and magnetic survey results, and are highlighting the vein structures.  Once the I.P. Survey is complete, we anticipate that drill holes locations will then be selected.

ADDITIONAL CONSIDERATIONS

None of our properties contain mineralized material.  Mineralized material is a mineral body which has been delineated by appropriately spaced drilling or underground sampling to define sufficient tonnages and average metal grades to justify removal. There is no assurance that we will ever discover any mineralized material.

Activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under an adjoining property may or may not be located or continue on our property.

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

All of the work on our properties is conducted by our subsidiary company in Tanzania. We are responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and evaluation and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

Liquidity and Capital Resources

On December 31, 2009, the company completed a non-brokered Regulation S private placement of 2,701,001 shares of the company’s restricted common stock and 2,701,001 redeemable warrants at $0.60 per share for cash of $1,574,700, net of costs of $45,900.

On December 31, 2009, we issued 68,775 restricted shares of common stock for geological and business development services provided by Jack Everett.  We valued the services at $42,641.

On November 15, 2009, we issued 1,450,000 restricted shares of common stock for business development services provided by Stock that Move.  We valued the services at $1,218,000.

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

As of December 31, 2009, our total assets were $572,057 and our total liabilities were $7,549,487.

    On January 4, 2010, we entered into a finder’s fee agreement with Robert A. Young, The RAYA Group (“Young”) wherein we agreed to pay Young fees for introducing us to investors who invested in our private placements and joint ventures.  The fee will be 10% of the first $10,000,000 and 5% of amounts in excess of $10,000,000.  The term of finder’s fee agreement is five years.

    On January 29, 2010, the Company opened a non-brokerage private placement to sell up to 200 units at an offering price of $20,000 per Unit. Each Unit consists of one hundred thousand shares of common stock and one hundred thousand redeemable warrants. One redeemable warrant and payment of $1.25 entitles the holder to purchase one additional share of common stock.

    On February 8, 2010, the Company sold 750,000 restricted shares of common stock and 750,000 warrants at an exercise price of $1.25 to one officer and director of the Company, in consideration of $150,000.

    As of February 18, 2010, there have been no subsequent events that would materially change our financial statements were they included.

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

ITEM 4.          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are ineffective, in that we have failed to file a Form 8-K in a timely manner during the quarter ended December 31, 2009. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company has not begun remediation efforts to correct the previously disclosed material weakness reported on the Company’s Form 10-K filed for the period ended March 31, 2009.

PART II.  OTHER INFORMATION

ITEM 1A.       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.          EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
10.1	Consulting Agreement with Robert Lupo.

10.2	Addendum to the Consulting Agreement with Robert Lupo

31.1	Certification of Principal Executive Office and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of February, 2010.

LAKE VICTORIA MINING COMPANY, INC.

BY:	ROGER A NEWELL
Roger A. Newell
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
10.1	Consulting Agreement with Robert Lupo.

10.2	Addendum to the Consulting Agreement with Robert Lupo.

31.1	Certification of Principal Executive Office and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.