Form 10-K
period 2010-03-31
Lake Victoria Mining Company, Inc.
filed 2010-07-14
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED MARCH 31, 2010

Commission file number   000-53291

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

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule405 of Regulation S-T (* 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X]  NO [ ]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.  YES [X]  NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [ ]  NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 13, 2009 was $0.25.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date, as of July 13, 2010, total outstanding common shares was 71,239,100.

PART I.

ITEM 1.           BUSINESS.

Lake Victoria Mining Company, Inc. (formerly known as Kilimanjaro Mining Company, Inc.) was incorporated on December 11, 2006 under the laws of the State of Nevada. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage.  We intend to conduct mineral exploration activities on properties to find an economic mineral body containing gold. Effective September 30, 2008, we were no longer a shell company. We maintain our statutory registered agent’s office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business and administrative office is located at 1781 Larkspur Drive, Golden, Colorado 80401.  This is our mailing address as well. Our telephone number is (303) 586-1390.  Roger Newell, our president, supplies this office space on a rent-free basis.  Throughout the notes to the consolidated financial statements the term “Company” refers to the consolidated combined financial information and activities of Kilimanjaro Mining Company, Inc. (“Kilimanjaro”) and its previously reporting subsidiary Lake Victoria Mining Company, Inc. (“Lake Victoria”). The Company is also referred to as “we”, “us” and “our”.

Business

The principal business of the Company both as previously reported and as restructured through the share exchange of July 8, 2009, as described below, is to search for mineral deposits or reserves which are not in either the development or production stage. The Company is an exploration stage corporation that is conducting exploration activities primarily on prospective gold properties that are located in the United Republic of Tanzania, East Africa. We are exploring our properties by conducting an extensive program of mapping geology, sampling soils and rocks, assaying the samples for gold, geophysical surveying and drilling to identify faults and other geologic structures that might be helping to control the location of important gold values.

On May 4, 2009, Kilimanjaro completed a Property Acquisition Agreement with Geo Can Resources Company Limited (“Geo Can”) a company incorporated in the United Republic of Tanzania, East Africa. Geo Can is based in Tanzania and has a common director to the Company. Geo Can has been involved in the identification, acquisition and exploration of mineral resource properties in Tanzania for more than three years and had accumulated a large desirable property portfolio. In addition it supplies contract exploration services within Tanzania for other companies. Under the terms of the May 4, 2009 agreement, Kilimanjaro acquired 100% interests of the mineral property assets of Geo Can, which included 33 gold prospecting licenses and 13 uranium licenses. Geo Can had entered into property option agreements, regarding some of these resource properties, with Lake Victoria before the Property Acquisition Agreement with Kilimanjaro, but, as a consequence of the May 4, 2009 agreement, Geo Can no longer has any interest in those prior property agreements.

On July 8, 2009, Kilimanjaro Mining Company, Inc. and Lake Victoria Mining Company, Inc. entered into a Securities Exchange Agreement (the “acquisition”) under which Lake Victoria acquired all of the issued and outstanding common shares of Kilimanjaro.  Prior to the acquisition, Lake Victoria was a registrant with the Securities and Exchange Commission and a consolidated subsidiary of Kilimanjaro. Kilimanjaro and Lake Victoria had been under common control since each of the entities’ inception. The acquisition was completed on August 7, 2009 and the stockholders of Kilimanjaro received approximately 67% of the Company’s issued capital shares.  The acquisition was accounted for as a “reverse acquisition restructuring” and recapitalization of Kilimanjaro.  As the result of this transfer, the former stockholders of Kilimanjaro owned a majority of the outstanding shares of the common stock of the Company, and Kilimanjaro was treated as the accounting acquirer for financial statement purposes. Since Lake Victoria was a consolidated subsidiary of Kilimanjaro, all of the historical accounting information previously reported by the registrant is incorporated in the historical financial information of the Company’s consolidated financial statements. Accordingly, the two entities consolidation reflects all of the historical financial information without any modification for recognition of fair value adjustments based upon a business combination.  The equity of Kilimanjaro for accounting purposes was restated in the legal framework of its previously controlled subsidiary Lake Victoria.  The continuing legal entity is Lake Victoria Mining Company, Inc. and all equity information has been restated under its share structure and the continuing accounting of the consolidated results of operations are based upon Kilimanjaro’s consolidation of financial information from inception.

In November 2009, to perform our ongoing mineral exploration of prospective gold properties, we incorporated, Lake Victoria Resources (T) Limited, a wholly-owned subsidiary in Tanzania.

All of the Company’s mineral property interests are located in the United Republic of Tanzania, East Africa. Geo Can holds the title of the resource properties in trust for Kilimanjaro. Most of our resource property interests are still formally registered to Geo Can to save on registration fees. When the annual filing for each property comes due then the formal registration of each property will be transferred to Kilimanjaro or as directed by Kilimanjaro.

The Company holds a 100% ownership interest in all of the properties that were acquired in the May 4, 2009 Property Acquisition agreement that was completed between Kilimanjaro and Geo Can. The properties are unencumbered and there are no competitive conditions which affect the properties. Further, there is no insurance covering the properties and we believe that no insurance is necessary since at this point the properties are unimproved.

We have no revenues, we have incurred losses since inception, we have been issued a going concern opinion and we have relied upon the sale of our securities to fund operations.

To date, we have not discovered a commercially viable ore body, mineral deposit, or mineral reserve, on any of our properties and we will be unable to do so until further exploration is done and a comprehensive evaluation concludes an economic and legal feasibility study.

Our property portfolio is large, therefore we may interest other companies in our properties to either participate by means of option or joint venture agreements in the exploration of them or to finance and establish production if mineralization is found.

PROSPECTIVE PROJECTS AND PROPERTIES

The following map (Map 1) is a gold project location map. The “red” is the outline of all of our individual Prospecting Licenses (PLs) that are combined to make a project area. Our projects are outlined in “blue”. For a detailed listing see Item 2: Properties – Table 1

Map 1: Gold Project Location Map, March 2010

30°0'0"E
32°0'0"E
34°0'0"E
36°0'0"E
2°0'0"S
4°0'0"S
N
NORTH MARA NYABIGENA EAST
TARIME NORTH MARA PROJECT
North Mara
Lake Victoria
Kiabakari
KUBAISI KISERYA PROJECT
Kenya
Buhemba
MUSOMA BUNDA MURANGI
BUHEMBA PROJECT
Rwanda
Bunda
KALEMELA PROJECT
Mwanza
Geita
GEITA PROJECT
Burundi
Bulyanhulu
KAHAMA SHINYANGA PROJECT
Buzwagi
Golden Pride
KAHAMA SOUTH PROJECT
UYOWA PROJECT PROJECT
Legend
Tanzania Town
Operating Mines
East Africa Boundary
Roads of East Africa(Major)
Rail
Project Block
Prospecting License
Lake
SINGIDA PROJECT
150
75
0
150
Kilometers

LAKE VICTORIA RESOURCES (T) LIMITED

GOLD PROJECTS, LOCATION MAP

March, 2010

The following map (Map 2) is a uranium project location map. The “black” is the outline of all of our individual Prospecting Licenses (PLs or PLRs) that are combined to make a project. Our projects are outlined in “grey”. For a detailed listing see Item 2: Properties – Table 2

Map 2: Uranium Location Map, March 2010

32 00 00E
34 00 00E
36 00 00E
38 00 00E
40 00 00E
-06 00 00S
-08 00 00S
-10 00 00S
N
Mpanda
Dodoma
Dar Es Salaam
Iringa
Madaba
Mbeya
Songea
Lake Rukwa
Lake Nyasa
PL 4068/2007
Lake Rukwa Project
PLR 4644/2007
Mkuju East Project
PLR 4692/2007
PL 4406/2007
Kiwira Project
PL 4651/2007
PL 4514/2007
PLR 4297/2007
Njombe Project
Selous G.R
ZAMBIA
TANZANIA
MALAWI
MOZAMBIQUE
Kayelekera Uranium Deposit
Mbinga Project
PLR 4346/2007
PLR 4335/2007
PLR 4345/2007
PL 4254/2007
PLR 4433/2007
Legend
Kayelekera Deposit
Tanzania Town
Road
Rail
Country boundary
Prospecting License
Project Block
Lake
Game Reserve
0
100
200
Kms

LAKE VICTORIA RESOURCES (T) LIMITED

URANIUM PROJECTS - TANZANIA, LOCATION MAP

Date: October 2009

Prospective Gold Projects

The following is a brief overview of our portfolio of prospective mineral properties, the exploration developments on them where applicable and some of the details of the historical option agreements for them. During this reporting period all of our exploration work was concentrated on the Kinyambwiga and Singida gold projects.

Kalemela Gold Project

Kalemela project is comprised of PL2747/2004, PL2910/2004, PL3006/2005, PL2892/2009, PL5912/2009 and PL5988/2009 totaling approximately 253.80 sq. km.  The first event that occurred, on April 1, 2007, was the acquisition of the prospecting license, PL2747/2004 from Uyowa Gold Mining and Exploration Company Limited, P.O. Box 3167, Dar es Salaam, Tanzania. Kalemela Gold Project license number: PL2747/2004 is located within the Southeastern Lake Victoria Goldfields in Northern Tanzania in Magu District, Mwanza Region and is approximately 125 kilometers northeast of Mwanza. This was followed by a physical examination of the property by Dr. Roger A. Newell, a geologist, our president and director. The license is currently recorded in Geo Can’s name. Following the initial examination, we entered an Exploration Services Agreement with Geo Can to conduct geologic mapping, soil and rock sampling and ground magnetic surveys.

Subsequently, on November 18, 2008 we acquired two adjacent and contiguous licenses PL3006/2005 and PL2910/2004. We expanded our mineral exploration budget with Geo Can to complete a similar initial exploration program that was conducted on PL2747/2004. We have completed the initial exploration of PL3006/2005 and PL2910/2004.  The three licenses totaled about 260 square kilometers. Results of geologic mapping, ground magnetic surveying and soil and rock sampling have identified exploration sites suitable for electrical induced polarization (I.P.) geophysical surveys to further define possible drill targets. Depending on available resources and project scheduling, follow up soil sampling will be conducted to confirm previous sampling results, followed by a targeted electrically induced polariztion (I.P.) geophysical survey and a possible initial drill program. No additional work was conducted on the Kalemela project during this reporting period.

Location and Access

Map 3, “The Kalemela Gold Property Location Map, Tanzania” illustrates the location of the original three Kalemela licenses relative to Lake Victoria, the Serengeti National Park and to each of the other licenses.

The Kalemela Gold Project is located in the Kilimafedha greenstone belt of the Lake Victoria Gold Field in the Magu and Bunda Districts, Mwanza Region of northern Tanzania. The properties can be reached by traveling northeastwards from Mwanza city on the all-weather Mwanza-Magu-Bunda paved highway that continues northwards to Musoma. PL2747/2004 covers a total area of 70.72 square kilometers in quadrangle QDS 23/4. PL2910/2004 covers a total area of 77.20 square kilometers in quadrangle QDS 23/3. PL3006/2005 covers a total area of 113.90 square kilometers in quadrangle QDS 23/4. The original three licenses covered about 261.8 square kilometers and have each been split in half in compliance with the Mining Act of Tanzania. This has resulted in the Kalemela project now being comprised of six (6) PLs with an additional three (3) new PL numbers being assigned and totaling about 253.80 sq. km. However, all the subsequent exploration comments refer to the original three prospecting licenses (PLs)

The properties are near the eastern tip of Lake Victoria’s Speke Gulf and close to the southern shoreline of Lake Victoria. The nearest airport with regularly scheduled flights is in Musoma although the Mwanza airport is preferred where there are daily flights to and from Dar es Salaam and Kilimanjaro international airports.

Map 3: Kalemela Gold Project Location Map, December 2008

N
Buhemba Gold Mine
Bukima
Bukiko
Bwisya
Bugusa
Nyambono
Mohoji
Mugeta
Mugumu
Guta
Ikoma
Kibara
Kasuguti
Robanda
L. Victoria
11
12
22
23
24
34
35
36
Kalamera
PL 2747/2004
PL 3006/2005
PL 2910/2004
SERENGETI N.P
Nyanguli
Mhango
Sagata
Bumera
Mwawuchuma
Legend
Tanzania Town
Operating Mine
Minor Road
Major Road
Lake
National Park
Geo Can Property
Region Block
Tanzania _QDS_Region
0
20
40
kilometers

GEO CAN RESOURCES COMPANY LIMITED

KALEMELA GOLD PROPERTY LOCATION MAP, TANZANIA.

Date; Dec 2008

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

Local (Deposit) Geology

The local geology of the area is shown in Map 4, and the major rock types are briefly described below:

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

Map 4: Regional Geological Map for the Kalemela Gold Project, July 2008

L.Victoria
N
PL 2747/2004
PL 3006/2005
PL 2910/2004
9740000
9720000
0
10
20
kilometers
580000
600000
620000
Legend
Lake
Nyanzian System_ Volcanised
Nyanzian System_ Intrusives
Mbuga Clay,Tinde Bone Beds,Sekenke Conglomerate
Archean Granitoid Shield
Proterozoic/Late Archean Ultrabasics
Prospecting License
Gold Occurance

REGIONAL GEOLOGICAL MAP	GEO CAN RESOURCES COMPANY LIMITED
	KALEMELA GOLD PROJECT Date:July 08

Kalemela Exploration Program

The Kalemela property consists of undeveloped raw land that is easily traversed and prospected.  To our knowledge, the property has only had shallow artisanal mining pits.

To evaluate the property, we implemented an initial exploration program consisting of geochemical surveys such as rock chip, soil sampling, trenching and geological mapping. These activities have to traverse faults inferred from aeromagnetic and from ground magnetic geophysical surveys.

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

All of the samples have been tested to determine if mineralized material is located on the property. We take our soil, grab and rock chip samples to analytical chemists, geochemists and registered assayers located in the city of Mwanza. Based upon initially encouraging results, we continued our exploration operations on the contiguous licenses, PL3006 and PL2910.

Exploration work conducted on the three Kalemela Project Licenses PL2747, PL2910 and PL3006 involved the collection and gold analysis of a total of 3,692 soil samples, 2186 line kilometers of ground magnetic surveying and the collection of 61 rock samples.  In PL2747, the soil samples identified a large gold anomaly that covers an area of about 2 kilometers x 6 kilometers and is partially shown in Map 5.

Map 5: Shows a geologic contact between granite and greenstone in PL2747 corresponding with soil sample gold assay results.  This contact zone may be selected for an induced polarization geophysical survey to help define drill targets.  The area of Map 5 lies in the northeast quarter of Map 6, which displays the interpreted results of the ground magnetic survey that was conducted.

Map 5: Kalemela Geological and Assay Map, September 2008

GEOLOGICAL & ASSAYS MAP
LEGEND
Mbuga Soil
Assays Au_ppb
10 - 145
4 - 10
2 - 4
-2 - 2
Structure
Quartz Vein
Felsic Dyke
QFP
inferred outcrop
Shear
Strike/Dip
Foliation
Vertical Dip
Fault
Gabbro- Dolerite dyke
River
Dam
Geology
Inferred greenstone
Greenstone - Basalt
vmaf - mafic volcanic
Granite
599000mE
601000mE
603000mE
9747000mN
9745000mN
N
A
B
Vmaf
Q
fd
UTM, ARC 1960, 36SOUTHERN
2500m
2000m
1500m
1000m
500m
ASL
Bas
Fault
Granite
Geo Can Resources Company Limited
Kalemela Gold Project, PL 2747/04 - Block D.
Northern Tanzania, Mwanza Region
0
2
kilometers
September 2008

The ground magnetic survey identified geologic structures and rock contacts between granites and greenstones that could control gold mineralization; the results of 293 individual lines and 2,186 line kilometers of ground magnetic surveying are shown in Map 6.

Map 6: Interpreted Ground Magnetic Survey Results Note the strong northwest, cross cutting fracture zone image features that may control mineral formation.

Table 1: Kalemela Project Exploration Statistics

License Number	Ground Magnetics (Line Km)	Soil Samples (Number)	Rock Samples (Number)
PL2747	688	1589	33
PL2910	648	1762	22
PL3006	850	341	6
Total:	2,186	3,692	61

The cost of the initial exploration program for all three Kalemela Gold Project licenses was approximately $618,970; expenditures for PL2747 were $267,288; for PL2910 were $177,172 and for PL3006 were $174,510.  The work program consisted of gridding, soil and rock sampling, geophysical ground magnetic surveying, trenching, geological mapping, soil and rock assays, report writing, accommodations and travel. The exploration work was contracted to be conducted by Geo Can, commencing in July, 2008 and completing in February, 2009 on all three Kalemela project licenses. Additional work such as an induced polarization geophysical survey and trenching may be planned to further define possible drill RAB (rapid air blast) and RC (reverse circulation) drill targets.

State Mining Project - PL4339/2006 and Igusule PL2702/2004 and PL5469/2008

On December 22, 2008, we completed an “Option to Purchase Prospecting Licenses Agreement” with Geo Can for PL4339/2006 and PL2702/2004. Under the terms of the agreement and the consideration paid, we acquired the exclusive and irrevocable option to acquire from the State Mining Corporation a 90% undivided interest in PL4339/2006 and PL2702/2004 through the Geo Can Option. In Oct 2008, PL2702/2004 was renewed for a second period of two years and was divided into two licenses PL2702/2004 and PL5469/2008. Dr. Roger A. Newell and Mr. Ahmed Magoma completed a field visit to PL2702 and PL5469 on January 19th 2009. Shallow iron stained artisanal mine pits are present and these pits reveal 0.5 meter to 1 meter thick northeast striking and steeply dipping quartz veins. Evidence of earlier RAB drilling was also observed. Plans and budgets for the mineral exploration program on these properties were prepared with an intent for the program to be conducted during the last two quarters of 2009, but, no work was commenced.

On August 10, 2009, the Company decided to release the above three licenses and transferred them back to State Mining Company on August 11 and September 15, 2009.  The Company has abandoned its interests in this project and will not be involved any further exploration activities. No exploration activities were conducted on these licenses during this reporting period.

Hombolo Village PL4339/2006

Location and Access

The Hombolo Prospect is under PL 4339/2006 issued to the State Mining Corporation (STAMICO) on 9th May, 2007 and is valid for 36 months from the date of grant. It was transferred to Geo Can on September 24, 2008. The total area is 92.22 km2 and lies within QDS 162/2 (Dodoma East) at Hombolo village. Access is generally easy as the properties are traversed by a number of roads that connect nearby villages (MAP 7).

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

Geology

Geological Enviroments for Uranium Mineralization in Tanzania

There are four know environments for uranium mineralization in Tanzania: -

•	In sandstones, especially of the Karron Super Group and Bukoba Super Group
•	In carbonatite complexes of Mesozoic to Recent age.
•	In calcretes related secondary environment in quaternary deposits.
•	In unconformities between Karagwe – Ankolean and Bukoba Super Group for vein-type uranium mineralization.

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

MAP 7: Location map of PL4339/2006

Map 8: Geology and Location Map PL4339/2006

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

Map 9: Geology and Location Map of PL2702/2004

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

Geita Project PL2806/2004 and PL5958/2009

On January 27, 2009, we executed a definitive Option Agreement (the “Option”) with Geo Can to earn a 50% interest in Geo Can’s Geita Gold Project, Prospecting License Number PL2806. Under the terms of the Option, we acquired a 50% interest in the “Property” totaling 43.77 sq km. The “Option” also provides for the Company to acquire, through “Remaining Interest Options,” up to a 75% interest in the gold project. The Geita Gold Project (License number: PL2806/2004) is located in Northern Tanzania within the Lake Victoria goldfields in the Geita District, Mwanza Region. This license is approximately 300 meters south of AngloGold-Ashanti’s world-class Nyankanga gold deposit, about 6 kilometers west of the town of Geita and about 78 kilometers west of Mwanza. The original prospecting license PL2806 has been divided and the project is now comprised of two licenses: PL2806/2004 – 21.59 sq.km. and PL5958/2009 – 20.85 sq.km. which totals about 42.44 sq.km.

During 2008 Geo Can completed detailed ground magnetic surveys, and both reconnaissance and detailed electrical prospecting (induced polarization, I.P.) surveys. Following this work, we commenced drilling on the Geita Project in January, 2009 and completed 37 reverse circulation drill holes for a total of 3,508 meters (11,506 feet). The drilling identified sub-economic gold values; the best mineralized intersection was 2 meters of 3.03 grams per metric ton from 50 meters to 52 meters in drill hole GR-15. The geophysical and geological information continues to be reviewed to determine if additional exploration targets exist that justify additional work. No additional work was conducted on the project during this reporting period.

Description and Location

    The Geita property (License number: PL2806/204) is situated in the famous Lake Victoria goldfields in Geita district, Mwanza region, northern Tanzania. It is located between Latitude 2o 54’S and 2o 92’S and Longitude 32° 06’E and 32° 22’E that encompasses an area of 43.77 square kilometers. This area lies approximately 300 meters south of AngloGold-Ashanti’s world-class Nyankanga gold deposit, 6 Km west of the town of Geita and 78 Km west of the city Mwanza.  Mwanza, on the southern shore of Lake Victoria is an important port and the second largest city in Tanzania.

Accesiblility, Infrastructure, Physiography and Climate

Geita (Map 10) can be reached by air via Mwanza International airport, located in Mwanza town and then 78 Km drive to Geita town via Geita-Biharamulo tarmac road. The property can as well be reached from Kahama district, Shinyanga through Kakola–Geita road. The Geita town has several mobile telephone networks (Vodacom, Celtel, Zantel, Tigo and TTCL) and internet communication is available in local internet cafes.

Topographically on the north side, the property consists of prominent hills and relative low hills on the southern side (Map 11). Nyamalembo on the northeast side of the property is the highest reaching elevation of 1474 metres above sea level (Map 11 and 12). Most of the hills consist of granitic rocks with the exception of Samena Hill (on the northwest side), which is composed of greenstone rocks. The hill slopes are covered by Fe rich fertile red or black soil that grades to black cotton soil on the far south of the hills. The property area is drained at its midway by the Mtakuja stream, which flows northwesterly into swamps near Nungwe Bay at the Lake Victoria. The climate is tropically humid with two major seasons, a wet season that starts from November to May and a dry season the remainder of the year. The wet season’s maximum rainfall is between March and April. To date, weather has not affected exploration progress.

Map 10: Geita Property location, major roads, gold mines and gold occurrences

31 12 6E
31 39 4E
32 6 2E
32 33 1E
33 0 00E
-2 15 39S
-2 42 47S
-3 9 54S
9750000
9700000
9650000
N
L.Victoria
LUWONDO N.P.
BIHARAMULO G.R.
Nyakaliro
Bukokwa
Katungulu
Mwanza
Biharamuro
Nyango
Luhama
Biharamulo
Itari
Bukondo
Sengerema
Busirayombo
Nyakahura
Geita
Geita Gold Mine
PL 2806/2004
Nyakanazi
Kwimba
Kamena
Bukwaya
Buckreef Gold Mine
Ruamagaza
Nyantwiga
Tulawaka Gold Mine
Diobahika
Bulyanhulu Gold Mine
Kakonko
Musasa
Bungulwa
Mbogwe
Northern Kahama G.R.
0
50
kilometers
Legend
Major Roads
Rivers
Operating Mine
Geo Can Property
Lake Victoria
National Park
Game Reserve
300000
350000
400000
450000
500000

GEO CAN RESOURCES COMPANY LIMITED

GEITA GOLD PROPERTY LOCATION MAP - GEITA REGION, TANZANIA

Date: June 27,2008

Map 11: Topographical map of the Geita property

N
402000
404000
406000
408000
410000
412000
9680000
9679000
9678000
9677000
9676000
9675000
Mpomvu
Mpomvu Hill
1392
1382
1266
1208
1210
1254
1245
1271
1257
1249
1251
1373
1243
1260
1280
1269
1296
1474
0
5
km

Scale; 1:20,000

Jan. 2008

TOPO MAP Datum: Arc1960 UTM Zone: 36S	**GEO CAN RESOURCES COMPANY LTD.** GEITA GOLD PROJECT **MWANZA TANZANIA**

Map 12: Geology and Location Map of PL2806/2004

PL 2806/2004 GEITA PROJECT

31.97
32.06
32.15
32.24
32.33
-2.87
-2.96
-3.05
2.87
2.96
3.05
N
PL 2806/2004
43.77SqKm
Legend
Nyanzian system migimatite facies
Nyanzian system Banded Ironstone formation (BIF)
Granitic outcrop area
Granite/Gneiss complex undifferentiated including k-rich-late kinematic Nyanzian intrusives
Mbuga Clay , Tinde bore beds,
Sekenke Conglomerate
Prospecting License.
0 1.5 3
kilometers

History

The Geita area has been the most productive gold area in Tanzania with nearly a continuous history of mining activity from 1932 to the present. To the northwest at Samena Hill, prospecting and exploration dates back to the 1930s when the search for gold lead to the discovery of a massive sulphide deposit.

In 1961, the Geological Survey of Tanganyika carried out geophysical surveys and drilling programs. A number of boreholes contained some anomalous base metals but only small amounts of gold. Before closing in 1966, Geita Gold Mines Ltd. constituted the largest gold operation in East Africa. It produced 5.5 million tons of ore at an average grade of 5.3g/t gold from five deposits including Geita, North-East Extension, Lone Cone, Prospect 30 and Ridge 8.

In 1994, Cluff Resources (UK based company) acquired ground east and west of Geita including the Old Geita mines and surrounding prospects. Cluff conducted exploration work at Lone Cone, Samena, Nyamonge and Prospect 30. Significant discoveries were made in 1996 when Cluff was acquired by Ashanti Gold. Ashanti continued exploration work and discovered additional high grade mineralized zones at Nyankanga west of Lone Cone. Later in 1997, Samax Resources acquired properties to the north and northeast of Geita Hill (Old Geita mine) at the location called Kukuluma and Matandani. Presently AngloGold-Ashanti owns the Geita Gold mine.

The Geita Gold Mine is subdivided by northwest trending deformation corridors separated into three distinct sub-terrains, which have been named Nyamulilima in the west, Nyankanga-Geita in the central and Kukuluma to the northeast. The Nyankanga block is situated on the southern limb of a west plunging synform with a west-northwest trending axial plane. The mineralized zone extends more than a kilometer to the northeast, and to a depth of at least 150 meters.

The Kukuluma trend comprises five deposits within a five kilometer long east-southeast mineralized trend that cuts obliquely across northwest trending horseshoe ridges. The deposits are located six kilometers northeast of Nyankanga Block. The mineralization is open at depth. Grades and widths indicate an underground mine might be possible at a future time.

At Samena Hill prospecting and exploration activities are recorded back to the 1930’s.  Several companies and individuals combed the area looking for gold without success. The discovery of the massive sulphides was rather accidental and the discoverers thought that in the end, the sulphides would lead them to a gold deposit.

Kinyambwiga Gold Project

On April 2, 2009 we completed an “Option to Purchase Prospecting Licenses Agreement” with Geo Can for PL4653/2007. Under the terms of the agreement and the consideration paid, we will acquire the exclusive and irrevocable option to acquire from Geo Can an 80% undivided interest in PL4653/2007.  The Kinyambwiga Gold Project is about 208 kilometers northeast of the city of Mwanza in northern Tanzania, in the Precambian Musoma-Mara greenstone belt of northern Tanzania, East Africa (Figure 1). The project is within the gold producing area near Lake Victoria, and about 25 kilometers southwest of the past producing Kiabakari mine (0.8M-oz Au).

Current assay results, including trench assays from 2008, appear to have defined about a 1,000 meter long mineralized zone with an approximate vein grade of 3.96 grams per metric ton; additional work is required to confirm these results.  A total of more than 190 samples were collected during the 2009 trenching program; eighty-five quartz vein samples averaged 3.96 grams per metric ton gold.

The property covers an area of 30.89 square kilometers in quadrangle QDS23/1.

Previous exploration work completed included: geological and regolith mapping, ground magnetics at 200m grid, geochemical soil sampling at 200X50 grid, trenching, pitting and 6000 meters of Rotary Air Blast (RAB) and 1300 meters of Reverse Circulation (RC) drilling. A detailed ground magnetic survey at 50m grid spacing was completed on a portion of the prospecting license, and on June 4th, 2009 we began to excavate exploration trenches to further expose previously identified quartz veins. Over 50 trenches were excavated and rock samples from the trenches were submitted to an assay laboratory.  Detailed ground magnetic surveying suggested that the previously identified quartz veins have a strike length of at least one kilometer.  A detailed trenching program further defined the quartz veins, and 134 samples collected from 22 trenches averaged 2.28 grams per metric ton. An additional 24 bulk samples were selected for leach assaying these samples returned and average of 3.48 grams per metric ton.  Routine fire assays for these same 24 bulk samples averaged 3.56 grams per metric ton.  Previous excavations and shallow reconnaissance drilling suggests that multiple veins are present and may extend over a 2 kilometer distance.

Distance from the nearest town of Bunda to the project is approximately 18 kilometers. Access from Bunda is over dirt roads through Guta Village; four wheel drive vehicles are required during the rainy season. The nearest airport is in Musoma.  However, the airport in Mwanza is preferred which has regularly scheduled flights, and is connected to Bunda with a major paved highway.  The distance from Mwanza to Bunda is approximately 190 kilometers.

Map 13: Kinyambwiga Project PL4653 Location Map within the Musoma-Bunda Gold Project

33 18 00E
33 36 00E
33 54 00E
34 11.60E
-01 30 00S
-01 48 00S
-02 6 00S
9810000
9780000
540000
570000
600000
630000
N
L. Victoria
Musoma
Nyakasara
Buhemba
Buhemba Gold Mine
Kiabakari
Bukima
PL 3966/2006
Nyamboro
Mohoji
PL 4511/2007
Mugeta
PL 4653/2007
Guta
Kibara
Kasuguti
0
15
30
kilometers
Legend
Gold Occurrences
Operating Mine
Tanzania Town
Minor Road
Lake
Prospecting License

LAKE VICTORIA RESOURCES (T) LIMITED	MUSOMA BUNDA GOLD PROJECT
	LOCATION MAP, MARA TANZANIA Sept,2009

    The geology at Kinyambwiga consists of granites, northwest trending mafic dykes and northeast trending gold bearing quartz veins. The granites generally fall into two main categories: syn- and post-
Nyanzian ages, the   mafic dykes have moderate to strong magnetic properties, and the quartz veins follow consistent, through-going fault structures and have near vertical dips.

Shallow, small scale artisanal gold mining has intermittently exposed the veins over approximately 300 to 400 meters and to an estimated depth of about 15 meters.  Exploration by Lake Victoria has focused on defining the locations and gold grades of multiple veins.

Kinyambwiga has two main areas of exploration interest: a northern zone with “alluvial” gold deposits and a southern zone of significant hard rock artisanal mining activity. From June 1, 2009 to date rock sampling, geologic mapping, a detailed ground magnetic survey, and a major trenching and sampling program has extended and projected the known vein system to the northeast for at least 1,000 meters.  This detailed exploration program was designed to refine and extend results from the 2008 RC and RAB drilling program.

The 2009, detailed magnetic survey consists of 62 north-south lines of 2.3 kilometers long and spaced 50 meters apart; 143 line kilometers were surveyed using Company owned, state-of-the-art GPS equipped magnetometers. Interpretation of the detailed ground magnetic survey highlights the structural shift from east-northeast to a more northeast direction. From the artisanal workings, the vein-magnetic pattern extends both to the northeast and to the southwest, which suggests the quartz veins may have a length greater than one kilometer (see Map 9, magnetic image with superimposed trench locations).

Also NW trending fault is predominant and mostly associated with dolerite dykes. During the 2009 trenching program, 54 trenches excavated and detailed samples were collected from quartz veins exposed in 37 of the trenches. The trenching and sampling program covered a strike length of about one kilometer.  Gold assay results including those from trenching in 2008 appear to have defined about a 1,000 meter long mineralized zone with approximate vein grades of 3.96 grams per metric ton (Table 4); much more work is required to confirm these results and to determine whether Kinyambwiga will contain a commercial ore body. Kinyambwiga does not contain a mineralized ore body to date.

Map 14: Map of Detailed Total Horizontal Gradient Magnetic Image with Superimposed Trench Locations at Kinyambwiga Project

580900
581000
581100
581200
581300
581400
581500
581600
581700
581800
581900
582000
9777400
9777300
9777200
9777100
9777000
9776900
9776800
9776700
N

Legend

Trench

1:1,500

0 25 50 100 Meters

Total Horizontal Gradient Magnetic image
& Trench plan Map

Geo Can Resources Co. Ltd
Kinyambwiga Project, PL4653/07
Northern Tanzania, Mara Region.

Projection: WGS 1984
Datum: 36 Southern Hemisphere

Trench Observations

The main observations obtained during the trenching program are:

The western part of the vein system has identified three (3) east-west striking parallel veins that are 20 to 50 meters apart; there is a northern vein, a central vein and a southern vein.  The central vein curves and connects to the northern vein or main zone of artisanal mining and the intersection of these veins is an important exploration target.

A strike length of about 680 meters is present from trench KNT47 (580952E, 9776490N) in the west to trench KNT36 (581582E, 9776668N) in the east.  The veins are mineralized with disseminated gold, pyrite, minor clay, sericite and hematite. Trench KNT36 has 0.8 meters of 3.465 grams per ton.

The southern vein is 100 meters south of the main vein and trench KNT40 exposed 2 meters of 2.74 grams of gold per ton.  Other trenches KNT43, KNT48, KNT49, KNT51 and KNT52 also intersected the southern and provided significant gold assays (Map 15).

Granite is the main host rock, with associated cross-cutting mafic dikes. The main alteration minerals are silica, hematite and sericite. Disseminated pyrite is the main sulfide mineral; oxidation is very shallow, only 1 to 2 meters, and free gold is often observed in the shallow artisanal mine workings.

Mineralization Style

The mineralized system at Kinyambwiga consists of two or more steeply dipping, east-northeast striking quartz veins within deformed granites and with cross-cutting mafic dykes. The veins vary in thickness from 0.3 meters to 4m thick and have a tendency to narrow and widen. A structure at trench KNT07 defines a 7 meter wide quartz vein with 5.33 grams/ton that includes 1.5 meters of 15.61 grams/ton (Map 15).

Map 15: Kinyambwiga Gold Assays from Intersected Quartz Veins, Trenches and Trench Assays

580900
581000
581100
581200
581300
581400
581500
581600
581700
581800
581900
582000
9777400
9777300
9777200
9777100
9777000
9776900
9776800
9776700
N
1:1,500
0 25 50 100 Meters
Legend
Geo Can Resources Co. Ltd
Kinyambwiga Project, PL4653/07
Northern Tanzania, Mara Region.
Projection: WGS 1984
Datum: 36 Southern Hemisphere.

Quartz vein system, trenches & trench' assays map.

Trenching and assaying results have identified possible extensions to the known quartz vein system and the gold assays confirm that the veins contain important amounts of gold. Additional work is planned to further advance the project.

Trench Assay Results

Trench samples from the quartz vein channel samples as well as chip samples show the continuity and extent of the mineralized corridor.

Alteration associated with gold mineralization includes silicification, hematite, weak sericite and disseminated fine grained pyrite is the main sulfide associated with high grade gold. Visible gold is present in trench KNT30.

Table 2: Trench Gold Assay Results
(* indicates samples with gold values 1 gm/ metric ton or greater)

Trench ID	Sample No.	Sample Type	Weight(Kg)	From	To	Interval(m)	Rock type	Au(Gold)	Ore Zone width(M)	Analysis Method
KNT01	KNT01_126	channel	2	18.7	19	0.3	GR	0.66		FAA505
KNT01	KNT01_127	channel	2	19	19.5	0.5	QV	12.95*		BLEG
KNT01	KNT01_128	channel	2	19.5	20	0.5	QV	1.6*		BLEG
KNT01	KNT01_129	channel	2	20	20.5	0.5	QV	5.08*	3.5m	BLEG
KNT01	KNT01_130	channel	2	20.5	21	0.5	QV	0.92		BLEG
KNT01	KNT01_131	channel	2	21	21.5	0.5	QV	2.72*		BLEG
KNT01	KNT01_132	channel	2	21.5	22	0.5	QV	1.3*		BLEG
KNT01	KNT01_133	channel	2	22	22.5	0.5	QV	1.48*		BLEG
KNT01	KNT01_134	channel	2	22.5	22.8	0.3	GR	0.7		FAA505
KNT01	KNT01_368	box sample	2	19	21	2	QV	1.3*		BLEG
KNT01	KNT01_369	box sample	2	21	23	2	QV	0.37		BLEG

KNT02	KNT02_135	Channel	2	27.1	27.4	0.3	GR	0.08		FAA505
KNT02	KNT02_136	Channel	2	27.4	27.7	0.3	GR	0.26		FAA505
KNT02	KNT02_137	Channel	2	27.7	28.2	0.5	QV	12.58*		BLEG
KNT02	KNT02_138	Channel	2	28.2	28.7	0.5	QV	4.38*	1.3m	BLEG
KNT02	KNT02_139	Channel	2	28.7	29	0.3	QV	2.03*		BLEG
KNT02	KNT02_141	Channel	2	29	29.3	0.3	GR	0.74		FAA505
KNT02	KNT02_375	box sample	2	27.7	28.7	1	QV	5.63*		BLEG

KNT03	KNT03_145	Channel	2	28.3	28.6	0.3	GR	0.11		FAA505
KNT03	KNT03_146	Channel	2	28.6	29.1	0.5	QV	8.68*	1m	BLEG
KNT03	KNT03_147	Channel	2	29.1	29.6	0.5	QV	0.57		BLEG
KNT03	KNT03_148	Channel	2	29.6	29.9	0.3	GR/QV	0.92		FAA505
KNT03	KNT03_149	Channel	2	29.9	30.2	0.3	GR	0.46		FAA505
KNT03	KNT03_150	Channel	2	30.2	30.5	0.3	GR	0.63		FAA505
KNT03	KNT03_151	Channel	2	30.5	30.8	0.3	GR	1.08*		FAA505
KNT03	KNT03_383	box sample	2	28.6	29.6	1	QV	1.4*		BLEG

KNT04	KNT04_157	Channel	2	19.2	19.5	0.3	MAF	0.57		FAA505
KNT04	KNT04_166	Channel	2	21.6	21.9	0.3	MAF	0.1		FAA505
KNT04	KNT04_169	Channel	2	22.5	22.8	0.3	GR	0.67		FAA505
KNT04	KNT04_170	Channel	2	39	39.3	0.3	GR	0.11		FAA505
KNT04	KNT04_171	Channel	2	39.3	39.6	0.3	GR	0.18		FAA505
KNT04	KNT04_172	Channel	2	39.6	39.9	0.3	GR	0.25		FAA505
KNT04	KNT04_173	Channel	2	39.9	40.2	0.3	GR	0.75		FAA505
KNT04	KNT04_174	Channel	2	40.2	40.5	0.3	GR	2.19*		FAA505
KNT04	KNT04_175	Channel		40.5	40.8	0.3	GR	0.21		FAA505

KNT05	KNT05_184	Channel	2	12.1	12.4	0.3	GR	0.27		FAA505
KNT05	KNT05_185	Channel	2	12.4	12.7	0.3	GR	0.44		FAA505
KNT05	KNT05_186	Channel	2	12.7	13	0.3	GR	0.17		FAA505
KNT05	KNT05_188	Channel	2	25.1	25.5	0.4	QV	0.31	0.4m	BLEG
KNT05	KNT05_189	Channel	2	25.5	25.8	0.3	GR	0.18		FAA505

KNT07	KNT07_394	channel	2	16	16.5	0.5	GR	0.08		FAA505
KNT07	KNT07_395	channel	2	16.5	17	0.5	GR	4.15*		FAA505

KNT07	KNT07_396	channel	2	17	17.5	0.5	QV	0.6		BLEG
KNT07	KNT07_397	channel	2	17.5	18	0.5	QV	9.52*		BLEG
KNT07	KNT07_398	channel	2	18	18.5	0.5	QV	1.99*	3m	BLEG
KNT07	KNT07_399	channel	2	18.5	19	0.5	QV	3.16*		BLEG
KNT07	KNT07_402	channel	2	19	19.5	0.5	QV	5.9*		BLEG
KNT07	KNT07_404	channel	2	19.5	20	0.5	QV	1.69*		BLEG
KNT07	KNT07_405	channel	2	20	20.5	0.5	QV	0.08		BLEG
KNT07	KNT07_406	channel	2	20.5	21	0.5	QV	0.68		BLEG
KNT07	KNT07_407	channel	2	21	21.5	0.5	GR	0.11		FAA505
KNT07	KNT07_408	channel	2	21.5	22	0.5	GR	0.17		FAA505
KNT07	KNT07_409	channel	2	22	22.5	0.5	QV	26.72*		BLEG
KNT07	KNT07_410	channel	2	22.5	23	0.5	QV	8.16*		BLEG
KNT07	KNT07_411	channel	2	23	23.5	0.5	QV	11.94*	2.5m	BLEG
KNT07	KNT07_412	channel	2	23.5	24	0.5	QV	0.16		BLEG
KNT07	KNT07_413	channel	2	24	24.5	0.5	QV	1.13*		BLEG
KNT07	KNT07_414	channel	2	24.5	25	0.5	GR	0.32		FAA505

KNT08	KNT08_190	Channel	2	1.2	1.5	0.3	GR	0.15		FAA505
KNT08	KNT08_191	Channel	2	1.5	1.8	0.3	GR	0.85		FAA505
KNT08	KNT08_192	Channel	2	1.8	2.1	0.3	GR	0.2		FAA505
KNT08	KNT08_193	Channel	2	2.1	2.6	0.5	QV	1.74*	0.5m	BLEG
KNT08	KNT08_194	Channel	2	2.6	2.9	0.3	GR	0.39		FAA505
KNT08	KNT08_373	box sample	2	2.1	2.6	0.5	QV	2.25*		BLEG

KNT09	KNT09_197	Channel	2	2.7	3.2	0.5	QV	5.51*		BLEG
KNT09	KNT09_199	Channel	2	3.2	3.7	0.5	QV	5.25*	1m	BLEG
KNT09	KNT09_201	Channel	2	3.7	4	0.3	GR	0.16		FAA505
KNT09	KNT09_374	box sample	2	2.7	3.7	1	QV	5.79*		BLEG

KNT15	KNT15_225	Channel	2	2	2.3	0.3	GR	0.18		FAA505
KNT15	KNT15_227	Channel	2	2.6	3.1	0.5	QV	1.27*		BLEG
KNT15	KNT15_228	Channel	2	3.1	3.6	0.5	QV	0.26		BLEG
KNT15	KNT15_229	Channel	2	3.6	4.1	0.5	QV	3.39*	2m	BLEG
KNT15	KNT15_230	Channel	2	4.1	4.6	0.5	QV	0.23		BLEG
KNT15	KNT15_231	Channel	2	4.6	4.9	0.3	GR	0.25		FAA505
KNT15	KNT15_236	Channel	2	21.8	22.3	0.5	QV	0.24		BLEG
KNT15	KNT15_376	box sample	2	2.6	3.1	0.5	QV	0.16		BLEG
KNT15	KNT15_377	box sample	2	3.6	4.6	1	QV	0.63		BLEG
KNT15	KNT15_378	box sample	2	21.8	22.3	0.5	QV	0.1		BLEG

KNT16	KNT16_239	channel	2	3.5	4	0.5	GR	0.13		FAA505
KNT16	KNT16_242	channel	2	4	4.5	0.5	GR	0.54		FAA505
KNT16	KNT16_243	channel	2	4.5	5	0.5	GR	0.09		FAA505
KNT16	KNT16_244	channel	2	7	7.3	0.3	GR	1.1*		FAA505
KNT16	KNT16_246	channel	2	7.8	8.3	0.5	QV	0.77	0.5m	BLEG

KNT18	KNT18_248	channel	2	6.4	6.7	0.3	GR	0.09		FAA505
KNT18	KNT18_249	channel	2	6.7	7.2	0.5	QV	0.23		BLEG
KNT18	KNT18_250	channel	2	7.2	7.7	0.5	QV	1.11*	1.5m	BLEG
KNT18	KNT18_251	channel	2	7.7	8.2	0.5	QV	0.34		BLEG
KNT18	KNT18_252	channel	2	8.2	8.5	0.3	GR	0.43		FAA505
KNT18	KNT18_253	channel	2	8.5	9	0.5	GR	0.43		FAA505
KNT18	KNT18_255	channel	2	9.5	10	0.5	GR	0.26		FAA505
KNT18	KNT18_256	channel	2	11.5	12	0.5	QV	0.17		BLEG
KNT18	KNT18-379	box sample	2	6.7	8.2	1.5	QV	0.93		BLEG

KNT19	KNT19_432	box sample	2	22.8	23.8	1	QV	0.4		FAA505

KNT21	KNT21_276	channel	2	3	3.5	0.5	QV	1.74*		BLEG
KNT21	KNT21_278	channel	2	3.5	4	0.5	QV	3.51*	1m	BLEG

KNT22	KNT22_283	channel	2	2	2.5	0.5	MAF	3.72*		FAA505
KNT22	KNT22_285	channel	2	2.8	3.3	0.5	QV	0.14	1m	BLEG
KNT22	KNT22_286	channel	2	3.3	3.8	0.5	QV	0.15		BLEG

KNT23	KNT23_326	channel	2	3	3.8	0.8	QV	3.73*		BLEG
KNT23	KNT23_327	channel	2	3.8	4.2	0.4	QV	2.41*	1.7m	BLEG
KNT23	KNT23_328	channel	2	4.2	4.7	0.5	QV	2.16*		BLEG
KNT23	KNT23_329	channel	2	4.7	5.3	0.6	GR	0.34		FAA505
KNT23	KNT23-370	box sample	2	3	4.7	1.7	QV	2.17*		BLEG

KNT26	KNT26_288	channel	2	1.5	2	0.5	MAF	0.15		FAA505
KNT26	KNT26_289	channel	2	2	2.5	0.5	MAF	1.24*		FAA505
KNT26	KNT26_290	channel	2	2.5	3	0.5	GR	0.53		FAA505
KNT26	KNT26_291	channel	2	3	3.5	0.5	GR	2.63*		FAA505
KNT26	KNT26_292	channel	2	3.5	4	0.5	GR	0.43		FAA505
KNT26	KNT26_293	channel	2	4	4.5	0.5	GR	0.64		FAA505
KNT26	KNT26_294	channel	2	4.5	5	0.5	GR	0.31		FAA505
KNT26	KNT26_295	channel	2	5	5.5	0.5	MAF	0.81		FAA505
KNT26	KNT26_296	channel	2	5.5	6	0.5	MAF	0.29		FAA505
KNT26	KNT26_297	channel	2	6	6.5	0.5	MAF	0.15		FAA505
KNT26	KNT26_298	channel	2	6.5	7	0.5	MAF	0.33		FAA505
KNT26	KNT26_302	channel	2	7.5	8	0.5	QV	1.04*		BLEG
KNT26	KNT26_303	channel	2	8	8.5	0.5	QV	5.87*		BLEG
KNT26	KNT26_306	channel	2	9	9.5	0.5	QV	14.19*	2m	BLEG
KNT26	KNT26_307	channel	2	9.5	10	0.5	QV	3.72*		BLEG
KNT26	KNT26_309	channel	2	10.5	11	0.5	GR	1.9*		FAA505
KNT26	KNT26_310	channel	2	11	11.5	0.5	GR	0.36		FAA505
KNT26	KNT26_311	channel	2	21	21.5	0.5	GR	2.06*		FAA505
KNT26	KNT26_312	channel	2	21.5	22	0.5	QV	3.45*		BLEG
KNT26	KNT26_313	channel	2	22	22.5	0.5	QV	10.15*		BLEG
KNT26	KNT26_314	channel	2	22.5	23	0.5	QV	0.56		BLEG
KNT26	KNT26_315	channel	2	23	23.5	0.5	QV	2.21*	3m	BLEG
KNT26	KNT26_316	channel	2	23.5	24	0.5	QV	0.43		BLEG
KNT26	KNT26_318	channel	2	24	24.5	0.5	QV	0.45		BLEG
KNT26	KNT26_323	channel	2	25.5	25.8	0.3	GR	0.18		FAA505

KNT27	KNT27_336	channel	2	6.3	6.7	0.4	QV	5.75*	0.4m	BLEG
KNT27	KNT27_337	channel	2	6.7	7	0.3	MAF	0.35		FAA505
KNT27	KNT27_391	box sample	2	6.3	6.7	0.4	QV	2.06*		BLEG

KNT28	KNT28_339	channel	2	5	5.5	0.5	QV	3.76*	0.5m	BLEG
KNT28	KNT28_343	channel	2	5.5	6	0.5	GR	2.27*		FAA505
KNT28	KNT28_392	box sample	2	5	5.8	0.8	QV	4.76*		BLEG

KNT29	KNT29_345	channel	2	3.3	4	0.7	QV	0.5		BLEG
KNT29	KNT29_346	channel	2	4	4.3	0.3	GR	1.59*		FAA505
KNT29	KNT29_349	channel	2	9	9.5	0.5	GR	0.32		FAA505
KNT29	KNT29_371	box sample	2	3.3	4	0.7	QV	3.61*		BLEG

KNT30	KNT30_352	channel	2	3.7	4	0.3	GR	0.9		FAA505
KNT30	KNT30_353	channel	2	4	4.5	0.5	QV	1.21*		BLEG
KNT30	KNT30_354	channel	2	4.5	5	0.5	QV	2.71*		BLEG
KNT30	KNT30_355	channel	2	5	5.5	0.5	QV	1.42*		BLEG
KNT30	KNT30_356	channel	2	5.5	6	0.5	QV	10.63*	2m	BLEG
KNT30	KNT30_357	channel	2	6	6.5	0.5	QV	18.9*		FAA505
KNT30	KNT30_358	channel	2	6.5	7	0.5	GR	1.59*		FAA505
KNT30	KNT30_359	channel	2	7	7.3	0.3	GR	0.9		FAA505
KNT30	KNT30_372	box sample	2	4	6	2	QV	1.88*		BLEG
KNT31	KNT31_362	channel	2	17	17.3	0.3	GR	0.29		FAA505
KNT31	KNT31_363	channel	2	17.3	17.8	0.5	QV	1.27*		BLEG
KNT31	KNT31_364	channel	2	17.8	18.3	0.5	QV	2.14*	1.5m	BLEG
KNT31	KNT31_365	channel	2	18.3	18.8	0.5	QV	1.15*		BLEG
KNT31	KNT31_367	channel	2	18.8	19.1	0.3	MAFIC	0.15		FAA505
KNT31	KNT31_393	box sample	2	17.5	18.5	1	QV	0.55		BLEG

KNT36	KNT36_495	channel	2	3	3.3	0.3	GR	1.37*		FAA505
KNT36	KNT36_496	channel	2	3.3	3.8	0.5	QV	5.56*	0.5m	BLEG
KNT36	KNT36_503	channel	2	12	12.5	0.5	GR	0.1		FAA505

KNT38	KNT38_443	channel	2	8	8.5	0.5	GR	0.14		FAA505
KNT38	KNT38_444	channel	2	8.5	9	0.5	GR	0.96		FAA505
KNT38	KNT38_445	channel	2	9	9.7	0.7	QV	2.24*		BLEG
KNT38	KNT38_447	channel	2	9	9.7	0.7	QV	2.19*	0.7m	BLEG
KNT38	KNT38_448	channel	2	9.7	10	0.3	GR	0.59		FAA505

KNT39	KNT39_449	channel	2	3.6	4	0.4	GR	0.37		FAA505
KNT39	KNT39_450	channel	2	4	4.5	0.5	QV	0.23		BLEG
KNT39	KNT39_451	channel	2	4.5	5	0.5	QV	0.73	2m	BLEG
KNT39	KNT39_452	channel	2	5	5.5	0.5	QV	1.27*		BLEG
KNT39	KNT39_453	channel	2	5.5	6	0.5	QV	0.33		BLEG
KNT39	KNT39_454	channel	2	6	6.7	0.7	GR	0.09		FAA505
KNT39	KNT39_455	channel	2	6.7	7.3	0.6	GR	1.27*		BLEG
KNT39	KNT39_457	box sample	2	6.7	7.3	0.6	QV	1.19*	0.6m	BLEG
KNT39	KNT39_458	channel	2	7.3	7.6	0.3	GR	0.12		FAA505

KNT39	KNT39_459	channel	2	11.5	12	0.5	GR	0.18		FAA505
KNT39	KNT39_462	channel	2	12	12.7	0.7	QV	1.16*	0.7m	BLEG
KNT39	KNT39_464	box sample	2	12	12.7	0.7	QV	0.8		BLEG
KNT39	KNT39_465	channel	2	12.7	13	0.3	GR	0.56		FAA505
KNT39	KNT39_466	channel	2	13	13.5	0.5	GR	0.1		FAA505
KNT39	KNT39_467	channel	2	13.5	14	0.5	GR	0.24		FAA505
KNT39	KNT39_468	channel	2	14	14.5	0.5	GR	0.09		FAA505

KNT40	KNT40_469	channel	2	2.5	3	0.5	GR	0.14		FAA505
KNT40	KNT40_470	channel	2	3	3.5	0.5	GR	0.11		FAA505
KNT40	KNT40_471	channel	2	3.5	4	0.5	GR	0.29		FAA505
KNT40	KNT40_472	channel	2	7	7.5	0.5	GR	1.5*		FAA505
KNT40	KNT40_473	channel	2	7.5	8	0.5	GR	1.47*		FAA505
KNT40	KNT40_474	channel	2	8	8.5	0.5	QV	1.53*	0.5m	BLEG
KNT40	KNT40_475	box sample	2	8	8.5	0.5	QV	4.59*		BLEG
KNT40	KNT40_477	channel	2	9	9.5	0.5	GR	0.09		FAA505
KNT40	KNT40_479	channel	2	10	10.5	0.5	GR	0.54		FAA505
KNT40	KNT40_483	channel	2	11	11.5	0.5	GR	0.2		FAA505
KNT40	KNT40_486	channel	2	12.5	13	0.5	QV	1.01*		BLEG
KNT40	KNT40_487	channel	2	13	13.5	0.5	GR	1.2*		FAA505
KNT40	KNT40_488	channel	2	13.5	14.2	0.7	QV	2.17*		BLEG
KNT40	KNT40_490	box sample	2	13.5	14.2	0.7	QV	6.58*	0.7m	BLEG
KNT40	KNT40_491	channel	2	14.2	14.5	0.3	GR	0.24		FAA505

The trench assay results for 85 samples (shown above with an * have values of 1.0 gram per metric ton or greater) average 3.96 grams per metric ton.  Standard and duplicate samples are not included when calculating the average grade. Note: Compiled results for trenches 41-54 were not available when completing the above report.
It is recommended that a targeted electrical induced polarization (I.P.) geophysical survey be implemented and then to be followed by additional reverse circulation (RC) drilling and core drilling, during 2010, to confirm these assay results at depth below selected trenches, artisanal mine workings and identified geophysical targets.

Singida Gold Project

Company personnel first visited the Singida project area during March, 2009 and became aware of the high level of artisanal (small scale) gold mining that was being conducted along an estimated five (5) kilometer mineralized zone. Subsequently, on May 15, 2009, the Company signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of March 31, 2010, this director has entered into several different Mineral Properties Sales and Purchase agreements with multiple PML owners that hold title to the licenses along the mineralized zone at the Singida project area. Twenty-three (23) PML agreements were executed for an outright purchase of the PMLs and they have been completed. These twenty-three PMLs have been 100% acquired by this director in behalf of the Company. The Company also has option agreements to acquire an additional thirty-seven (37) PMLs within a targeted area at the Singida project. Under the terms of all the agreements, if we complete all sixty (60) of the various agreements, that combined form the Singida project area, then our total purchase consideration will be $7,029,404 by February 2013.

At the option of the Company, we may relinquish any PML at any time during the agreement and transfer the title back to the original owner. Also, at the option of the Company, a 2% Net Smelter Production royalty or 2% of the Net Sale Value may be substituted in place of the final payment for each PML and paid on a pro rata basis determined by the total final number of PMLs involved in a special mining license.

On October 27, 2009, the Company signed and renewed a Mineral Properties Purchase Financing Agreement with one director of the Company which replaced the initial agreement with Kilimanjaro Mining on May 15, 2009.  According to the renewed agreement, the Company shall provide all the finances required for acquiring and developing the PMLs in the Singida Project area and the Company will continue to have a 100% beneficial interest in all PMLs acquired by the director pursuant to the initial and renewed agreement.

On January 19, 2010, a director on behalf of the Company signed second addendums to Singida mineral properties sales and purchase agreements (“mineral agreement”) in 2009. The addendums revised and extended the secondary payments of the mineral agreements.

As of March 31, 2010, under the terms of the mineral properties sales and purchase agreements the Company has completed initial option payments in the amount of $904,148 and $61,482 is accrued as a short term liability.

Summary

The Singida Gold Project is located in central Tanzania about 600 kilometers south of Mwanza and approximately 90 kilometers south-southeast of the Regional government and commercial town center of Singida. The gold fields of interest were discovered in 2004 by a local farmer, and the location is now an active small scale artisanal mine site that appears ideal for larger scale mechanized mining.

Access from the town of Singida to the project is south over the main paved road to the village of Ikungi, and then easterly over an all-weather gravel road for a distance of about 70 kilometers to the village of Londoni. During the wet season, access within the project area requires 4WD vehicles.

The property covers an area of about 6 square kilometers in QDS (Quadrangle) number 123/3 for Londoni Village.

More than 200 mine shafts are estimated present along a shear zone vein system that is least five kilometers long. This mining activity lies along well defined, northwest-southeast trending silicified vein and shear zone structures that are in Precambrian Archean greenstone metavolcanic rocks. The shafts appear to average about 50 meters deep.

We began working in the area following an initial field visit by company personnel in March, 2009. To date work conducted on the project includes:  geologic mapping, detailed ground magnetic and electrical induced polarization (I.P.) geophysical surveying, mine dump sampling, tailing sampling and sampling of thirty-six underground mine shafts and mine workings.

Detailed ground magnetic surveying consists of traverses totaling over 630 line kilometers, and over 50 line kilometers of IP surveying.   Detailed geological mapping, magnetometer and IP surveying have defined a 5 kilometer long northwest-southeast trending mineralized sheared zone that contains a system of sub-parallel quartz veins known to carry important amounts of gold. The company has collected and assayed more than 8,000 rock samples for gold.

A total of 184 underground samples, 2,478 tailings samples, and 5,545 mine dump samples were sent to SGS or HUMAC laboratories in Mwanza for gold assaying.

Assays for 184 underground mine samples average 7.11 g/t; the highest grade is 140g/t. No Reserves or Resources are present at this time.

Property Description and Location

The Singida project is located in central Tanzania about 90 kilometers south-southeast of the town of Singida (Map 16).

Map 16: Singida Gold Project Location Map, Tanzania (PMLs held are shown in green)

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Singida Gold Project is located in central Tanzania about 600 kilometers south of Mwanza and approximately 90 kilometers south-southeast of the Regional government and commercial town center of Singida.

The town of Singida has a population of approximately 75,000 people and a well-developed social and commercial infrastructure that includes transportation, telecommunications, educational institutes, hospitals, hotels, and recreational facilities.

The project area is hilly, covered with reddish iron rich soils, thorn bushes, grasses and small trees.  Some small family farms are present and corn is the main crop. The climate in the area is tropically humid with two distinct seasons; a rainy season from November to May and a dry season from June to October. Day time temperatures in the dry season vary from 22-32ºC.  The region can experience strong winds; climatic conditions are not expected to unduly restrict exploration programs.

History

The Singida area was included in a countrywide airborne magnetic and radiometric survey undertaken by Geosurvey International between 1976 and 1979.  In 1990 after reviewing existing information on the area, H. Barth compiled a geological map of the Lake Victoria Goldfields at a scale of 1:500,000; unfortunately this study stopped at Latitude 50 South, just north of the Singida project area.

Geological Setting

The Singida project lies within the East African Archean craton.  The Archaean craton in Tanzania consists largely of granites and related belts of volcanic and sedimentary greenstone rocks. The greenstone belts contain clastic debris of older granitic and gneissic basement rocks that locally abut against the older gneiss belts. The Archaean granites and greenstone belts are bordered on the west by a younger Proterozoic age Ubendian mobile belt. This Ubendian belt contains meta-sedimentary units not present in the Archaean, but that are considered to be metamorphosed relics of the Archaean sequences. The Ubendian rocks have undergone high-grade metamorphism and strong deformation. On the east, the Archaean block is bordered by the Neoproterozoic Mozambique mobile belt (Usagaran). The rocks of these belts include marbles and graphitic schists, gneisses and some high-grade granulites.

At the close of the Proterozoic, the entire region was effectively peneplained and buried by continental clastic sediments of the Bukoban System. Abundant mafic dikes cut this sequence and appear to have been nearly contemporaneous with sedimentation. Most of the Bukoban rocks have now been eroded, but a major outlier remains in northwestern Tanzania.

During the Mesozoic, clastic sediments of the Karoo Series were deposited in rift basins throughout eastern Tanzania. The oldest Karoo sequences are cut by a wide range of alkaline intrusives, including carbonatites, kimberlites and alkaline syenites. Tertiary sediments and volcanics overlie an erosion surface at the top of the Mesozoic. Subsequent formation of the Cenozoic rift valleys with their attendant sedimentation and alkalic volcanism has covered the Archaean and Proterozoic rocks in some areas, and at Singida iron rich soils have formed over the underlying greenstone rocks.

Regional Geology

The regional geology at Singida consists of Archean age porphyroblastic biotite granites and relatively minor amounts of greenstone rocks. The granitic terrain is similar to that found at Barrick’s large Buzwagi mine near the town of Kahama. At Singida, greenstone rocks hosting the gold mineralization are characterized by mafic volcanics, subordinate felsic volcanics and clastic sediments. These rocks have experienced multiple periods of deformation.

Property Geology

Associated with the mafic greenstone host rocks are sheared, fine to medium grained mafic dikes, a sheared mafic porphyry and gold bearing quartz veins.  Ore minerals reported include native gold, pyrite, arsenopyrite, pyrrhotite and traces of chalcopyrite.   Alteration and gangue minerals include hematite, silica, goethite, sericite, chlorite and limonite. Weathering and oxidation levels are believed to generally be between 15 and 20 meters deep. The project area is covered by reddish iron rich soils that are often 3 to 4 meters thick. Geologic mapping was conducted at a scale of 1:5,000 (Map 17).

Map 17: Geological Map of Primary Mining Licenses (PML’s) at the Singida Project

725500
726000
726500
727000
727500
728000
728500
729000
9414000
9413500
9413000
9412500
9412000
9411500
9411000
N
1:7,500
0 125 250 500 Meters
Geo Can Resources Co. Ltd.
Singida gold project.
Central Tanzania, Singida region.
Geological Map.
Legend
Yusuf village_ location
Mustafa_camp_location.
Road.
Excavation_artisanal.
Drainage.
Shearing.
Bedding.
Interpreted linear structure(Fault)
Quartz vein attitude
Licence_not in agreement.
Licence_in agreement.
Supervicial deposits.
Alluvial_field.
Brown_soil(Granitic residue)
Reddish soil (mafic residue soil)
Undifferentiated soil.
Silcrete.
Geology.
Inferred quartz vein.
Observed quartz vein.
Porphyritic Mafic dyke.
Mafic dyke_region
Greenschist.

The mineralized quartz vein system trends northwest-southeast with a general strike of about 310 degrees; vein dips are near vertical at about 800 NE. Multiple sub-parallel quartz veins are present along the five kilometer strike length.

Deposit Types

Gold ores at Singida are associated with structurally controlled shear zone hosted quartz veins in mafic greenstone host rocks and with pyrite, arsenopyrite, pyrrhotite and traces of chalcopyrite. The combination of elevated gold values, five kilometers of quartz veining in northwest-southeast trending fracture zones, cross cutting dikes and deformed greenstone rocks makes Singida a very attractive gold exploration project.

Mineralization

Exploration at Singida has identified a five kilometer long strike length of quartz veins hosted in greenstone volcanic rocks. Artisanal mining is very active in the area,

Artisanal or small scale mining is from vertical mine shafts that have an average depth of about 50 meters, and based on safety conditions, Company geologists and technicians were able to enter and sample 36 of an estimated 200 mine shafts.  A total of 184 samples were collected from the underground workings, and each sample weight was two kilograms.  The samples were assayed at the SGS laboratory in Mwanza.  In general, elevated gold values in the quartz veins are reported to correlate with stronger fracturing, more limonite and higher silicification.  The higher gold values also tend to be associated with disseminated pyrite.

Map 18:  Map of Mine Shaft Locations, Gold Assays and Vein Structures Exploration

Lake Victoria Resources (T) Limited
Tanzania - Singida Project
Quartz Vein, Shaft Assays

N
PML0011668
PML0011667
PML0007985
PML0006853
PML0006852
PML0006864
PML0006954
PML0006953
PML0006952
PML0006951
PML0006939
PML0006876
PML0006830
PML0006829
PML0006828
PML0006827
PML0006826
PML0008131
PML0008130
PML0018823
PML0018824
PML0019226
PML0017530
PML0006850
PML0006849
PML0006848
PML0006847
PML0017556
PML0017557
PML0017558
PML0019461
PML0019462
PML0017322
PML0017323
PML0015291
PML0015322
PML0006838
PML0006839
PML0006840
PML0014653
PML0015839
Scale 1:5000
Legend
Pml's on Agreement
Artisanal Shaft
Interpreted Mapped Quartz Vein
Interpreted Magnetic Quartz Vein
Mapped Quartz Vein
0
495
990
1,980
Meters

March, 2010

Exploration by the Company began in early June 2009 and continues until the time of this filing July, 2010.  Exploration includes geologic mapping, mine shaft sampling and mapping, tailing sampling, mine dump sampling, ground magnetic and IP surveying.

Geological Mapping

Detailed geologic mapping by the Company is being conducted at a scale of 1:5,000 over the five kilometer long northwest trending mineralized zone.  Multiple parallel to sub-parallel gold bearing quartz vein structures are present in volcanic greenstone rocks.  These mineralized structures are well defined in the greenstone rock, and based on similar geologic settings, the veins could continue to a depth of at least 500 meters.

Sampling and Assaying

The Company’s exploration program collected 184 underground samples, 2,478 tailings samples, and 5,545 mine dump samples.

Underground Sampling

Many artisanal mine shafts lie along a 5 kilometer northwest trend and the shafts average about 50 meters deep. Samples were collected from the footwalls, the hanging walls and from within the quartz veins.  The purpose of the underground sampling program was to determine the gold grades at depth.

Underground Sampling Procedure

Mine shafts were entered that were observed to be safe. Two samples were collected as channel samples across the quartz veins and a third chip sample was collected from the vein.  The chip sample is termed a “box sample.”  One sample was collected from the footwall and one sample from the hanging wall; a total of 5 samples were collected from each shaft. Each sample weighed 2 kilograms and the rock was crushed to about 2 centimeters in diameter.  A one kilogram sample was shipped to the SGS laboratory in Mwanza and a second one kilogram sample is in storage for reference. Blank and standard samples were inserted at 20 sample intervals; each sample location was numbered and photographed.

Table 3: Assay Results from Sampling 36 Underground Small Scale Mining Shafts

Shaft Number	Sample No	Sampling depth (m)	Au g/t	(Quartz vein)	Hanging wall	Foot wall
SH001	LNSH001	4	0.58	10cm
	LNSH002	4	2.94			F/W
	LNSH003	4	0.12		H/W
SH002	LNSH004	4	0.04	30cm
	LNSH005	4	0.08			F/W
	LNSH006	4	0.05		H/W
SH003	LNSH007	28	1.7	30cm
	LNSH008	28	0.03			F/W
	LNSH009	28	7.62		H/W
SH004	LNSH010	41	5	50cm
	LNSH011	41	10.1	50cm
	LNSH012	41	18.6	50cm
	LNSH013	41	3.07	50cm
	LNSH014	41	27.7			F/W
	LNSH015	41	0.91		H/W
SH005	LNSH016	18	3.21	50cm
	LNSH017	18	5.86	50cm
	LNSH018	18	3.55	50cm
	LNSH019	18	1.41			F/W
	LNSH021	18	21		H/W
SH006	LNSH022	40.7	1.91	25cm
	LNSH023	40.7	1.76	25cm
	LNSH024	40.7	0.38			F/W
	LNSH025	40.7	2.6		H/W
SH007	LNSH026	44	2.48	30cm
	LNSH027	44	2.94				Duplicate of LNSH027
	LNSH028	44	0.52			F/W
	LNSH029	44	15.9		H/W
SH008	LNSH030	30	9.68	25cm
	LNSH031	30	8.71	25cm
	LNSH032	30	9.54	25cm
	LNSH033	30	12.4	25cm
	LNSH034	30	1.61			F/W
	LNSH035	30	2.69		H/W
SH009	LNSH036	33	3.29	30cm
	LNSH037	33	2.84				Duplicate of LNSH036
	LNSH038	33	3.16			F/W
	LNSH039	33	0.16		H/W
SH010	LNSH041	3	1.68	30cm
	LNSH042	3	1.38				Duplicate of LNSH041
	LNSH043	3	0.47			F/W
	LNSH044	3	1.3		H/W
SH011	LNSH045	8	0.41	30cm
	LNSH046	8	0.21				Duplicate of LNSH045
	LNSH047	8	0.47			F/W
	LNSH048	8	0.05		H/W
SH012	LNSH049	3	3.37	20cm
	LNSH050	3	1.36				Duplicate of LNSH049
	LNSH051	3	0.03			F/W
	LNSH052	3	0.02		H/W

SH013	LNSH053	3	3.9	20cm
	LNSH054	3	1.16				Duplicate of LNSH053
	LNSH055	3	0.08			F/W
	LNSH056	3	1.04		H/W
SH014	LNSH057	10	1.65	30cm
	LNSH058	10	0.93	30cm
	LNSH059	10	0.38				Box sample
	LNSH061	10	1.65			F/W(10cm)
	LNSH062	10	0.11		H/W (10cm)
SH015	LNSH063	18	140	30cm
	LNSH064	18	21.8	30cm
	LNSH065	18	82.8				Box sample
	LNSH066	18	0.15			F/W(20cm)
	LNSH067	18	0.5		H/W(10cm)
SH016	LNSH068	2	4.11	20cm
	LNSH069	2	1.67				Duplicate of LNSH068
	LNSH070	2	3.41				Box sample
	LNSH071	2	0.33			F/W(25cm)
	LNSH072	2	0.22		H/W(15cm)
SH017	LNSH073	5	71	20cm
	LNSH074	5	59.6				Duplicate of LNSH073
	LNSH075	5	37.8				Box sample
	LNSH076	5	4.38			F/W(10cm)
	LNSH077	5	0.57		HW(10cm)
SH018	LNSH078	11	4.31	30cm
	LNSH079	11	89.5				Duplicate of LNSH079
	LNSH081	11	27.6				Box sample
	LNSH082	11	0.55			F/W(10cm)
	LNSH083	11	3.1		H/W(5cm)
	LNSH084	24	1.35	50cm
	LNSH085	24	18.6	50cm
	LNSH086	24	32.5				Box sample
	LNSH087	24	1.61			F/W(10cm)
	LNSH088	24	3.69		H/W (10cm)
SH019	LNSH089	31	1.77	25cm
	LNSH090	31	48.4	25cm
	LNSH091	31	11.9				Box sample
	LNSH092	31	0.23			F/W(10cm)
	LNSH093	31	11.8		H/W (10cm)
SH020	LNSH094	3	0.16	20cm
	LNSH095	3	0.18				Duplicate of LNSH094
	LNSH096	3	0.16				Box sample
	LNSH097	3	0.27			F/W (20cm)
	LNSH098	3	1.83		H/W (10cm)
SH021	LNSH099	21	9.85	25cm
	LNSH101	21	5.89	25cm
	LNSH102	21	7.49				Box sample
	LNSH103	21	1.41			F/W
	LNSH104	21	0.22		H/W
SH022	LNSH105	4	0.29	45cm
	LNSH106	4	0.18				Duplicate of LNSH105
	LNSH107	4	0.25				Box sample
	LNSH108	4	0.76			F/W
	LNSH109	4	0.26		H/W
SH023	LNSH110	3	0.02	25cm
	LNSH111	3	0.03	25cm
	LNSH112	3	0.01				Box sample
	LNSH113	3	0.02			F/W
	LNSH114	3	0.11		H/W
SH024	LNSH115	3	0.01	40cm
	LNSH116	3	0.24				Duplicate of LNSH115
	LNSH117	3	0.02				Box sample
	LNSH118	3	0.01			F/W
	LNSH119	3	0.02		H/W

SH025	LNSH121	47	0.4	25cm
	LNSH122	47	2.32	25cm
	LNSH123	47	2.36				Box sample
	LNSH124	47	0.02			F/W
	LNSH125	47	0.3		H/W
SH026	LNSH126	23	10.8	20cm
	LNSH127	23	9.47				Box sample
	LNSH128	23	0.45			F/W
	LNSH129	23	3.75		H/W
SH027	LNSH130	42	28	20cm
	LNSH131	42	13.7	20cm
	LNSH132	42	5.32				Box sample
	LNSH133	42	0.88			F/W
	LNSH134	42	0.57		H/W
SH028	LNSH135	32	1.62	30cm
	LNSH136	32	2.25				Duplicate of LNSH135
	LNSH137	32	17.8				Box sample
	LNSH138	32	0.21			F/W
	LNSH139	32	0.41		H/W
SH029	LNSH141	40	1.95	30cm
	LNSH142	40	1.03				Duplicate of LNSH141
	LNSH143	40	0.85				Box sample
	LNSH144	40	0.19			F/W
	LNSH145	40	3.23		H/W
SH030	LNSH146	4	0.08	25cm
	LNSH147	4	0.11				Box sample
	LNSH148	4	0.23			F/W
	LNSH149	4	0.51		H/W
SH031	LNSH150	18	0.07	20cm
	LNSH151	18	0.05	20cm
	LNSH152	18	0.17				Box sample
	LNSH153	18	0.57			F/W
	LNSH154	18	0.15		H/W
SH032	LNSH155	2	3.08	30cm
	LNSH156	2	2.29				Box sample
	LNSH157	2	4.63			F/W
	LNSH158	2	2.43		H/W
SH033	LNSH159	4	1.44	30cm
	LNSH161	4	9.55				Box sample
	LNSH162	4	2.53			F/W
	LNSH163	18	0.85		H/W
	LNSH164	16	6.14	30cm
	LNSH165	16	29.1				Duplicate of LNSH164
	LNSH166	16	24				Box sample
	LNSH167	16	0.37			F/W
	LNSH168	16	0.82		H/W
SH034	LNSH169	16	0.56	25cm
	LNSH170	16	0.97	25cm
	LNSH171	16	0.26				Box sample
	LNSH172	16	0.1			F/W
	LNSH173	16	0.15		H/W
	LNSH174	16	0.94	15cm			Box sample
	LNSH175	16	0.2			F/W
	LNSH176	16	1		H/W
SH035	LNSH177	18.5	11.8	20cm
	LNSH178	18.5	28.6				Box sample
	LNSH179	18.5	0.22		F/W
	LNSH181	18.5	0.02			H/W
SH036	LNSH182	25.5	61.5	12cm
	LNSH183	25.5	0.84		F/W
	LNSH184	25.5	0.12			H/W

Gold Tailings Sampling

The Company began sampling mine tailings on July 5th and continued until August 9th, 2009.  A total of 97 individual tailing piles were sampled using augers for holes spaced on a 4 meter by 4 meter grid. A total of 2,478 samples were collected and assayed during this sampling program.  The sampling aimed at evaluating the tonnage and the average grade for the tailing piles.

Mine Dump Sampling

The Company began sampling Singida mine dumps on July 8th and continued until mid-September, 2009.  A total of 5,545 samples were collected with the purpose of determining the tonnage and grade of approximately 200 mine dumps on property controlled by the company.

Geophysical Surveying

Ground Magnetic Survey

A detailed ground magnetic survey is being conducted using Company owned equipment, the field data is transmitted on a daily basis for state of the art processing in Golden, Colorado.  The survey lines are oriented north-south; are 25 meters apart; 420 line kilometers are complete; another 56 line kilometers remain in progress (Map 19).

Map 19: Ground Magnetic Survey Traverse Plan Map

724000
724500
725000
725500
726000
726500
727000
727500
728000
728500
729000
729500
9414500
9414000
9413500
9413000
9412500
9412000
9411500
9411000
9410500
N
0 125 250 500 Meters
Geo Can Resources Co. Ltd
Sambaru, Londoni- Singida Project.
Central Tanzania, Singida Region.
Progressive magnetic survey
Legend.
Exploration Block.
Property not in Agreement.
Property in Agreement.
Magnetic survey profile
Projection: UTM ARC 1960
Datum: 36 Southern Hemisphere.

Based on images produced, there appears to be a northwest-southeast trending vein strike length of more than 5 kilometers. In addition, multiple parallel quartz veins appear to be present and are shown in yellow (Map 20) along with northeast trending mafic dikes. The trend appears to be open to the northwest and to the southeast; the northeast-southwest trending mafic dikes appear to cross-cut the major mineralized structures and may locate a possible open-pit drill target.

Map 20: Total Horizontal Gradient Magnetic Image and Interpreted Quartz Veins

Geo Can Resources Co. Ltd
Sambaru, Londoni- Singida Project.
Central Tanzania, Singida Region.
Total horizontal Gradient
Magnetic Image, Interpreted Quartz Vein
& Properties.
Legend.
Interpreted Quartz Vein.
Property not in Agreement.
Property in Agreement.
Projection: UTM ARC 1960
Datum: 36 Southern Hemisphere.
N
0 125 250 500 Meters
724000
724500
725000
725500
726000
726500
727000
727500
728000
728500
729000
729500
9414500
9414000
9413500
9413000
9412500
9412000
9411500
9411000
9410500

Induced Polarization (I.P.) Survey

The detailed I.P. survey results clearly define the northwest trending vein structures and also appear to show increased structural widths. These images will help define future drill locations.  Initial I.P. results are shown below in Map 21 and 22.

Map 21: Apparent Resistivity, Quartz Veins and Artisanal Shafts over Block C

N
1:2,000
0 50 100 200 Meters
Lake Victoria Mining Company
Singida Gold Project,
Central Tanzania, Singida Region.
3rd January 2010
APPARENT RESISTIVITY, QUARTZ VEINS
ARTISANAL SHAFTS- BLOCK C.
Projection: UTM ARC 1960
Datum: 36 Southern Hemisphere
Legend
Artisanal Shaft
Mapped Quartz vein.
Magnetic Interpreted Quartz Vein.
727200
727400
727600
727800
SH010
SH012
SH013
SH020
SH019
SH018
SH017
SH016
SH021
SH022
SH023
1293.2
1188.5
1117.0
1054.1
1011.3
973.2
939.5
908.2
879.3
852.1
826.3
796.7
772.9
750.1
727.3
705.5
683.8
662.3
640.9
615.1
593.6
572.2
550.5
528.7
505.9
483.1
459.3
429.7
403.9
376.7
347.8
316.5
282.8
244.7
201.9
139.0
67.5
-37.2
ohmmeters

Map 22: Gradient IP, Quartz Veins and Artisanal Shafts over Block C

N
1:2,000
0 50 100 200 Meters
Lake Victoria Mining Company
Singida Gold Project,
Central Tanzania, Singida Region.
3rd January 2010
GRADIENT IP, QUARTZ VEINS &
ARTISANAL SHAFTS- BLOCK C.
Projection: UTM ARC 1960
Datum: 36 Southern Hemisphere
Legend
Artisanal Shaft
Mapped Quartz vein.
Magnetic Interpreted Quartz Vein.
727200
727400
727600
727800
9412400
9412200
9412000
9411800
9411600
SH010
SH012
SH013
SH020
SH019
SH018
SH017
SH016
SH015
SH021
SH022
SH023
0.1
0.0
-0.0
milliseconds/m

Sampling Method and Approach

Detailed underground vein and wall rock samples, mine dump samples and artisanal mine tailing samples were collected by Lake Victoria mining company at the Singida gold project.  These sample results confirm the presence of multiple veins over at least a five kilometer long strike length.

Mineral Processing and Metallurgical Testing

We collected Singida artisanal mine tailings for gold recovery testing. The recovery tests were conducted at the Resource Development Laboratory, Golden Colorado. The tailing samples assayed 4.65 grams per metric ton gold, and bottle roll leaching tests, after: 6 hours resulted in 74.9 percent gold recovery; 24 hours resulted 81.9 percent extraction; and 48 hours yielded 86.6 percent recovery.

Mineral Resource and Mineral Reserve Estimates

No Reserves or Resources are present at this time.

Interpretation and Conclusions

Gold ores at Singida are associated with structurally controlled quartz veins with pyritic sulfides in volcanic greenstone host rocks. The combination of gold with northwest-southeast trending fracture zones, greenstone rocks and well defined geophysical targets makes Singida an attractive exploration target that is ready for drill targeting.

The main conclusions of Lake Victoria’s exploration activities are:

• the five kilometer long property has the potential and justifies an aggressive exploration.
• the quartz veins come to surface and artisanal mines can be expanded at depth with mechanical methods.
• the geology and geophysics of the area provides important target areas that require drilling to define the depth and strike potential.
• that on a regional scale, the strike of the main artisanal mining areas trends northwest-southeast.
• the gold mineralization is associated with silicified greenstone volcanic rocks; gold is coarse grained

ExplorationWork to be Planned

The proposed exploration program is designed to expand the known system and to advance the project towards possible production.

The proposed two-phase exploration and development program is summarized below:

• GPS-controlled geologic mapping to accurately locate all existing veins and artisanal mine sites.
• Soil geo-chem sampling to identify the anomalous zones and the gold desimination.
• Ground geophysical E-M survey to locate structural controls at depth below existing artisanal mines.
• Shallow trenching in selected areas to confirm parallel vein locations.
• Reverse Circulation drilling to test for gold values at 50 meters below existing workings.
• Diamond core drilling to test for gold and vein structures at 100 and 150 meters below existing workings.

Other Projects

On May 4, 2009, Kilimanjaro completed a Property Acquisition Agreement with Geo Can. Under the terms of the agreement Kilimanjaro acquired 100% interests of the mineral property assets of Geo Can which included 33 gold prospecting licenses and 13 uranium licenses. Included in this agreement were the Kalemela project’s licenses, Geita project’s license and Kinyambwiga project’s license. Although our exploration focus during this reporting period was on Kinyambwiga and Singida gold projects, we plan to commence initial exploration on our other gold projects during the upcoming reporting period as we continue to advance Kinyambwiga and Singida. See ITEM 2: Properties, Table 1 and Table 2 for a complete property license list by project, license number area, district and size.

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

Environmental Law

We are also subject to Tanzania laws dealing with environmental matters relating to the exploration and development of mining properties. While in the exploration stage, on any of our project areas, we are conscious of any environmental impact we may be having. However, our obligations are very limited, as our activities cause minimal environmental disturbances and are limited to mapping, sampling, trenching, geophysical surveying and drilling. Once project areas reach a point of being commercially feasible for mining then we will be required to conduct proper environmental impact studies based on feasibility reports and planned mining operations. We do protect the environment through any regulations affecting:

1. Health and Safety
2. Archaeological Sites
3. Exploration Access

Employees

To the extent possible we intend to use the services of subcontractors for manual labor and exploration work on our properties. Lake Victoria Resources (T) Limited, our wholly owned Tanzania subsidiary may hire subcontractors and employees to complete exploration work. A large skilled and unskilled workforce is readily available within Tanzania to satisfy any labour requirements we may have. Through contractors and skilled professional employees the company does provide any necessary on the job training to accomplish our exploration objectives.

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

ITEM 2.                      PROPERTIES.

Licenses

The following chart (Table 4) is a complete list of each gold license that we own by project name, license number, the area of location, district of its location and the size in square kilometers.  The gold license list (Table 4) is followed by a Table 5, a complete list of our uranium prospect licenses. We own no prospecting property other than the following licenses listed on Table 4 and 5:

Table 4: Gold Projects and License List
Project	License No	Area	District	Size (SqKm)
GEITA
	PL 2806/2004	Geita	Geita	21.59
	PL 5958/2009	Geita	Geita	20.85
				42.44

MUSOMA BUNDA
	PL 4511/2007	Masinono	Musoma	51.90
	PL 3966/2006	Suguti	Musoma	72.95
Kinyambwiga
	PL 4653/2007	Kinyambwiga	Musoma	30.89
	24 PML's
	1)PM0001173	Kinyambwiga	Musoma	8.36 Hectares
	2)PM0001174	Kinyambwiga	Musoma	8.36 Hectares
	3)PM0001175	Kinyambwiga	Musoma	8.36 Hectares
	4)PM0001176	Kinyambwiga	Musoma	8.36 Hectares
	5)PM0001177	Kinyambwiga	Musoma	8.36 Hectares
	6)PM0001178	Kinyambwiga	Musoma	8.36 Hectares
	7)PM0001179	Kinyambwiga	Musoma	8.36 Hectares
	8)PM0001180	Kinyambwiga	Musoma	8.36 Hectares
	9)PM0001181	Kinyambwiga	Musoma	8.36 Hectares
	10)PM0001182	Kinyambwiga	Musoma	8.36 Hectares
	11)PM0001183	Kinyambwiga	Musoma	8.36 Hectares
	12)PM0001184	Kinyambwiga	Musoma	8.36 Hectares
	13)PM0001185	Kinyambwiga	Musoma	8.36 Hectares
	14)PM0001301	Kinyambwiga	Musoma	8.36 Hectares
	15)PM0001302	Kinyambwiga	Musoma	8.36 Hectares
	16)PM0001307	Kinyambwiga	Musoma	8.36 Hectares
	17)PM0004582	Kinyambwiga	Musoma	8.36 Hectares
	18)PM0004583	Kinyambwiga	Musoma	8.36 Hectares
	19)PM0004584	Kinyambwiga	Musoma	8.36 Hectares
	20)PM0004585	Kinyambwiga	Musoma	8.36 Hectares
	21)PM0004586	Kinyambwiga	Musoma	8.36 Hectares
	22)PM0004587	Kinyambwiga	Musoma	8.36 Hectares
	23)PM0004588	Kinyambwiga	Musoma	8.36 Hectares
	24)PM0004589	Kinyambwiga	Musoma	8.36 Hectares
				155.74
BUHEMBA

	PL 2979/2005	Buhemba	Serengeti	33.86
	PL 5919/2009	Buhemba	Serengeti	34.92
				68.78

UYOWA
	PL 4531/2007	Uyowa	Urambo	95.12
	PL 3425/2005	Uyowa	Uyowa	171.20
	PL 5009/2008/	Uyowa	Urambo	244.32
	PL 5916/2009	Uyowa	Urambo	49.89
	PL 5153/2008	Uyowa	Uyowa	134.96
	PL 3557/2005	Uyowa	Uyowa	171.10
				866.59

Project	License No	Area	District	Size (SqKm)
KAHAMA SOUTH
	PLR 4188/2006	Kahama South	Kahama	184.00
	PLR 4189/2006	Kahama	Kahama	61.09
				245.09

TARIME NORTH MARA
	PL 4882/2007	Tarime	Nyagisa/Tarime	61.80
	PL 3340/2005	Ikoma	Tarime	195.50
	PL 3341/2005	Utegi	Tarime	51.51
	PL 3339/2005	Tarime	Tarime	3.59
	PL 4225/2007	Kiagata	Musoma	42.56
				354.96

NORTH MARA NYABIGENA EAST
	PL 3355/2005	Nyamwanga/Nyamongo	Tarime	24.17
	PL 4645/2007	Tarime	Tarime	16.90
				41.07

KUBAISI-KISERYA
	PL 3338/2005	Kubaisi	Musoma	25.64
				25.64

KAHAMA SHINYANGA
	PL 3439/2005	Salawe	Shinyanga	48.00
				48.00

KALEMELA
	PL 2747/2004	Magu	Magu	34.01
	PL 2910/2004	Bunda South	Bunda	37.90

	PL 3006/2005	Bunda	Bunda	56.56
	PL 5892/2009	Magu	Magu	29.67
	PL 5912/2009	Magu	Magu	56.74
	PL 5988/2009	Bunda South	Magu	38.92
				253.80

Singida
60 PMLs	200mx500m	Singida - Londoni	Singida	6

30 Prospecting Licenses (PLs) - Total SqKm				2142.25
84 Primary Mining Licenses (PMLs)

Table 5 – Uranium Projects and License List

Project	License No	Area	District	Size (SqKm)
MBINGA
	PLR 4433/2007	Mbinga	Songea	1,101.00
	PLR 4335/2007	Litembo	Mbinga	462.50
	PL 4254/2007	Pulambili	Mbinga	197.50
				1,761.00

KIWIRA
	PL 4651/2007	Makete	Makete & Kyela	173.00
	PL 4406/2007	Chunya	Mbeya	101.60
	PL 4514/2007	Kyela	Kyela	139.60
				414.20

NJOMBE
	PLR 4297/2007	Njombe	Makete	282.20
				282.20

LAKE RUKWA
	PLR 4068/2007	Chunya	Mbeya	268.80
				268.80

MKUJU EAST
	PLR 4692/2007	Madaba	Liwale	423.50
	PLR 4644/2007	Madaba North	Liwale and Kilombero	672.79
				1,096.29

10 Prospecting Licenses - Total (Sqkm)				3,822.49

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

PART II

ITEM 5.                      MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are traded on the Bulletin Board operated by the Federal Industry Regulatory Authority under the symbol “LVCA.”  A summary of trading by quarter for 2010 and 2009 fiscal years are as follows:

Fiscal Year
2010	High Bid	Low Bid
Fourth Quarter 1-01-10 to 3-31-10	$ 0.65	$ 0.33
Third Quarter 10-01-09 to 12-31-09	$ 1.46	$ 0.56
Second Quarter 7-01-09 to 9-30-09	$ 0.98	$ 0.50
First Quarter 4-01-09 to 6-30-09	$ 0.58	$ 0.42

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter 1-01-09 to 3-31-09	$ 0.62	$ 0.34
Third Quarter 10-01-08 to 12-31-08	$ 1.20	$ 0.55
Second Quarter 7-01-08 to 9-30-08	$ 1.22	$ 0.44
First Quarter 4-01-08 to 6-30-08	$ 0.90	$ 0.02

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

Securities authorized for issuance under equity compensation plans

We do not have an equity compensation plans and accordingly we do not have securities authorized for issuance hereunder.

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

   During January 2010, the Company's management reevaluated its accounting treatment of the presentation of its business combination and relationships with related parties. The Company has made several changes to the narrative sections of their previous filings and restated its financial statements to conform to our understanding of the relative effects of this reevaluation.

    Kilimanjaro Mining Company Inc (“Kilimanjaro”) initially classified their ownership in Lake Victoria as a temporary investment. The securities were classified as available for sale and reported at fair value. The investment was revalued at each reporting period to fair value and the gain/loss on investment was recorded as other comprehensive income. The management of Kilimanjaro re-evaluated that Kilimanjaro’s control position during the transition period and determined Kilimanjaro and its control group retained permanent control of Kilimanjaro and its subsidiary throughout the periods presented. Although Kilimanjaro’s investment was temporarily diluted, the investors were passive investors and management and the directors retained control of Kilimanjaro through the subsequent acquisition.  The financial statements have been presented to fully disclose this method of accounting.

On August 7, 2009, Kilimanjaro and Lake Victoria completed the Securities Exchange Agreement (the “Acquisition”) under which Lake Victoria acquired all of the issued and outstanding common shares of Kilimanjaro. The stockholders of Kilimanjaro received shares representing approximately 67% of Lake Victoria’s issued capital shares. Since the stockholders of Kilimanjaro own a majority of the outstanding shares of the common stock of Lake Victoria, the Acquisition was accounted for as a “reverse acquisition restructuring” and recapitalization, whereby Kilimanjaro is the accounting acquirer for financial statement purposes which includes the complete financial information on its controlled subsidiary which was Lake Victoria. Additionally, Kilimanjaro and Lake Victoria were under common control since each of the entities’ inception. Accordingly, the two entities were consolidated for all periods since its inception.

Results of Operations

For the twelve months ending March 31, 2010 compared to the twelve months ending March 31, 2009:

For the twelve months ending March 31, 2010, we recorded a net loss before attribution of the non-controlling interest of $8,034,469. After attribution of the non-controlling interest of $1,927,226, the loss attributed to the Company was $6,107,243, or $0.12 per share compared to a net loss for the corresponding period of 2009 of $1,401,281 or $0.06 per share. All discussions of expenses reflect no attribution to the non-controlling interest.

General and administrative expense for the twelve months ending March 31, 2010 increased by $1,364,037 to $1,455,998 compared to $91,961 for the same period in 2009.

Property acquisition costs during the 2010 twelve months period decreased by $2,529,689 to $3,935,611 compared to $6,465,300 in 2009.

Exploration costs during the 2010 twelve months period decreased by $210,357 to $803,810 as compared to $1,014,167 for the same period of 2009.

Consulting fees for the twelve months ended March 31, 2010 increased to $1,455,922 compared to $425,173 for the same period of 2009.

Management and director fees in the 2010 period increased to $198,017 compared to $120,500 in 2009.

As of May 19, 2010, the Company completed a private placement of 10,473,000 units at $0.20 per share for total consideration of $2,063,100 and subscription receivable of $20,000, net of cost of $11,500. Of this, 7,343,650 units were sold for cash consideration of $1,448,730 as of March 31, 2010. Each Unit consists of one share of common stock and one redeemable warrant.  One redeemable warrant and payment of $1.25 entitles the holder to purchase one additional share of common stock.  The exercise period of the redeemable warrants is thirty-six months from January 28, 2010. Included in the private placement were 1,350,000 units issued to three directors and officers for $270,000.

On December 31, 2009, the Company completed a private placement of 2,701,001 units at $0.60 per unit for cash of $1,574,704, net of cost of $45,900. Each unit consists of one share of common stock and one redeemable warrant. Two redeemable warrants and payment of $1.25 entitles the holder to purchase one additional share of common stock. The exercise period of the redeemable warrants is thirty-six months from September 9, 2009. As of September 30 and December 31, 2009, the Company received $120,000 and $1,454,704, respectively.

On November 9, 2009, we incorporated Lake Victoria Resources (T) Limited, in Tanzania, as a wholly owned subsidiary corporation to conduct exploration and mining activities on all of our mineral properties.

On July 8, 2009, Kilimanjaro Mining Company, Inc. and Lake Victoria Mining Company, Inc. entered into a Securities Exchange Agreement (the “acquisition”) under which Lake Victoria acquired all of the issued and outstanding common shares of Kilimanjaro.  Prior to the acquisition, Lake Victoria was a registrant with the Securities and Exchange Commission and a consolidated subsidiary of Kilimanjaro. Kilimanjaro and Lake Victoria had been under common control since each of the entities’ inception. The acquisition was completed on August 7, 2009 and the stockholders of Kilimanjaro received approximately 67% of the Company’s issued capital shares.  The acquisition was accounted for as a “reverse acquisition restructuring” and recapitalization of Kilimanjaro.  As the result of this transfer, the former stockholders of Kilimanjaro owned a majority of the outstanding shares of the common stock of the Company, and Kilimanjaro was treated as the accounting acquirer for financial statement purposes. Since Lake Victoria was a consolidated subsidiary of Kilimanjaro, all of the historical accounting information previously reported by the registrant is incorporated in the historical financial information of the Company’s consolidated financial statements. Accordingly, the two entities consolidation reflects all of the historical financial information without any modification for recognition of fair value adjustments based upon a business combination.  The equity of Kilimanjaro for accounting purposes was restated in the legal framework of its previously controlled subsidiary Lake Victoria.  The continuing legal entity is Lake Victoria Mining Company, Inc. and all equity information has been restated under its share structure and the continuing accounting of the consolidated results of operations are based upon Kilimanjaro’s consolidation of financial information from inception.

Plan of Operation

Our exploration objective is to find an economic mineral body containing gold. Our success depends upon finding mineralized material. This includes a determination by our contracted consultants and professional staff whether the property contains resources and/or reserves. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average percentage grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do so or because it is not economically feasible to do so, we will cease operations and you could lose your investment.

In addition, we may not have enough money to complete exploration of our properties. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from another public offering, a private placement or loans. At the present time, we are attempting to raise additional money, but there is no assurance that we will be successful. If we need additional money and can’t raise it, we will have to suspend or cease operations until we succeed in raising additional money.

We must continue to conduct exploration to determine what amount of gold and other minerals, if any, exist in our properties and if any minerals which are found can be economically extracted and profitably processed. We contracted with Geo Can Resources Company Limited (“Geo Can”), which is a contract services exploration company in Tanzania, East Africa, to perform exploration services on all our properties. All exploration and payment commitments as per agreements between Geo Can and the Company for the Geita, Kinyambwiga and Kalemela projects were cancelled as part of the agreement between Geo Can and Kilimanjaro prior to the August 7, 2009 share exchange agreement. Both companies have mutually agreed that the exploration agreements were terminated in November 2009 when the Company incorporated its own exploration subsidiary, Lake Victoria Resources (T) in Tanzania.

PROJECTS

On May 4, 2009, Kilimanjaro completed a Property Acquisition Agreement with Geo Can Resources Company Limited (“Geo Can”). Under the terms of the agreement Kilimanjaro acquired a 100% interest of the mineral property assets of Geo Can which included 33 gold prospecting licenses and 13 uranium licenses. Geo Can had entered into property agreements regarding some of these resource properties with Lake Victoria before the share purchase agreement and now Geo Can no longer has any interest in those prior property agreements.

The May 4, 2009 Property Acquisition dramatically increased our prospecting property portfolio in Tanzania overnight. All of the Company’s mineral property interests are located in Tanzania. Geo Can holds resource properties in trust for Kilimanjaro. Most of the resource property interests are still formally registered to Geo Can to save on registration fees until the annual filing for each property comes due at which time the formal registration of each property will be transferred to Kilimanjaro or as directed by Kilimanjaro.

Our exploration focus throughout this reporting period was on advancing Kinyambwiga and Singida gold projects. This will continue in 2010 and we plan to commence initial exploration on our other projects in conjunction with continuing to advance these two projects.

Kalemela Gold Project

Kalemela project is comprised of PL2747/2004, PL2910/2004, PL3006/2005, PL2892/2009, PL5912/2009 and PL5988/2009 totaling approximately 253.80 sq. km.  The first event that occurred, on April 1, 2007, was the acquisition of the prospecting license, PL2747/2004 from Uyowa Gold Mining and Exploration Company Limited, P.O. Box 3167, Dar es Salaam, Tanzania. Kalemela Gold Project license number: PL2747/2004 is located within the Southeastern Lake Victoria Goldfields in Northern Tanzania in Magu District, Mwanza Region and is approximately 125 kilometers northeast of Mwanza. This was followed by a physical examination of the property by Dr. Roger A. Newell, a geologist, our president and director. The license is recorded in Geo Can’s name. Following the initial examination, we entered an Exploration Services Agreement with Geo Can to conduct geologic mapping, soil and rock sampling and ground magnetic surveys.

Subsequently, on November 18, 2008 we acquired two adjacent and contiguous licenses PL3006/2005 and PL2910/2004. We expanded our mineral exploration budget with Geo Can to complete a similar initial exploration program that was conducted on PL2747/2004. We have completed the initial exploration of PL3006/2005 and PL2910/2004.  The three licenses totaled about 260 square kilometers. Results of geologic mapping, ground magnetic surveying and soil and rock sampling have identified exploration sites suitable for electrical induced polarization (I.P.) geophysical surveys to further define possible drill targets. Depending on available resources and project scheduling, follow up soil sampling will be conducted to confirm previous sampling results, followed by a targeted electrically induced polariztion (I.P.) geophysical survey and a possible initial drill program. No additional work was conducted on the Kalemela project during this reporting period.

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

On August 10, 2009, the Company decided to release the above three licenses and transferred them back to State Mining Company on August 11 and September 15, 2009.  The Company has abandoned its interests in this project and will not be involved any further exploration activities.

Geita Project  PL2806/2004 and PL5958/2009

On January 27, 2009, we executed a definitive Option Agreement (the “Option”) with Geo Can to earn a 50% interest in Geo Can’s Geita Gold Project, Prospecting License Number PL2806. Under the terms of the Option, we acquired a 50% interest in the “Property” totaling 43.77 sq km. The “Option” also provides for the Company to acquire, through “Remaining Interest Options,” up to a 75% interest in the gold project. The Geita Gold Project (License number: PL2806/2004) is located in Northern Tanzania within the Lake Victoria goldfields in the Geita District, Mwanza Region. This license is approximately 300 meters south of AngloGold-Ashanti’s world-class Nyankanga gold deposit, about 6 kilometers west of the town of Geita and about 78 kilometers west of Mwanza. The original prospecting license PL2806 has been divided and the project is now comprised of two licenses: PL2806/2004 – 21.59 sq.km. and PL5958/2009 – 20.85 sq.km. which totals about 42.44 sq.km.

During 2008 Geo Can completed detailed ground magnetic surveys, and both reconnaissance and detailed electrical prospecting (induced polarization, I.P.) surveys. Following this work, we commenced drilling on the Geita Project in January, 2009 and completed 37 reverse circulation drill holes for a total of 3,508 meters (11,506 feet). The drilling identified sub-economic gold values; the best mineralized intersection was 2 meters of 3.03 grams per metric ton from 50 meters to 52 meters in drill hole GR-15. The geophysical and geological information continues to be reviewed to determine if additional exploration targets exist that justify additional work. No additional work was conducted on the project during this reporting period.

Kinyambwiga Gold Project

The Kinyambwiga Gold Project is about 208 kilometers northeast of the city of Mwanza in northern Tanzania. On April 2, 2009 we completed an “Option to Purchase Prospecting Licenses Agreement” with Geo Can for PL4653/2007. Under the terms of the agreement and the consideration paid, we will acquire the exclusive and irrevocable option to acquire from Geo Can an 80% undivided interest in PL4653/2007.  Previous exploration work completed included: geological and regolith mapping, ground magnetics at 200m grid, geochemical soil sampling at 200X50 grid, trenching, pitting and 6000 meters of RAB and 1300 meters of RC drilling. A detailed ground magnetic survey at 50m grid spacing was completed on a portion of the prospecting license, and on June 4th, 2009 we began to excavate exploration trenches to further expose previously identified quartz veins. Over 50 trenches have been excavated and rock samples from the trenches have been submitted to an assay laboratory.  Detailed ground magnetic surveying suggested that the previously identified quartz veins have a strike length of at least one kilometer.  A detailed trenching program further defined the quartz veins, and 134 samples collected from 22 trenches averaged 2.28 grams per metric ton. An additional 24 bulk samples were selected for leach assaying these samples returned and average of 3.48 grams per metric ton.  Routine fire assays for these same 24 bulk samples averaged 3.56 grams per metric ton.  Previous excavations and shallow reconnaissance drilling suggests that multiple veins are present and may extend over a 2 kilometer distance.  Additional RC and core drilling may be planned to confirm these assay results at depth below selected trenches and artisanal mine workings.

Singida Gold Project

Company personnel first visited the Singida project area during March, 2009 and became aware of the high level of artisanal (small scale) gold mining that was being conducted along an estimated five (5) kilometer mineralized zone. Subsequently, on May 15, 2009, the Company signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of March 31, 2010, this director has entered into several different Mineral Properties Sales and Purchase agreements with multiple PML owners that hold title to the licenses along the mineralized zone at the Singida project area. Twenty-three (23) PML agreements were executed for an outright purchase of the PMLs and they have been completed. These twenty-three PMLs have been 100% acquired by this director in behalf of the Company. The Company also has option agreements to acquire an additional thirty-seven (37) PMLs within a targeted area at the Singida project. Under the terms of all the agreements, if we complete all sixty (60) of the various agreements, that combined form the Singida project area, then our total purchase consideration will be $7,029,404 by February, 2013.

At the option of the Company, we may relinguish any PML at any time during the agreement and transfer the title back to the original owner. Also, at the option of the Company, a 2% Net Smelter Production royalty or 2% of the Net Sale Value may be substituted in place of the final payment for each PML and paid on a pro rata basis determined by the total final number of PMLs involved in a special mining license.

On October 27, 2009, the Company signed and renewed a Mineral Properties Purchase Financing Agreement with one director of the Company which replaced the initial agreement with Kilimanjaro Mining on May 15, 2009.  According to the renewed agreement, the Company shall provide all the finances required for acquiring and developing the PMLs in the Singida Project area and the Company will continue to have a 100% beneficial interest in all PMLs acquired by the director pursuant to the initial and renewed agreement.

On January 19, 2010, a director on behalf of the Company signed second addendums to Singida mineral properties sales and purchase agreements (“mineral agreement”) in 2009. The addendums revised and extended the secondary payments of the mineral agreements.

As of March 31, 2010, under the terms of the mineral properties sales and purchase agreements the Company has completed initial option payments in the amount of $904,148 and $61,482 is accrued as a short term liability.

The Singida Gold Project lies about 600 kilometers south of the city of Mwanza.  The Singida project is the location of active artisanal mining and we have conducted detailed underground sampling, sampling of artisanal mine waste dumps and processed tailing piles.  More than 8,200 samples have been collected and assayed.  From 36 mine shafts and connected workings, over a strike length of about 5km, 176 samples averaged 7.1 grams per metric ton; assays for 1,138 samples from artisanal mine dumps located at surface and containing about 20,000 tons average about 2.14 g/t; the amount of gold present in the dumps is about 1,370 ounces.  An additional number of dumps are present that contain an estimated 70,000 tons. Assay results from 2,478 tailing samples were also received; an initial 75 processed tailing piles contain about 20,000 tons with an average grade of 3.05 g/t.  An additional 22 processed tailing piles contain about 6,000 tons with an average of 6.78 g/t gold.  The estimated contained gold is about 1,900 ounces and 1,300 ounces respectively. Together there are about 26,000 tons of tailings containing about 3,200 ounces of gold. A detailed ground magnetic survey, at 25 meter grid spacing, was conducted over the mineralized area which appears to extend in a northwest – southeast direction for a distance of 5 kilometers or more.  The mineralized zone consists of quartz veins varying from about 0.3 to 2 meters thick in greenstone rocks, and the sampled artisanal mine shafts averaged about 50 meters deep.  Additional work is planned at Singida which may involve I.P. surveying and drilling below the artisanal workings to confirm mineralization at depth below the current workings.

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

We may interest other companies in our properties if we find mineralized materials. Depending on the discovery, we may try to develop the reserves ourselves and through the use of contracted consultants. Our portfolio of projects is very large and we may interest other companies in properties to participate in the exploration of them, through option or joint venture agreements to find mineralized material.

If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans for future activities.

All of the work on our properties is conducted by contractors that the Company has hired through exploration service contracts or employees hired through Lake Victoria Resources (T) Limited, a wholly owned Tanzania corporation. The contractors are responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and evaluation and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

Liquidity and Capital Resources

As of May 19, 2010, the Company completed a private placement of 10,473,000 units at $0.20 per share for total consideration of $2,063,100 and subscription receivable of $20,000, net of cost of $11,500. Of this, 7,343,650 units were sold for cash consideration of $1,448,730 as of March 31, 2010. Each Unit consists of one share of common stock and one redeemable warrant.  One redeemable warrant and payment of $1.25 entitles the holder to purchase one additional share of common stock.  The exercise period of the redeemable warrants is thirty-six months from January 28, 2010. Included in the private placement were 1,350,000 units issued to three directors and officers for $270,000.

On December 31, 2009, the Company completed a private placement of 2,701,001 units at $0.60 per unit for cash of $1,574,704, net of cost of $45,900. Each unit consists of one share of common stock and one redeemable warrant. Two redeemable warrants and payment of $1.25 entitles the holder to purchase one additional share of common stock. The exercise period of the redeemable warrants is thirty-six months from September 9, 2009. As of September 30 and December 31, 2009, the Company received $120,000 and $1,454,704, respectively.

As of March 31, 2010 and 2009, the Company has warrants and financing options outstanding to purchase 13,006,651 and 4,312,500 common shares, respectively.

On August 7, 2009 the Company issued 37,653,549 common shares pursuant to a share exchange agreement with Kilimanjaro. Of these shares, 24,478,300 had been issued originally by Kilimanjaro prior to December 31, 2008. The remaining portions of the underlying shares were issued by Kilimanjaro prior to the August 7, 2009 share exchange agreement for the following purposes:

1,747,200 were issued for cash at $0.25 per share
6,211,500 were issued for acquisition of mineral properties
3,172,042 were issued for payment of consulting services

According to the share exchange agreement, Kilimanjaro, on August 7, 2009, cancelled 4,000,000 common shares held in its subsidiary, Lake Victoria, of which 3,000,000 shares were originally issued to Kilimanjaro and 1,000,000 shares to former directors on March 14, 2007, the inception of the subsidiary.  Also in accordance with the share exchange agreement Kilimanjaro, on August 7, 2009, cancelled 6,350,300 common shares in its subsidiary Lake Victoria which included 2,350,300 shares issued on December 23, 2008 and 4,000,000 shares issued on February 13, 2009 to Geo Can Resources Ltd. and acquired in May 2009 by Kilimanjaro.

In January, 2009, Kilimanjaro cancelled 33,600 common shares in the amount of $14,000 due to the request of an individual investor to withdraw his private placement.

Lake Victoria, prior to the share exchange agreement with its controlling parent company, Kilimanjaro, issued the following shares as the reporting registrant and subsidiary of Kilimanjaro:

On April 15, 2009 Lake Victoria granted 70,000 restricted common shares at a fair value of $35,000 to officers and directors. The shares were issued on August 4, 2009.

On February 13, 2009, the Company issued 4,000,000 shares of common stock at a fair value of $1,840,000 in accordance with the January 21, 2009 Option to Purchase agreement for Geita PL 2806/2004.  All of these shares were acquired by Kilimanjaro as part of a share exchange in May 2009.

On January 21, 2009 Lake Victoria entered into an option to purchase prospecting license agreement with Geo Can Resources Ltd. to acquire prospecting license PL2806/2004 at Geita area in Geita District. The total consideration includes an aggregate cash payment of $200,000 and issuance of 5,500,000 shares of common stocks.

Recent accounting pronouncements

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 "Amendments to Certain Recognition and Disclosure Requirements," effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC's literature. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued Financial Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“Update 2010-06”). Update 2010-06 is intended to improve disclosures originally defined in accounting standards. Update 2010-06 requires new discloses summarized as follows:

1)           Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2)           Activity in level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements.

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of this standard to have a direct quantitative material impact on its financial position or results of operations.

In January 2010, the FASB issued two ASU's that (1) codify SEC Observer comments made at the June 2009 EITF meeting and (2) make technical corrections to several SEC sections of the FASB Codification. In general, the two ASU's, do not change existing practice. ASU 2010-05, Compensation--Stock Compensation (TOPIC 718)--Escrowed share arrangements and the presumption of compensation, codifies EITF Topic D-110, escrowed share arrangements and the presumption of compensation, which provides the SEC staff's view on when an escrowed share arrangement involving shareholders is presumed to be compensatory and the factors to consider when analyzing whether that presumption has been overcome.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
FINANCIAL STATEMENTS
Balance Sheets	F-2
Statements of Operations	F-3
Statement of Stockholders' Deficit	F-4
Statements of Cash Flows	F-5 - F-6
NOTES TO THE FINANCIAL STATEMENTS	F-7 - F-22

To the Board of Directors and Stockholders of
Lake Victoria Mining Company, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Lake Victoria Mining Company, Inc. (an exploration stage company) as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from December 11, 2006 (inception) to March 31, 2010. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Victoria Mining Company, Inc. as of March 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended and for the period from December 11, 2006 (inception) to March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and has an accumulated deficit at March 31, 2010. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BEHLERMICK PS
BehlerMick PS
Spokane, Washington
July 13, 2010

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$955,401	$530,569
Advances and deposits	4,224	3,792
Advances to related party	499,043	1,537,849
Total Current Assets	1,458,668	2,072,210

PROPERTY AND EQUIPMENT, NET	100,864	8,322

TOTAL ASSETS	$1,559,532	$2,080,532

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$99,736	$24,344
Accounts payable-related party	700,523	334,914
Acquisition liabilities - related parties	61,482	300,000
Accrued expenses	-	125,000
Other payables	29,178	-
Total Current Liabilities	890,919	784,258

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.00001 par value: 100,000,000	-	-
authorized, no shares outstanding
Common stock, $0.00001 par value;
100,000,000 shares authorized 67,871,225 and 26,522,808
shares issued and outstanding, respectively	679	266
Additional paid-in capital	9,110,183	2,935,914
Subscription receivable	(20,000)	(13,280)
Accumulated deficit during exploration stage	(8,422,249)	(2,315,005)
	668,613	607,894

NON-CONTROLLING INTEREST	-	688,380
Total Stockholders' Equity (Deficit)	668,613	1,296,274

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	$1,559,532	$2,080,532

The accompanying notes are an integral part of these consolidated financial statements

LAKE VICTORIA MINING, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year	December 11, 2006
	Ended	Ended	(Inception) to
	March 31, 2010	March 31, 2009	March 31, 2010
REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	1,455,998	91,961	1,953,577
Amortization and depreciation expenses	10,727	2,869	13,881
Professional fees	1,455,922	425,173	2,463,671
Management and director fees	198,017	120,500	137,267
Travel and accommodation	114,842	56,630	310,120
Acquisition costs	3,935,611	6,465,300	10,400,911
Exploration costs	803,810	1,014,167	1,817,977
Total operating expense	7,974,927	8,176,600	17,097,404

LOSS FROM OPERATIONS	(7,974,927)	(8,176,600)	(17,097,404)

OTHER INCOME (EXPENSES)
Other income from professional services	-	-	15,900
Gain or (loss) on long-term investments	10,000	(5,000)	5,000
Exchange loss	(70,153)	-	(70,153)
Interest income	1,133	4,235	5,475
Interest expense	(522)	-	(522)
Total other expenses	(59,542)	(765)	(44,300)

LOSS BEFORE TAXES	(8,034,469)	(8,177,366)	(17,141,705)

INCOME TAX EXPENSE (BENEFIT)	-	-	-

NET LOSS	$(8,034,469)	$(8,177,366)	$(17,141,705)

LOSS ATTRIBUTABLE TO
NON-CONTROLLING INTEREST	1,927,226	6,776,084	8,719,456

NET LOSS ATTRIBUTABLE TO PARENT	$(6,107,243)	$(1,401,281)	$(8,422,249)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.12)	$(0.06)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	49,105,191	25,204,200

The accompanying notes are an integral part of these consolidated financial statements

LAKE VICTORIA MINING, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
	For the Year	For the Year	December 11, 2006
	Ended	Ended	(Inception) to
	March 31, 2010	March 31, 2009	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,107,243)	$(1,401,281)	$(8,422,249)
Adjustments to reconcile net loss to net cash
Amortization and depreciation	10,727	2,869	13,881
Loss in subsidiary attributed to non-controlling interest	(1,927,226)	(6,776,084)	(8,719,456)
Share payments for mineral interest acquisition costs	-	5,880,300	-
Share payments for consulting services	2,292,623	-	2,490,123
Restructuring charges	(2,698,147)	-	(2,698,147)
Share issued for acquisition	4,388,118	-	10,268,425
Loss(gain) on other investment	(10,000)	5,000	(5,000)
Accounts receivable exchange for acquiring mineral interest	1,500,000	-	1,500,000
Directors' compensation share payments	35,000	-	35,000
Provided (used) by operating activities:
Decrease (Increase) in accounts receivable	(423)	(63,792)	(64,218)
Decrease(Increase) in advances to related party	(521,193)	(500,268)	(1,999,043)
Increase in accounts payable	500,973	640,662	860,261
Increase(Decrease) in in accounts payable - related party payable	(238,518)	-	61,482
Increase (Decrease) in accrued expenses	(125,000)	48,710	-
Increase (Decrease) in other payables	29,178	(79)	29,178
Net cash used by operating activities	(2,871,104)	(2,163,964)	(6,649,763)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant, and equipment	(103,269)	(7,706)	(114,745)
Proceeds of subsidiary stock issuances	-	1,500,000	1,600,300
Purchase of investment	-	(5,000)	(5,000)
Proceeds from sale of investment	10,000	-	10,000
Net cash provided(used) from investing activities	(93,269)	1,487,294	1,490,555

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	3,389,205	851,684	6,128,609
Payment for cancellation of stock	-	-	(14,000)
Related party payable proceeds	-	-	420
Related party payable payments	-	(420)	(420)
Net cash provided by financing activities	3,389,205	851,264	6,114,609

Net increase (decrease) in cash and cash equivalents	424,832	174,594	955,401

CASH AT BEGINNING OF PERIOD	530,570	355,975	-

CASH AT END OF PERIOD	$955,401	$530,569	$955,401

SUPPLEMENTAL CASH DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$(522)	$-	$(522)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for subscription receivable	$20,000	$-	$33,275
Investment acquired through payable	$8,000	$30	$8,030
Received exchange for long term investment	$10,000	$-	$10,000

The accompanying notes are an integral part of these consolidated financial statements

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)

					Accumulated
					Deficit	Total
			Additional		During	Stockholders’	Non-
	Common Stock		Paid-in	Subscription	Exploration	Equity	Controlling
	Shares	Amount	Capital	Receivable	Stages	(Deficit)	Interest
Balance, at December 12, 2006	-	$-	$-	$-	$-	$-	$-

Common stock issued in December for cash
at $0.001 per share	14,730,000	147	12,128	(9,775)	-	2,500	-

Common stock issued in February for consulting
service provided @ $0.10 per share	2,370,000	24	197,476	-	-	197,500	-

Subsidiary equity interest purchased in March
by non-controlling interests	-	-	-	-	-	-	10

Net loss for period ended
March 31, 2007	-	-	-	-	(294,102)	(294,102)	(7,441)

Balance, at March 31, 2007	17,100,000	$171	$209,604	$(9,775)	$(294,102)	$(94,102)	$(7,431)

Common stock issued in April for cash
at $0.10 per share	5,172,000	52	430,948	(3,500)	-	427,500	-

Common stock issued in October for cash
at $0.75 per share	2,201,923	22	1,375,748	-	-	1,375,770	-

Common stock issued in November for cash
at $0.75 per share	48,000	-	30,000	-	-	30,000	-

As of October, Subsidiary equity interest purchased
by non-controlling interests	-	-	-	-	-	-	100,300

Miscellaneous adjustments to Equity	-	-	-	(5)	-	(5)	-

Common stock issued in February for cash
at $0.75 per share	60,720	1	37,949	-	-	37,950	-

Net loss for period ended
March 31, 2008	-	-	-	-	(619,622)	(619,622)	(8,705)

Balance, March 31, 2008	24,582,643	$246	$2,084,249	$(13,280)	$(913,724)	$1,157,491	$84,164

Common stock issued in April for cash
at $0.75 per share	208,000	2	129,998	-	-	130,000	-

Common stock issued in December for cash
at $0.50 per share	1,765,765	18	735,667	-	-	735,684	-

As of May, Subsidiary equity interest purchased
by non-controlling interests	-	-	-	-	-	-	250,000

As of November, Subsidiary equity interest purchased
by non-controlling interests	-	-	-	-	-	-	250,000

As of November, Subsidiary equity interest purchased
by non-controlling interests	-	-	-	-	-	-	1,000,000

Subsidiary equity interest issued in December for
mineral properties acquisition	-	-	-	-	-	-	2,350,300

Common stock cancelled for refund
at $0.50 per share	(33,600)	-	(14,000)	-	-	(14,000)	-

Subsidiary equity interest issued in January for
mineral properties acquisition	-	-	-	-	-	-	1,690,000

Subsidiary equity interest issued in January for
mineral properties acquisition	-	-	-	-	-	-	1,840,000

The accompanying notes are an integral part of these consolidated financial statements

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)

					Accumulated
					Deficit	Total
			Additional		During	Stockholders’	Non-
	Common Stock		Paid-in	Subscription	Exploration	Equity	Controlling
	Shares	Amount	Capital	Receivable	Stages	(Deficit)	Interest
Net loss for period ended
March 31, 2009	-	-	-	-	(1,401,281)	(1,401,281)	(6,776,084)

Balance, March 31, 2009	26,522,808	$266	$2,935,914	$(13,280)	$(2,315,005)	$607,894	$688,380

Subsidiary equity interest issued in April for
directors compensation	-	-	-	-	-	-	35,000

Common stock issued in May for Mineral
Properties Acquisition	6,211,500	62	2,588,063	-	-	2,588,125	-

Common stock issued in June for cash
at $0.25 per share	1,747,200	17	363,983	-	-	364,000	-

Common stock issued in June for consulting
service provided	186,000	2	38,748	-	-	38,750	-

Common stock issued in June for consulting
service provided	1,186,200	12	322,113	-	-	322,125	-

Common stock issued in June for consulting
service provided	1,620,720	16	337,634	-	-	337,650	-

Common stock issued in June for consulting
service provided	179,122	2	59,705	-	-	59,707	-

Subsidiary equity interest issued in June for mineral
properties acquisition	-	-	-	-	-	-	1,800,000

As of August, loss attributable to Non-controlling Interest	-	-	-	-	-	-	(1,927,226)

As of August, Reverse acquisition restructuring of the
non-controlling interest and investment held by parent company	18,198,000	182	(2,102,180)	5	-	(2,101,993)	(596,154)

Common stock attached with warrants to be issued
in September for cash at $0.60 per share	200,000	2	119,998	-	-	120,000	-

Common stock issued in November for consulting
service provided	255,000	3	152,997	-	-	153,000	-

Common stock issued in November for consulting
service provided	201,250	2	120,748	-	-	120,750	-

Common stock issued in November for consulting
service provided	1,450,000	15	1,217,986	-	-	1,218,000	-

Common stock issued in December for consulting
service provided	68,775	1	42,639	-	-	42,640	-

Common stock attached with warrants issued
in December for cash at $0.60 per share net of costs of $45,900	2,501,001	25	1,454,679	-	-	1,454,704	-

Received subscription payment	-		-	13,275	-	13,275	-

Common stock attached with warrants issued
in March for cash at $0.20 per share net of costs of $11,500	7,343,650	73	1,457,157	(20,000)	-	1,437,230	-

Net loss for period ended
March 31, 2010	-	-	-	-	(6,107,243)	(6,107,243)	-

Balance, at March 31, 2010	67,871,225	$679	$9,110,183	$(20,000)	$(8,422,249)	$668,613	$-

The accompanying notes are an integral part of these consolidated financial statements

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 -                      DESCRIPTION OF BUSINESS

Lake Victoria Mining Company, Inc. (formerly known as Kilimanjaro Mining Company, Inc.) was incorporated on December 11, 2006 under the laws of the State of Nevada.  Throughout the notes to the consolidated financial statements the term “Company” refers to the consolidated combined financial information of Kilimanjaro Mining Company, Inc. (“Kilimanjaro”) and its previously reporting subsidiary Lake Victoria Mining Company, Inc. (“Lake Victoria”). The Company is also referred to as “we”, “us” and “our”. The Company’s administrative office is located in Golden, Colorado.

On March 21, 2007, Kilimanjaro acquired upon initial capitalization 3,000,000 restricted common shares of Lake Victoria, which represented 75% of Lake Victoria’s outstanding shares. During 2008 and the first three months in 2009, the Company’s direct ownership of Lake Victoria fell below the accounting threshold of 50% for consolidation. The Company evaluated the issue of control and determined that the Company’s loss of direct ownership position was temporary as the companies shared management, directors and others in their control group and the majority interest was held by passive investors. Passive investors are investors who do not hold the securities with the purpose or effect of changing or influencing the control of the Company, or in connection with or as a participant in any transaction having that purpose or effect. However, the Company retained control of Lake Victoria and continued to consolidate and treat Lake Victoria as a subsidiary. The financial statements for the fiscal year ending March 31, 2010 and 2009 include Lake Victoria and the non-controlling interest, which is held by passive investors, and is reflected in these statements.

On July 8, 2009, Kilimanjaro Mining Company, Inc. and Lake Victoria Mining Company, Inc. entered into a Securities Exchange Agreement (the “acquisition”) under which Lake Victoria acquired all of the issued and outstanding common shares of Kilimanjaro.  Prior to the acquisition, Lake Victoria was a registrant with the Securities and Exchange Commission and a consolidated subsidiary of Kilimanjaro. Kilimanjaro and Lake Victoria had been under common control since each of the entities’ inception. The acquisition was completed on August 7, 2009 and the stockholders of Kilimanjaro received approximately 67% of the Company’s issued capital shares.  The acquisition was accounted for as a “reverse acquisition restructuring” and recapitalization of Kilimanjaro.  As the result of this transfer, the former stockholders of Kilimanjaro owned a majority of the outstanding shares of the common stock of the Company, and Kilimanjaro was treated as the accounting acquirer for financial statement purposes. Since Lake Victoria was a consolidated subsidiary of Kilimanjaro, all of the historical accounting information previously reported by the registrant is incorporated in the historical financial information of the Company’s consolidated financial statements. Accordingly, the two entities consolidation reflects all of the historical financial information without any modification for recognition of fair value adjustments based upon a business combination.  The equity of Kilimanjaro for accounting purposes was restated in the legal framework of its previously controlled subsidiary Lake Victoria.  The continuing legal entity is Lake Victoria Mining Company, Inc. and all equity information has been restated under its share structure and the continuing accounting of the consolidated results of operations are based upon Kilimanjaro’s consolidation of financial information from inception.

The principal business of the Company both as previously reported and as restructured through the share exchange is to search for mineral deposits or reserves which are not in either the development or production stage. The Company is an exploration stage corporation that is conducting exploration activities on gold properties located in Tanzania. We are exploring our properties by conducting an extensive program of mapping geology, sampling soils and rocks and having the samples assayed for gold, and by conducting geophysical surveying and drilling to identify faults and other geologic structures that might be helping to control the location of important gold values.

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

In November 2009, the Company incorporated a wholly owned subsidiary, Lake Victoria Resources (T) Ltd., in Tanzania to perform mining exploration activities.

On December 5, 2009, the Company passed a resolution to change its fiscal year-end from December 31 to March 31. The financial statements for the period presented are for the twelve month period from April 1, 2009 to March 31, 2010 and the comparative period ending in 2009.

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

NOTE 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.

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

Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Kilimanjaro Mining Company, Inc. and Lake Victoria Resources Company, (T) Ltd. Significant intercompany accounts and transactions have been eliminated.

The Company adopted FASB ASC Topic 805, Business Combinations (ASC 805), and FASB ASC Topic 810-10-65, related to non-controlling Interests in Consolidated Financial Statements.  There was no impact on the Company’s consolidated financial statements as of March 31, 2010 as a result of adopting either statement.  The non-controlling interest was previously the minority interest held by certain passive shareholders at the consolidated financial statement level of Kilimanjaro, and whose interests were eliminated for accounting purposes by the August 7, 2009 share exchange agreement. The Company, after August 7, 2009, had no further non-controlling interests.

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

For the twelve months ended March 31, 2010 and 2009, losses of $1,927,226 and $6,776,084 respectively, were recognized as being attributed to the non-controlling interest of the Company’s controlled subsidiary.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents. As of March 31, 2010 and 2009, the Company has $850,435 and $530,569, respectively, deposited at an FDIC insured banks in the United States and $104,966 deposited at an insured bank in Tanzania. FDIC deposit insurance covers the balance of each depositor’s account for $150,000 per insured bank. The Deposit Insurance Board in Tanzania insures up to 1,500,000 Tanzanian Schillings (approximately $1,050USD as of March 31, 2010) per customer per bank. Any amount beyond the basic insurance amount may expose the Company to loss.

Derivative Instruments
The Company follows the guidance of ASC Topic 815 Derivatives and Hedging. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

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

At March 31, 2010, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

As of March 31, 2010 and 2009, the Company has warrants and financing options outstanding to purchase 13,006,651 and 4,312,500 common shares, respectively, which would not have been dilutive for the purpose of computing losses per share.

Exploration Stage
The Company and its subsidiaries have been in an exploration stage since its formation and have not realized any revenues from operations. They are primarily engaged in searching for mineral deposits or reserves which are not in either the development or production stage.  As of March 31, 2010, none of the Company’s mineral property interests had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7.

Fair Value of Financial Instruments
Effective January 1, 2008, the Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures” for financial assets and liabilities. On January 1, 2009, the Company adopted ASC Topic 820 for nonfinancial assets and liabilities. We have not elected the fair value option for any of our assets or liabilities.

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

The Company's financial instruments primarily consist of cash and cash equivalents, short-term accounts and notes receivable, and accounts payable.  All instruments are accounted for on the historical cost basis, which, due to the short maturity of these financial instruments, approximates the fair value at the reporting dates of these financial statements.

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1: Quoted prices for identical instruments in active markets accessible at the measurement date.
Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3: Unobservable inputs for the instrument are only used when there is little, if any, market activity for the instrument at the measurement date.  Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

Foreign Currency Translation
The Company's functional and reporting currency is the United State's dollar. A portion of business transactions in Tanzania and mineral option purchase ageements are denomiated in the Tanzanian Schilling. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in foreign currencies are recognized as incurred in the accompanying statements of operations.

Foreign Operations
The accompanying consolidated balance sheets contain certain recorded Company assets approximately in the amount of $193,000 in a foreign country (Tanzania). Although Tanzania is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Going Concern
As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $8,422,000 incurred through March 31, 2010. The Company has no revenues, limited cash and losses from operations. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to continue the exploration for gold. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company expects to be able to meet its necessary cash outflows based upon funds received from future investments and borrowings during its exploration period.

Impairment of Long-Lived Assets
The Company follows the guidance under ASC Topic 36, which establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. The Codification requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company evaluates its long-term assets annually for impairment.

Income Taxes
Income taxes are provided based upon the liability method of accounting pursuant to ASC 740. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC Topic 740 to allow recognition of such an asset. (SEE NOTE 12)

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Investments
Investments consist of equity securities of publicly held companies. The Company classifies investments as available for sale under ASC Topic 320 Investments – Debt and Equity Securities  Investments are carried at fair market value, which is based on quoted market prices. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income (loss), net of related deferred income taxes, unless a permanent impairment in value has occurred, which is then charged to operations. Realized gains and losses from the sale of available for sale securities are determined on a specific identification basis. Dividend and interest income is recognized as earned. Investments have been classified as non-current assets in the accompanying financial statement due to management’s current intent to hold such investments.

Mineral Properties
In an exploration stage company, both the costs of acquiring mineral properties and the costs to maintain the mineral rights and leases are expensed as incurred. The Company's has elected to expense all acquisition costs associated with exploration properties until reserves have been proven. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.  When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value.

Property and Equipment
Assets are depreciated on a straight line basis. The Company’s assets, with a historical cost of $114,745 are being depreciated over lives of five years. Total depreciation expense of $10,727 and $2,869 is recognized for the year ended March 31, 2010 and 2009, respectively. (SEE NOTE 5)

Subsequent Events
In June 2009, the FASB issued and the Company adopted ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim financial periods ending after June 15, 2009. The adoption of ASC 855 did not affect the Company’s consolidated financial statements. (SEE NOTE 14).

New Accounting Pronouncements
On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 "Amendments to Certain Recognition and Disclosure Requirements," effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC's literature. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued Financial Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“Update 2010-06”). Update 2010-06 is intended to improve disclosures originally defined in accounting standards. Update 2010-06 requires new discloses summarized as follows:

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2) Activity in level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements.
The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of this standard to have a direct quantitative material impact on its financial position or results of operations.

In January 2010, the FASB issued two ASU's that (1) codify SEC Observer comments made at the June 2009 EITF meeting and (2) make technical corrections to several SEC sections of the FASB Codification. In general, the two ASU's, do not change existing practice. ASU 2010-05, Compensation--Stock Compensation (TOPIC 718)--Escrowed share arrangements and the presumption of compensation, codifies EITF Topic D-110, escrowed share arrangements and the presumption of compensation, which provides the SEC staff's view on when an escrowed share arrangement involving shareholders is presumed to be compensatory and the factors to consider when analyzing whether that presumption has been overcome.

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (Codification) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. Concurrently, the FASB issued Accounting Standards Update (“ASU”) 2009-01, which amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is for disclosure only and will not impact our financial condition or results of operations. We are currently evaluating the impact to our financial reporting process of providing Codification references in our public filings.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), (now Codified under ASC Topic 810 – Consolidation).  SFAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 will become effective for our fiscal year beginning November 15, 2009. We are currently evaluating the effect the adoption of SFAS 167 will have on our Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”, (now Codified under ASC Topic 860 Transfers and Servicing). This Statement requires additional disclosures concerning a transferor’s continuing involvement with transferred financial assets. The Statement eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The Statement is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption will have on our financial statements.

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 3 -                   BUSINESS ACQUISITIONS

On August 7, 2009, Lake Victoria completed the acquisition of all of the outstanding common shares of Kilimanjaro, Lake Victoria’s consolidating parent and therefore, effective as of August 7, 2009, Lake Victoria owns 100% of Kilimanjaro’s equity.

On July 8, 2009, Lake Victoria, a consolidated subsidiary of Kilimanjaro entered into a Securities Exchange Agreement to acquire 100% of the issued and outstanding shares of Kilimanjaro in exchange for 37,653,549 restricted shares of Lake Victoria’s common stock, the cancellation of 9,350,300 outstanding restricted shares of Lake Victoria held directly by Kilimanjaro and debt forgiveness of property acquisition payments consisting of 6,500,000 shares of Lake Victoria which were to be issued and $350,000 of cash payments. Kilimanjaro and Lake Victoria had been under common control since each of the entities’ inception. Effective August 7, 2009, the acquisition of Kilimanjaro was completed. As a result of the completion of this acquisition and the other related transactions, the former shareholders of Kilimanjaro owned approximately 67% of the outstanding shares of common stock of Lake Victoria representing 37,653,549 of the then 55,851,549 total issued and outstanding shares of common stock. The acquisition of Kilimanjaro was accounted for as a “reverse acquisition restructuring” and recapitalization. As the result of this transfer, the former stockholders of Kilimanjaro owned a majority of the outstanding shares of the common stock of the Company, and Kilimanjaro was treated as the accounting acquirer for financial statement purposes.  Since Lake Victoria was a consolidated subsidiary of Kilimanjaro all of the historical accounting information previously reported by the registrant is now incorporated in the historical financial information of the Company’s consolidated financial statements. Accordingly, the two entities consolidation reflects all of the historical financial information without any modification for recognition of fair value adjustments based upon a business combination.   The equity of Kilimanjaro for accounting purposes was restated in the legal framework of it previously controlled subsidiary Lake Victoria. The continuing legal entity is Lake Victoria Mining Company, Inc. and all equity information has been restated as such with the continuing accounting of the consolidated results of operations based upon Kilimanjaro’s consolidations of financial information from inception.

Since the stockholders of Kilimanjaro own a majority of the outstanding shares of the common stock of the Company, the acquisition of Kilimanjaro was accounted for as a “reverse acquisition restructuring” and recapitalization. Under reverse acquisition accounting, Kilimanjaro (the legal subsidiary) has been treated as the accounting parent (acquirer) and Lake Victoria (the legal parent) has been treated as the accounting subsidiary (acquiree).  As part of the share exchange, the 18,198,000 net shares remaining of Lake Victoria which were disclosed as a non-controlling interest in the financial disclosures of Kilimanjaro are the shares recognized on the restated Statement of Stockholders’ Equity as the net share increase from the restructuring of the Company’s equity and the elimination of the non-controlling interest.

NOTE 4 -                   RELATED PARTY ADVANCES

Prior to incorporation of the Company’s wholly-owned subsidiary in Tanzania, the Company contracted with Geo Can Resources Company Ltd (Geo Can), a related company with a shared common director, to perform exploration services on all of the properties. The Company advanced funds to Geo Can Resources Company to find mineral property interest in Tanzania.  As of March 31, 2010 and 2009, the company advanced $449,043 and $1,537,849 to Geo Can. The advances bear no interest and are due on demand. The unencumbered funds advanced to Geo Can would be refundable to the Company.  The advances as of March 31, 2010 and 2009 have not been offset against payables nor had any encumbrances been reported to the Company.

As of March 31, 2010 and 2009, one subsidiary of the Company owed $700,523 and $634,914 to Geo Can for exploration acquisition and services provided (See NOTE 9).

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 5 -                   PROPERTY AND EQUIPMENT

At March 31, 2010 and 2009, property and equipment consisted of the following:

Table 1: Property and Equipment Acquisition Cost and Accumulated Amortization

Category		As at 03/31/2010			As at 03/31/2009
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Machinery and equipment	87,360	7,280	80,080	-	-	-
Furniture and equipment	4,489	612	3,877	-	-	-
Computer and software	22,896	5,989	16,90 7	11,476	3,154	8,322

	$114,745	$13,881	$100,864	$11,476	$3,154	$8,322

NOTE 6 -                      LONG-TERM INVESTMENT

On June 20, 2008, the Company acquired 5,000,000 restricted common shares from Kibo Resources Company in the total consideration of $5,000. The Company held a majority interest of Kibo Resources, but classified this investment as a temporary ownership and recorded it at cost. As of March 31, 2009, the Company recognized an investment loss of $5,000 in prior periods.

On May 15, 2009, the Company signed an agreement for private sale of shares with Hampton Park Capital LLC. The Company sold 5,000,000 common shares of Kibo resources to Hampton Park in the total consideration of $10,000. The payment was settled on January 25, 2010. As of March 31, 2010, the Company recognized an investment gain of $10,000.

NOTE 7 -                      ACCRUED EXPENSES

On November 1, 2007, Kilimanjaro signed an employment agreement with Kilimanjaro’s vice president. According to the agreement, Kilimanjaro would pay him 100,000 restricted common shares each year for 2007 and 2008, with a fair value of $0.75 per share in the total amount of $75,000 and $0.50 per share in the total amount of $50,000, respectively. On June 30, 2009, Kilimanjaro issued to him 200,000 restricted shares.

NOTE 8 -                      OTHER PAYABLES

As of March 31, 2010, one subsidiary of the Company withheld a payroll deduction of $29,178 to conform to local tax law.

NOTE 9 -                      MINERAL PROPERTY AND EXPLORATION COSTS

On May 4, 2009, Kilimanjaro completed a Property Acquisition Agreement (the “Agreement”) with Geo Can Resources Company Limited (“Geo Can”). Under the terms of the agreement Kilimanjaro acquired 100% interest of the mineral property assets of Geo Can, which included 33 gold prospecting licenses and 13 uranium licenses. Geo Can had entered into property option agreements, regarding some of these resource properties, with Lake Victoria before the share purchase agreement with Kilimanjaro and as a consequence Geo Can no longer has any interest in those prior property agreements.

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Costs of acquiring mineral properties are expenses by project area upon purchase of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related costs will be capitalized and amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value.

All of the Company’s mineral property interests are located in Tanzania. Geo Can holds resource properties in trust for the Company. Most of the resource property interests are still formally registered to Geo Can to save on registration fees. When the annual filing for each property comes due then the formal registration of each property will be transferred to Kilimanjaro or as directed by Kilimanjaro.

The following is the status of our projects,

Table 2: The continuity of mineral properties acquisition cost

	Kalemela Gold Project	State Mining Project	Geita Project	Kinyambwiga Project	Singida Project	Other Projects	Total
	(a)	(b)	(c)	(d)	(e)	(g)
Balance, March 31, 2008	$-	$-	$-	$-	$-	$-	$-
Related payments:
Cash Consideration	325,000	60,000	200,000	-	-	-	585,000
Share issued for Mining properties	3,250,300	100,000	2,530,000	-	-	-	5,880,300
Accrued liabilities	-	-	-	-	-	-	-
	3,575,300	160,000	2,730,000	-	-	-	6,465,300

Balance, March 31, 2009	$3,575,300	$160,000	$2,730,000	$-	$-	$-	$6,465,300

Related payments:
Cash Consideration	67,825	30,000	22,608	122,608	904,148	926,940	2,074,129
Share issued for Mining properties	-	-	-	1,800,000	-	-	1,800,000
Accrued liabilities	-	-	-	-	61,482	-	61,482
	67,825	30,000	22,608	1,922,608	965,630	926,940	3,935,611

Balance, March 31, 2010	$3,643,125	$190,000	$2,752,608	$1,922,608	$965,630	$926,940	$10,400,911

Table 3 : The continuity of mineral properties exploration expenditures

	Kalemela	State Mining	Geita Project	Kinyambwiga	Singida	Uyowa	Total
	(a)	(b)	(c)	(d)	(e)	(g)
Balance, March 31, 2008	$-	$-	$-	$-	$-	$-	$-

Exploration expenditures:
Camp, Field Supplies and Travel	111,000	-	34,000	-	-	-	145,000
Drilling Cost	-	-	188,601	-	-	-	188,601
Geological consulting and Wages	169,280	-	87,540	-	-	-	256,820
Geophysical and Geochemical	180,748	-	60,156	-	-	-	240,904
Parts and equipment	16,000	-	-	-	-	-	16,000
Project Administration fee	72,150	-	22,100	-	-	-	94,250
Vehicle and Fuel expenses	69,792	-	2,800	-	-	-	72,592
	618,970	-	395,197	-	-	-	1,014,167

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

	Kalemela	State Mining	Geita	Kinyambwiga	Singida	Uyowa	Total
	(a)	(b)	(c)	(d)	(e)	(g)
Balance, March 31, 2009	$618,970	$-	$395,197	$-	$-	$-	$1,014,167

Exploration expenditures:
Camp, Field Supplies and Travel	-	-	-	46,606	99,002	599	146,207
Drilling Cost	-	-	-	-	-	-	-
Geological consulting and Wages	8,749	-	7,600	102,697	220,638	19	339,703
Geophysical and Geochemical	-	-	-	16,128	156,816	-	172,944
Parts and equipment	-	-	-	4,000	16,092	-	20,092
Project Administration fee	6,175	-	6,175	34,450	39,325	-	86,125
Vehicle and Fuel expenses	-	-	-	5,342	33,397	-	38,739
	14,925	-	13,775	209,224	565,269	618	803,810

Balance, March 31, 2010	$633,895	$-	$408,972	$209,224	$565,269	$618	$1,817,977

(a) Kalemela Gold Project:  PL2747/2004 PL2910/2004 & PL 3006/2005

The three licenses total about 260 square kilometers.  Results of geologic mapping, ground magnetic surveying and soil sampling have identified exploration sites suitable for electrical induced polarization (I.P.) geophysical surveys to further define possible drill targets. Depending on available resources and project scheduling, follow up soil sampling will be conducted to confirm previous sampling results, followed by a targeted electrically induced polariztion (I.P.) geophysical survey and a possible initial drill program.

Table 2 and 3 reflect the acquisition and exploration costs for Kalemela project.

As a part of the Agreement, Kilimanjaro owns 100% interest in the Kalemela Gold Project’s three prospecting licenses.

(b) State Mining Project: PL2702/2004, PL5469/2008 & PL4339/2006

On August 10, 2009, the Company decided to release the above three licenses and transferred them back to State Mining Company on August 11 and September 15, 2009.  The Company has abandoned its interests in this project and will not be involved any further exploration activities.

Table 2 and 3 reflect the acquisition and exploration costs for the State Mining project.

(c) Geita Project: PL2806/2004

Table 2 and 3 reflect the acquisition and exploration costs for the Geita project.

As a part of the Agreement, the Company owns 100% interest in the Geita project’s one prospecting license as at March 31, 2010.

(d) Kinyambwiga Project: PL4653/2007, 24PMLs

A director of the Company entered into Mineral Purchase agreements with 24 PML’s which are part of the Kinyambwiga Project and which are recorded in his name and are to be transferred over to the Company at a future date.

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Table 2 and 3 reflect the acquisition and exploration costs for Kinyambwiga project.

As of March 31, 2010, the Company owns 100% interest of Kinyambwiga project’s one prospecting license.

(e) Singida Project

On May 15, 2009, the Company signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of March 31, 2010, this director has entered into Mineral Properties Sales and Purchase agreements with various PML owners. 22 PML agreements have been completed and these PMLs have been 100% acquired and the Company has the option to acquire 37 additional and different PMLs in the Singida area. Under the terms of these agreements, if the option to purchase is completed on all these PMLs, then the total purchase consideration will be $7,029,404.

At the option of the Company, we may relinguish any PML at any time during the agreement and transfer the title back to the original owner. Also, at the option of the Company, a 2% Net Smelter Production royalty or 2% of the Net Sale Value may be substituted in place of the final payment for each PML and paid on a pro rata basis determined by the total final number of PMLs involved in a special mining license.

On October 27, 2009, the Company signed and renewed a Mineral Properties Purchase Financing Agreement with one director of the Company which replaced the initial agreement with Kilimanjaro Mining on May 15, 2009.  According to the renewed agreement, the Company shall provide all the finances required for acquiring and developing the PMLs in the Singida Project area and the Company will continue to have a 100% beneficial interest in all PMLs acquired by the director pursuant to the initial and renewed agreement.

On January 19, 2010, a director on behalf of the Company signed second addendums to Singida mineral properties sales and purchase agreements (“mineral agreement”) in 2009. The addendums revised and extended the secondary payments of the mineral agreements.

As of March 31, 2010, under the terms of the mineral properties sales and purchase agreements the Company has completed initial option payments in the amount of $904,148 and $61,482 is accrued as a short term liability.

Table 2 and 3 reflect the acquisition and exploration costs for Singida project.

(f) Uyowa

Table 3 reflects the exploration costs for the Uyowa project.

As of March 31, 2010, the Company owns 100% interest of Uyowa project’s prospecting licenses.

(g) Other projects

On May 4, 2009, Kilimanjaro completed a Property Acquisition Agreement with Geo Can. Under the terms of the agreement Kilimanjaro acquired 100% interests of the mineral property assets of Geo Can which included 33 gold prospecting licenses and 13 uranium licenses. Included in this agreement were the Kalemela project’s licenses, Geita project’s license, Uyowa Project’s licenses and Kinyambwiga project’s license.

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Table 2 and 3 reflect the acquisition and exploration costs for other projects.

NOTE 10 -                      CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of March 31, 2010, the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Post-acquisition Issuances
On January 28, 2010, the Company opened a non-brokered private placement offering a maximum of 10,473,000 units at $0.20 per unit. Each unit consisted of one share of common stock and one redeemable warrant. One redeemable warrant and payment of $1.25 entitles the holder to purchase one additional share of common stock. The exercise period of the redeemable warrants is thirty-six months from January 28, 2010. As of March 31, 2010, the Company received a total cash payment of $1,448,730 and subscription receivable of $20,000 for 7,343,650 units. The Company recorded a financing fee of $11,500 to be paid. As of May 19, 2010, the Company issued additional 3,129,350 units for cash of $645,870. (See Note 14)

The fair value of the 7,343,650 warrants was estimated using the Black-Scholes pricing model based on the following assumptions: dividend yield of 0%; risk-free interest rate of 1.44%; expected life of three years; and volatility of 212%. A fair value of $134,025 was estimated.

On December 31, 2009, the Company completed a private placement of 2,701,001 units at $0.60 per unit for cash of $1,574,704, net of cost of $45,900. Each unit consists of one share of common stock and one redeemable warrant. Two redeemable warrants and payment of $1.25 entitles the holder to purchase one additional share of common stock. The exercise period of the redeemable warrants is thirty-six months from September 9, 2009. As of September 30 and December 31, 2009, the Company received $120,000 and $1,454,704, respectively.

The fair value of the 2,701,001 warrants was estimated using the Black-Scholes pricing model based on the following assumptions: dividend yield of 0%; risk-free interest rate of 1.48%; expected life of three years; and volatility of 230%. A fair value of $513,191 was estimated.

On December 31, 2009, the Company paid $20,000 in cash and issued 68,775 restricted shares of common stock for geological and business development services provided by a consultant and valued the services at $42,640.

On November 15, 2009, the Company issued 1,450,000 restricted shares of common stock for business development services provided by a consultant and valued the services at $1,218,000.

On November 5, 2009, the Company issued 456,250 restricted shares of common stock for business development services provided by consultants and valued the services at $273,750.

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Acquisition Issuances:
According to the share exchange agreement, Kilimanjaro, on August 7, 2009, cancelled 4,000,000 common shares held in its subsidiary, Lake Victoria, of which 3,000,000 shares were originally issued to Kilimanjaro and 1,000,000 shares to former directors on March 14, 2007, the inception of the subsidiary.  Also in accordance with the share exchange agreement Kilimanjaro, on August 7, 2009, cancelled 6,350,300 common shares in its subsidiary Lake Victoria which included 2,350,300 shares issued on December 23, 2008 and 4,000,000 shares issued on February 13, 2009 to Geo Can Resources Company Ltd. that were acquired in May 2009 by Kilimanjaro.

On August 7, 2009 the Company issued 37,653,549 common shares pursuant to a share exchange agreement with Kilimanjaro. Of these shares, 24,478,300 had been issued originally by Kilimanjaro prior to December 31, 2008.

Kilimanjaro Issuances:
The remaining portions of the underlying shares were issued by Kilimanjaro prior to the August 7, 2009 share exchange agreement for the following purposes:
1. 1,747,200 were issued for cash at $0.25 per share
2. 6,211,500 were issued for acquisition of mineral properties
3. 3,172,042 were issued for payment of consulting services

In January 2009, Kilimanjaro cancelled 33,600 common shares in the amount of $14,000 due to the request of an individual investor to withdraw his private placement.

Lake Victoria Issuances for Non-Controlling Interests:
Lake Victoria, prior to the share exchange agreement with its controlling parent company, Kilimanjaro, issued the following shares as the reporting registrant and subsidiary of Kilimanjaro:

On April 15, 2009, Lake Victoria granted 70,000 restricted common shares at a fair value of $35,000 to officers and directors. The shares were issued on August 4, 2009.

On February 13, 2009, the Lake Victoria issued 4,000,000 shares of common stock at a fair value of $1,840,000 in accordance with the January 21, 2009 Option to Purchase agreement for Geita PL 2806/2004.  All of these shares were acquired by Kilimanjaro as part of a property purchase agreement in May 2009.

On January 21, 2009, Lake Victoria entered into an option to purchase prospecting license agreement with Geo Can Resources Ltd. to acquire prospecting license PL2806/2004 at Geita area in Geita District. The total consideration would include an aggregate cash payment of $200,000 and issuance of 5,500,000 shares of common stock.

NOTE 11 -                      STOCK WARRANTS

On January 28, 2010, the Company opened a non-brokered private placement offering a maximum of 10,473,000 units at $0.20 per unit. Each unit consisted of one share of common stock and one redeemable warrant. One redeemable warrant and payment of $1.25 entitles the holder to purchase one additional share of common stock. The exercise period of the redeemable warrants is thirty-six months from January 28, 2010. As of March 31, 2010, the Company received a total cash payment of $1,448,730 and subscription receivable of $20,000 for 7,343,650 units. The Company recorded a financing fee of $11,500 to be paid. As of May 19, 2010, the Company issued additional 3,129,350 units for cash of $645,870. (See Note 14)

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

On December 31, 2009, the Company completed a private placement of 2,701,001 units at $0.60 per unit for cash of $1,574,704, net of cost of $45,900. Each unit consists of one share of common stock and one redeemable warrant. Two redeemable warrants and payment of $1.25 entitles the holder to purchase one additional share of common stock. The exercise period of the redeemable warrants is thirty-six months from September 9, 2009. As of September 30 and December 31, 2009, the Company received $120,000 and $1,454,704, respectively.

Warrants and financial options outstanding as of March 31, 2010 were:

Table 4: Warrants

Expiration Date	Number of Warrants/Financial options	Exercise Price	Shares Issuable Upon Exercise

April 30, 2010	312,500	$1.10	312,500
May 31, 2010	4,000,000	$1.00	4,000,000
September 8, 2012	2,701,001	$0.63	1,350,501
January 27, 2013	7,343,650	$1.25	7,343,650
	14,357,151		13,006,651

As part of the acquisition effective August 7, 2009, the Company acquired 4,312,500 outstanding stock warrants of the prior subsidiary to be exercised by investors.

NOTE 12 -                      INCOME TAXES

At March 31, 2010 and March 31, 2009, the Company had net deferred tax assets (calculated at an expected rate of 34%) of approximately $2,863,000 and $787,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at March 31, 2010 and 2009. The significant components of the deferred tax asset at March 31, 2010 and 2009 were as follows:

Table 5: Income Tax

	March 31, 2010	March 31, 2009
Operating loss balance:	$(8,422,000)	$(2,315,000)
Deferred tax asset	$(2,863,000)	$(787,000)
Deferred tax asset valuation allowance	2,863,000	787,000
Net deferred tax asset	$-	$-

At March 31, 2010 and 2009, the Company has net operating loss carry forwards of approximately $8,422,000 and 2,315,000, which expire in the years 2023-2024. The change in valuation allowance from March 31, 2010 to March 31, 2009 was $2,076,000.

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which cannot be predicted at this time. Furthermore, the availability of net operating losses would be limited by the future action of the Company and its investors. Some of the net operating losses are only available at the individual subsidiary level and not available for the consolidated tax reporting of the consolidated entities, since ownership levels did not meet the consolidated rules for Federal tax purposes.

NOTE 13 -                      COMMITMENTS AND CONTINGENCIES

On May 15, 2009, Kilimanjaro signed a Mineral Financing Agreement with a director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area of Tanzania. As of March 31, 2010, this director has entered into Mineral Properties Sales and Purchase agreements with various PML owners. 22 PML Option to Purchase agreements have been completed and these PMLs have been 100% acquired and the Company has the option to acquire 37 additional and different PMLs in the Singida area. Under the terms of these agreements, if the option to purchase is completed on all these PMLs, then the total purchase consideration will be $7,029,404.

The Company contracted with Geo Can Resources Company Ltd (Geo Can), a related company with a shared common director, to perform exploration services on all the properties. All exploration and payment commitments as per agreements between Geo Can and the Company for the Geita, Kinyambwiga and Kalemela projects were cancelled as part of the agreement between Geo Can and Kilimanjaro prior to the August 7, 2009 share exchange agreement. Both companies have mutually agreed that the exploration agreements were terminated in November 2009 when the Company incorporated its own exploration subsidiary, Lake Victoria Resources (T) in Tanzania.

The same director of the Company entered into Mineral Purchase agreements with 24 PML’s which are part of the Kinyambwiga Project and which are recorded in his name and are to be transferred over to the Company at a future date.

On December 3, 2009, the Company entered into a Consulting Services Agreement (the “Agreement”) with Robert Lupo (the “consultant”). The consultant will provide public relations, advisory, and consulting services to the Company in conjunction with the development of the Company’s marketing plan, business plan, and goals.   The contract has a one year term, and 300,000 shares of restricted stock would be issued within 30 days after the date of this contract.  On December 31, 2009 we executed an addendum to the Agreement in order to extend the term of the agreement by an additional 60 days and included a probationary period of 60 days to evaluate the services and determine compensation. On March 1, 2010, the Company and Robert Lupo mutually agreed to terminate the agreement.

On December 31, 2009, the Company entered into a Geological and Business Development Consulting Services Agreement with Jack V. Everett (“Everett”) under which Everett will provide public relations, geological, and consulting services to us and the Company agrees to compensate Everett on a quarterly basis in two methods: (a) cash and (b) restricted common shares of the Company. The quarterly compensation will be agreed upon, in advance of each quarter, by the Company and Everett. Accordingly, upon execution of the agreement the Company paid Everett a cash payment of $20,000 and issued him 68,775 restricted common shares of the Company’s stock valued at $42,641. Subsequently, on May 10, 2010 the Company paid Everett a cash payment of $21,265 and on April 13, 2010 issued him 153,525 restricted common shares of the Company’s stock valued at $67,551. The term of the consulting agreement is twelve months.

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

On January 4, 2010, the Company entered into a finder’s fee agreement with Robert A. Young, The RAYA Group (“Young”) wherein we agreed to pay Young fees for introducing us to investors who invested in our private placements and joint ventures.  The fee will be 10% of the first $10,000,000 and 5% of amounts in excess of $10,000,000.  The term of finder’s fee agreement is five years.

NOTE 14 -                      SUBSEQUENT EVENTS

Effective April 8, 2010, the Board of Directors appointed Ian A. Shaw as a Director and Chairman of the Independent Audit Committee.

On May 11, 2010, the Company entered into an agreement with Clive Howard Matthew King to provide services as a Senior Geological Consultant. In consideration of the foregoing the Company will pay Mr. King a base compensation of $15,000 per month for the first six months, to be increased to $20,000 per month after the initial six months; eligibility of a bonus of 100,000 shares at the end of six months; and at the end of 12 months the Company will grant Mr. King 300,000 stock options.

As of May 19, 2010, the Company completed a private placement of 10,473,000 units at $0.20 per share for total consideration of $2,063,100 and subscription receivable of $20,000, net of cost of $11,500. Of this, 7,343,650 units were sold for cash consideration of $1,448,730 as of March 31, 2010. Each Unit consists of one share of common stock and one redeemable warrant.  One redeemable warrant and payment of $1.25 entitles the holder to purchase one additional share of common stock.  The exercise period of the redeemable warrants is thirty-six months from January 28, 2010. Included in the private placement were 1,350,000 units issued to three directors and officers for $270,000.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to March 31, 2010, included in this report have been audited by BehlerMick PS, 601 West Riverside, Suite 430, Spokane, Washington 99201, as set forth in this annual report.

PART III

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

    In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Principal Executive Officer and Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Accounting Officer, to allow timely decisions regarding required disclosures.

    Based on their evaluation, our Principal Executive Officer and Accounting Officer concluded disclosure controls and procedures were not effective as of March 31, 2010.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of March 31, 2010 because fundamental elements of our company’s control environment were not present as of March 31, 2010, including an independent board oversight and review of financial reporting. The financial processes and procedures and internal control procedures are performed by the Board. There exists a significant overlap between management and the Board of Directors.  Specifically, we do not currently have the ability to objectively monitor the processes and procedures of financial reporting as the individual responsible for financial reporting is also a member of the Board of Directors.  Additionally, due to insufficient staffing and the lack of full time personnel, it was not possible to ensure appropriate segregation of duties between incompatible functions.  In the course of our assessment, we also identified that there were control deficiencies which were the result of our not maintaining a sufficient complement of personnel to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements. Other deficiencies, such as valuing financial implications of future equity issuances for contract terms, were identified by the auditors and material adjustments to the financial statements were required.  These deficiencies represent a material weakness in our internal control over financial reporting given that it results in a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected.

Based on the material weakness described above, management has concluded that as of March 31, 2010 the Company's internal control over financial reporting was not effective based on the criteria in Internal control - Integrated framework issued by the COSO.

We intend to take the following steps as soon as practicable and funding is available to remediate the material weakness we identified as follows:

•	We will increase the oversight and review procedures of the board of directors with regard to financial reporting, financial processes and procedures and internal control procedures.
•	To the extent we can attract outside directors, we will nominate an audit committee to review and assist management with its reporting goals.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred, during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Roger Newell	67	President, principal accounting officer, principal executive
1781 Larkspur Drive		officer, principal financial officer and a member of the board
Golden, Colorado 80401		of directors.

Heidi Kalenuik	43	Secretary, treasurer and a member of the board of
2055 Queens Ave		Directors.
West Vancouver, BC
V7V 2X8 Canada

Ahmed A. Magoma	43	Director.
P.O Box 80079
Dar es Salaam
Tanzania

Ian A. Shaw	70	Director, Chairman of Audit Committee
98 Crimson Millway
Toronto, Ontario, Canada
M2L 1T6

Mr. Shaw held his position since April 2010 and all other persons named above have held their offices/positions since June 2008. They are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Roger Newell, President, Principal Executive Officer, and a Member of the Board of Directors

Roger Newell served as Vice President-Development and a Board Member of Capital Gold Corp. (NYSE-AMEX;CGC and Toronto TSX;CGC) from 2000 to  September 2007.  As such he was responsible for much of Capital Gold’s engineering and business development at El Chanate Gold, Mexico and continued to serve on Capital Gold Corp’s Board of Directors until November 2009.  He also served as President (2000 to 2006) of Capital Gold’s Mexican subsidiary, Minera Santa Rita.

Prior to this time at Capital Gold, he served as Exploration Manager/Senior Geologist for the Newmont Mining Company; Exploration Manager for Gold Fields Mining Company; and Vice President-Development, for Western Exploration Company.

In December 2009 Dr. Newell was appointed an Independent Director of Midway Gold Corporation a Canadian public corporation that trades on both the Toronto TSX-V Exchange with symbol MDW and the US NYSE-AMEX also with symbol MDW. Midway Gold is a mineral exploration and development company with properties in the western United States.

In October 2007, Dr. Newell joined the management team as Executive Vice President and Director of Kilimanjaro Mining Company, Inc. a private company involved in the acquisition and exploration of highly prospective mineral resource properties in Tanzania, East Africa.  In June 2008 Mr Newell was appointed President and Director of Lake Victoria Mining Company (OTCBB; LVCA) in consideration of his history in gold exploration and mining.

June 2008 – Present
Company:  Lake Victoria Mining Company Inc.
Position Held: President/Director
Company Activities: Gold and Uranium Exploration and Development
Location: Nevada, USA
Trading Symbol:  LVCA
Trading on: OTCBB.

October 2007 – Present
Company: Kilimanjaro Mining Company Inc.
Position Held: Vice President/Director
Company Activities: Gold and Uranium Exploration and Development
Location: Nevada, USA
Private  Company

December 2009 – Present
Company: Midway Gold Corporation
Position Held: Director
Company Activities: Gold Exploration and Development
Location: British Columbia
Trading Symbol: MDW
Trading on: TSX-V Exchange and NYSE-AMEX

2000 – September 2007
Company: Capital Gold Corp
Position Held: Director
Company Activities: Gold Mining
Location: New York, New York
Trading Symbol: CGC
Trading on: NYSE-AMEX and TSX;CGC

Heidi Kalenuik, Secretary, Treasurer and a Member of the Board of Directors

Heidi Kalenuik, originally from South Africa, was the founder and President of Kilimanjaro Mining Company, Inc., in December, 2006, a private company concentrating on resource property acquisitions, exploration and joint ventures in the United Republic of Tanzania.

Heidi Kalenuik was appointed as an Officer and Director of Lake Victoria Mining Company in June 2008 due to her knowledge and working experience in Africa and her interest in the Company’s activities having been the President of Kilimanjaro Mining Company,  now a wholly owned subsidiary of Lake Victoria Mining Company.  In consideration for a Board position it was felt Ms Kalenuik’s experience in working directly in Tanzanian business activities would enhance the operations in Africa for Lake Victoria Mining.

June 2008 – Present
Company:  Lake Victoria Mining Company Inc.
Position Held: Secretary/Treasurer /Director
Company Activities: Gold and Uranium Exploration and Development

Location: Nevada, USA
Trading  Symbol:  LVCA
Trading on: OTCBB.

December 2006 – Present
Company: Kilimanjaro Mining Company Inc.
Position Held: President /Director
Company Activities: Gold and Uranium Exploration and Development
Location: Nevada, USA
Private  Company

March 2005-December 2006: Sabbatical

Ahmed Magoma, Member of the Board of Directors

Ahmed Magoma has a B.Sc. in geology from the University of Dar es Salaam (1992) and 16 years of experience in the mining industry, wherein he has held progressively more responsible management and supervisory roles.  Mr. Magoma joined Kilimanjaro Mining Company, Inc., in March of 2007, a private company involved in the acquisition and exploration of highly prospective resource properties in Tanzania, East Africa.  In addition to being a director with Kilimanjaro, Mr. Magoma is responsible for all resource property acquisitions and exploration within Tanzania.  His experience encompasses gold projects from grassroots through to mining production.  His field experience included working with Tanex, a subsidiary of DeBeers and other South African companies as a field geologist.  Mr. Magoma worked with the Ministry of Energy and Minerals in Tanzania for a period to learn, through study, the techniques of small-scale miners to enhance their production.  Mr. Magoma has worked with major gold companies Barrick and Randgold as a project geologist and then as senior project geologist with Tanzanite Africa.

Mr Magoma was appointed as a Director in Lake Victoria Mining Company in June 2008.  He was considered for this position because of his familiarity with the Company projects and operations in Africa.. His experience in the Mining Law and activities native to Tanzania were also deemed to be very valuable to the Company by acting as a Director for the Company.

June 2008 – Present
Company:  Lake Victoria Mining Company Inc.
Position Held: Director
Company Activities: Gold and Uranium Exploration and Development
Location: Nevada, USA
Trading  Symbol: LVCA
Trading on: OTCBB

December 2006 – Present
Company:  Kilimanjaro Mining Company Inc.
Position Held: Director
Company Activities: Gold and Uranium Exploration and Development
Location: Nevada, USA
Private Company

April 2007 – Present
Company: Geo Can Resources Company Ltd
Position Held: Director
Location: Tanzania, East Africa
Company Activities:  Gold and Uranium Exploration Services
Private Company

2005 – December 2007
Company: Tanzanite Africa Ltd
Position Held: Senior Project Geologist; supervising exploration projects.
Location: Tanzania, East Africa
Company Activities:  Gold and Tanzanite Exploration
Private Company

Ian A ShawMember of the Board of Directors, Chairman of the Independent Audit Committee

Ian A. Shaw, B.Comm., C.A. - Mr. Shaw, is a graduate of Trinity College, University of Toronto (B.Comm., 1964) and obtained his Chartered Accountant designation in 1969 with Deloitte, Plender, Haskins & Sells, Toronto. In 1993, after a total of 18 years in financial positions with producing mining companies he established Shaw & Associates with the objective of providing corporate finance, regulatory reporting and compliance services to clients that are typically junior public companies in the mineral resource industry. In addition to his directorship with the Company he is currently a director of Pelangio Exploration Inc. and Chief Financial Officer of both Richmond Minerals Inc. and Olivut Resources Ltd., all of which are located in Canada and listed on the TSX Venture Exchange. Positions held at present and during the past five years are listed below.

Considerations leading to the appointment of Mr. Shaw as a director of the Company included his experience with other mineral exploration companies, his qualification as a Chartered Accountant, and his familiarity with regulatory compliance matters.

Name of reporting Issuer	Position Held	Place of Issuing	From	To
Pelangio Exploration Inc. a Canadian company with gold exploration properties in Ghana and Canada	Director	TSX Venture	Sep-95	Present
Weda Bay Minerals Inc., a Canadian company based in Australia with a nickel exploration property in Indonesia	Secretary	TSX Venture	Dec-99	Nov-07
Unor Inc. (formerly Hornby Bay Exploration Limited), a Canadian company with uranium exploration property in Canada	Vice President, Finance and CFO	TSX Venture	May-05	Nov-08
Mexgold Resources Inc., a Canadian company with gold exploration properties in Mexico	Director	TSX Venture	Apr-02	Jul-05
Gammon Lake Resources Inc., a Canadian company with gold exploration and production in Mexico	Director	TSX Venture	Nov-04	Jul-05
Capital Gold Corporation, A United States company with a gold producing property in Mexico	Director	TSX & OTC-BB	Mar-06	Aug-09
Centenario Copper Corporation, a Canadian company with copper exploration properties in Chile	Chief Financial Officer	Private	Apr-06	Apr-07
Olivut Resources Ltd., a Canadian company with diamond exploration properties in Canada and Uruguay	Chief Financial Officer	TSX Venture	Jan-07	Present
Gunnison Minerals Inc., a Canadian company with a copper exploration property in the United States	Chief Financial Officer	TSX Venture	Mar-08	Jul-08
Richmond Minerals Inc., a Canadian company with gold exploration properties in Canada	Chief Financial Officer	TSX Venture	Oct-08	Present
Lake Victoria Mining Company, Inc., a United States Company with gold exploration properties in Tanazania	Director	OTC-BB	Mar-10	Present
Shaw & Associated, a private proprietorship in Canada	Managing Director		Oct-93	Present

Conflicts of Interest

At the present time, we do not foresee any direct conflict of interest.

Geo Can, the Tanzania company that has supplied us contract exploration services and that is holding in trust the title for most of our property licenses has a common director.

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

Audit Committee and Charter

Audit committee functions are performed by our board of directors. One of our directors is independent and will be the designated Chair of the Committee when it is constituted. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter was filed with the Securities and Exchange Commission on June 26, 2008 with our Form 10-K.

Audit Committee Financial Expert

The Board has determined that future Chairman of the Audit Committee, Ian A. Shaw, qualifies as “audit committee financial expert” as defined by the SEC and also meets the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(l) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are subject to section 16(a) of the Securities Exchange Act of 1934.

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

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Roger Newell	2010	0	0	0	0	0	0	125,000(1)	125,000
President	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Heidi Kalenuik	2010	0	0	0	0	0	0	181,250(2)	181,250
Secretary, Treasurer	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

(1) During the fiscal year, Mr. Roger Newell provided geological professional service to Kilimanjaro Mining Company. He received $85,000 in cash, $12,500 in restricted common shares and deferred compensation of $27,500 to be paid for his services rendered.

(2) During the fiscal year, Ms. Heidi Kalenuik received management fees from Kilimanjaro Mining Company of $93,500 in cash, $85,625 in restricted common shares and $2,125 to be paid.

We do not anticipate paying any direct salaries at this time, but may continue to pay for consulting activity. We do not anticipate paying salaries until we have a defined ore body and begin extracting minerals from the ground.

Compensation of Directors

The members of our board of directors are compensated for their services as directors.

Director’s Compensation Table
	Fees
	Earned				Non-qualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Roger Newell	0	12,500	0	0	0	0	12,500

Heidi Kalenuik	0	85,625	0	0	0	0	85,625

Ahmed Magoma	11,000	37,500	0	0	0	75,633(1)	124,133

Ian A. Shaw	0	0	0	0	0	0	0

(1) During the fiscal year, Mr. Ahmed Magoma was paid salary of $30,633 from one subsidiary of the Company and received $45,000 in fees in connection with services provided during the acquisition of the Singida property licenses.

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

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
Roger A. Newell	825,000	President, Principal Executive Officer,	1.16%
		Principal Accounting Officer, Principal
		Financial Officer and a member of the
		Board of Directors

Heidi Kalenuik	16,186,000	Secretary, Treasurer and a member of	22.80%
		the Board of Directors

Ahmed A. Magoma	673,750	Member of the Board of Directors	0.95%

Ian A. Shaw	100,000	Member of the Board of Directors	0.14%

All officers and directors as	17,784,750		25.05%
a group (4 individuals)

Changes in Control

There are no arrangements which may result in a change of control of Lake Victoria Mining Company, Inc. There are no known persons that may assume control of the Company.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

1,350,000 units of the private placement that started on January 28, 2010 were purchased by three officers and directors of the company.

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

2010	$113,223	BehlerMick PS
2009	$30,480	BehlerMick PS

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0	BehlerMick PS
2009	$0	BehlerMick PS

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$0	BehlerMick PS
2009	$0	BehlerMick PS

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0	BehlerMick PS
2009	$0	BehlerMick PS

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

PART IV. OTHER INFORMATION

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are included herein:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
2.1	Stock Exchange Agreement With Kilimanjaro Mining Company, Inc. And Their Selling Shareholders.	10-Q	11/23/09	2.1
3.1	Articles of Incorporation.	SB-2	6/26/07	3.1
3.2	Bylaws.	SB-2	6/26/07	3.2
3.3	Memorandum And Articles Of Association Of Lake Victoria Resources (T) Limited.	10-Q	11/23/09	3.1
4.1	Specimen Stock Certificate.	SB-2	6/26/07	4.1
10.1	License.	SB-2	6/26/07	4.1
10.2	Amendment to License Agreement, dated June 3, 2008.	10-K	6/26/08	10.2
10.3	Option Agreement with Geo Can Resources Company Limited.	10-K	7/14/09	10.3
10.4	Binding Letter Agreement with Kilimanjaro Mining Company Inc.	10-K	7/14/09	10.4
10.5	Consulting Services Agreement With Stocks That Move.	10-Q	11/23/09	10.1
10.6	Consulting Agreement With Robert Lupo.	10-Q	2/22/10	10.1
10.7	Addendum to the Consulting Agreement with Robert Lupo.	10-Q	2/22/10	10.2
10.8	Finder’s Fee Agreement with Robert A. Young and The RAYA Group.				X
10.9	Termination of the Consulting Agreement with Robert Lupo.				X
10.10	Consulting Agreement with Clive Howard Matthew King.				X
14.1	Code of Ethics.	10-K	6/26/08	14.1
31.1	Certification of Principal Executive Office and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Office and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.2	Audit Committee Charter.	10-K	6/26/08	99.2
99.3	Disclosure Committee Charter.	10-K	6/26/08	99.3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of July, 2010.

LAKE VICTORIA MINING COMPANY, INC.
(Registrant)

BY:	ROGER NEWELL
Roger Newell
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer and a member of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

ROGER NEWELL	President, Principal Executive Officer, Principal	July 14, 2010
Roger Newell	Accounting Officer, Principal Financial Officer
and a member of the Board of Directors

HEIDI KALENUIK	Secretary, Treasurer and a member of the Board	July 14, 2010
Heidi Kalenuik	of Directors

AHMED A. MAGOMA	Director	July 14, 2010
Ahmed A. Magoma

IAN A. SHAW	Director	July 14, 2010
Ian A. Shaw

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
2.1	Stock Exchange Agreement With Kilimanjaro Mining Company, Inc. And Their Selling Shareholders.	10-Q	11/23/09	2.1
3.1	Articles of Incorporation.	SB-2	6/26/07	3.1
3.2	Bylaws.	SB-2	6/26/07	3.2
3.3	Memorandum And Articles Of Association Of Lake Victoria Resources (T) Limited.	10-Q	11/23/09	3.1
4.1	Specimen Stock Certificate.	SB-2	6/26/07	4.1
10.1	License.	SB-2	6/26/07	4.1
10.2	Amendment to License Agreement, dated June 3, 2008.	10-K	6/26/08	10.2
10.3	Option Agreement with Geo Can Resources Company Limited.	10-K	7/14/09	10.3
10.4	Binding Letter Agreement with Kilimanjaro Mining Company Inc.	10-K	7/14/09	10.4
10.5	Consulting Services Agreement With Stocks That Move.	10-Q	11/23/09	10.1
10.6	Consulting Agreement With Robert Lupo.	10-Q	2/22/10	10.1
10.7	Addendum to the Consulting Agreement with Robert Lupo.	10-Q	2/22/10	10.2
10.8	Finder’s Fee Agreement with Robert A. Young and The RAYA Group.				X
10.9	Termination of the Consulting Agreement with Robert Lupo.				X
10.10	Consulting Agreement with Clive Howard Matthew King.				X
14.1	Code of Ethics.	10-K	6/26/08	14.1
31.1	Certification of Principal Executive Office and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Office and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.2	Audit Committee Charter.	10-K	6/26/08	99.2
99.3	Disclosure Committee Charter.	10-K	6/26/08	99.3