Form 10-Q
period 2010-06-30
Lake Victoria Mining Company, Inc.
filed 2010-08-12
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53291

LAKE VICTORIA MINING COMPANY, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

1781 Larkspur Drive
Golden, CO   80401
(Address of principal executive offices, including zip code.)

(303) 586-1390
(telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   71,239,100 as of August 12, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LAKE VICTORIA MINING COMPANY, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$1,080,274	$955,401
Advances and deposits	30,708	4,224
Advances to related party	499,043	499,043
Total Current Assets	1,610,025	1,458,668

PROPERTY AND EQUIPMENT, NET	96,232	100,864

TOTAL ASSETS	$1,706,257	$1,559,532

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$68,699	$99,736
Accounts payable-related party	700,523	700,523
Acquisition liabilities	61,482	61,482
Notes payable	11,522	-
Other payables	18,970	29,178
Total Current Liabilities	861,196	890,919

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.00001 par value: 100,000,000	-	-
authorized, no shares outstanding
Common stock, $0.00001 par value;
100,000,000 shares authorized 71,239,100 and
67,871,225 shares issued and outstanding, respectively	713	679
Additional paid-in capital	9,813,219	9,110,183
Subscription receivable	(20,000)	(20,000)
Accumulated deficit during exploration stage	(8,948,871)	(8,422,249)
	845,061	668,613

NON-CONTROLLING INTEREST	-	-
Total Stockholders' Equity (Deficit)	845,061	668,613

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	$1,706,257	$1,559,532

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Period from
	For the Three Months	For the Three Months	December 11, 2006
	Ended	Ended	(Inception) to
	June 30, 2010	June 30, 2009	June 30, 2010

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	55,224	81,565	2,008,801
Amortization and depreciation expenses	5,775	682	19,656
Professional fees	312,316	632,587	2,775,987
Management and director fees	31,500	115,517	168,767
Travel and accommodation	16,721	14,158	326,841
Acquisition costs	-	3,061,230	10,400,911
Exploration costs	104,453	116,293	1,922,430
Total operating expense	525,989	4,022,032	17,623,393

LOSS FROM OPERATIONS	(525,989)	(4,022,032)	(17,623,393)

OTHER INCOME (EXPENSES)
Other income from professional services	-	-	15,900
Gain or loss on long-term investments	-	10,000	5,000
Exchange loss	(1,470)	-	(71,623)
Interest income	943	375	6,418
Interest expense	(106)	(25)	(628)
Total other expenses	(633)	10,350	(44,933)

LOSS BEFORE TAXES	(526,622)	(4,011,682)	(17,668,327)

INCOME TAX EXPENSE (BENEFIT)	-	-	-

NET LOSS	$(526,622)	$(4,011,682)	$(17,668,327)

LOSS ATTRIBUTABLE TO
NON-CONTROLLING INTEREST	-	1,907,182	8,719,456

NET LOSS ATTRIBUTABLE TO PARENT	$(526,622)	$(2,104,500)	$(8,948,871)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.07)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	69,020,764	30,180,692

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
	For the Three Months	For the Three Months	December 11, 2006
	Ended	Ended	(Inception) to
	June 30, 2010	June 30, 2009	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(526,622)	$(2,104,500)	$(8,948,871)
Adjustments to reconcile net loss to net cash
Amortization and depreciation	5,775	682	19,656
Loss in subsidiary attributed to non-controlling interest	-	(1,907,182)	(8,719,456)
Share payments for mineral interest acquisition costs	-	1,835,000	-
Share payments for consulting services	77,200	758,232	2,567,323
Restructuring charges	-	-	(2,698,147)
Share issued for acquisition	-	(460,019)	10,268,425
Loss on other investment	-	-	(5,000)
Accounts receivable exchange for acquiring mineral interest	-	1,500,000	1,500,000
Directors' compensation share payments	-	-	35,000
Provided (used) by operating activities:
Increase (Decrease) in advances and deposits	(26,484)	(23,375)	(30,703)
Decrease(Increase) in advances to related party	-	50,000	(1,999,043)
Increase(Decrease) in Notes payable	11,522	4,990	11,522
Increase(Decrease) in accounts payable	(31,036)	152,669	769,224
Increase in accounts payable - acquisition	-	61,249	61,482
Increase (Decrease) in accrued expenses	-	(125,000)	-
Increase in other payables	(10,209)	(177,765)	18,970
Net cash used by operating activities	(499,854)	(435,019)	(7,149,618)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant, and equipment	(1,143)	(3,625)	(115,888)
Proceeds of subsidiary stock issuances	-	-	1,600,300
Purchase of investment	-	-	(5,000)
Proceeds from sale of investment	-	-	10,000
Net cash provided(used) from investing activities	(1,143)	(3,625)	1,489,412

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	625,870	344,000	6,754,479
Payment for cancellation of stock	-	-	(14,000)
Related party payable proceeds	-	-	420
Related party payable payments	-	(50,000)	(420)
Net cash provided by financing activities	625,870	294,000	6,740,479

Net increase (decrease) in cash and cash equivalents	124,873	(144,644)	1,080,274

CASH AT BEGINNING OF PERIOD	955,401	530,569	-

CASH AT END OF PERIOD	$1,080,274	$385,925	$1,080,274

SUPPLEMENTAL CASH DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$(106)	$(25)	$(628)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for subscription receivable	$20,000	$-	$53,275
Receivable exchanged for Long-term investment	$-	$-	$10,000
Investment acquired through payable	$-	$30	$8,030

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 --                      DESCRIPTION OF BUSINESS

Lake Victoria Mining Company, Inc. (“the Company”) was incorporated on December 11, 2006 under the laws of the State of Nevada.  The Company is also referred to as “we”, “us” and “our”. The Company’s administrative office is located in Golden, Colorado. The Company’s year-end is March 31.

The principal business of the Company is to search for mineral deposits or reserves which are not in either the development or production stage. The Company is an exploration stage corporation that is conducting exploration activities on gold and uranium properties located in Tanzania.

The foregoing unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2010 Form 10-K filed with the SEC on July 14, 2010. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

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

NOTE 2 --                      SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

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

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2010

Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Kilimanjaro Mining Company, Inc. (“Kilimanjaro”) and Lake Victoria Resources Company, (T) Ltd. Significant intercompany accounts and transactions have been eliminated.

Business Combinations
The Company follows the guidance ASC Topic 805, Business Combinations (ASC 805), and ASC Topic 810-10-65, related to non-controlling Interests in Consolidated Financial Statements.  The non-controlling interest recognized at June 30, 2009 was previously the minority interest held by certain passive shareholders at the consolidated financial statement level of Kilimanjaro, and whose interests were eliminated for accounting purposes by the August 7, 2009 share exchange agreement. The Company, after August 7, 2009, had no further non-controlling interests.

For the three months ended June 30, 2010 and 2009, losses of $0 and $1,907,182 respectively, were recognized as being attributed to the non-controlling interest of the Company’s controlled subsidiary.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents. As of June 30, 2010 and 2009, the Company has $945,263 and $385,925, respectively, deposited at an FDIC insured banks in the United States. FDIC deposit insurance covers the balance of each depositor’s account for $250,000 per insured bank. The Deposit Insurance Board in Tanzania insures up to 1,500,000 Tanzanian Schillings (approximately $970USD and $1,050USD as of June 30, 2010 and March 31, 2010, respectively) per customer per bank. Any amount beyond the basic insurance amount may expose the Company to loss.

Earnings Per Share
The Company follows the guidance of ASC 260, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted losses per share were the same, at the reporting dates, as the common stock equivalents outstanding would be considered antidilutive.

As of June 30, 2010 and 2009, the Company has warrants and financing options outstanding to purchase 11,823,501 and 4,312,500 common shares, respectively.

Exploration Stage
The Company and its subsidiaries have been in an exploration stage since its formation and have not realized any revenues from operations. They are primarily engaged in searching for mineral deposits or reserves which are not in either the development or production stage.  As of June 30, 2010, none of the Company’s mineral property interests had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7.

Foreign Currency Translation
The Company’s functional and reporting currency is the United States dollar. A portion of business transactions in Tanzania and mineral option purchase agreements are denominated in the Tanzanian Schilling. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in foreign currencies are recognized as incurred in the accompanying statements of operations.

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2010

Foreign Operations
The accompanying consolidated balance sheets contain certain recorded Company assets approximately in the amount of $231,000 at June 30, 2010 in a foreign country (Tanzania). Although Tanzania is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Going Concern
As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $8,949,000 incurred through June 30, 2010. The Company has no revenues, limited cash and losses from operations. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to continue the exploration for gold. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company expects to be able to meet its necessary cash outflows based upon funds received from future investments and borrowings during its exploration period.

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

Mineral Properties
Under US GAAP mineral property acquisition costs are ordinarily capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights are Tangible or Intangible Assets”. The carrying costs should be assessed for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying costs may not be recoverable.

Since the Company is unable to support continued capitalization of acquisition costs the Company has chosen to expense versus capitalize its property acquisition costs until the Company identifies proven and probable reserves.

When the Company has capitalized mineral property costs, these properties will be periodically assessed for impairment of value. Once a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method.  Additionally the Company expenses as incurred all maintenance and exploration property costs.

Property and Equipment
Assets are depreciated on a straight line basis. The Company’s assets, with a historical cost of $115,888 are being depreciated over lives of five years. Total depreciation expense of $5,775 and $682 is recognized for the three month ended June 30, 2010 and 2009, respectively. (SEE NOTE 4)

Recent accounting pronouncements
The company evaluated all of recent accounting pronouncements through ASU 2010-21 and deemed that they would have no impact on the Company’s financial statements or disclosures.

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 3 --                      RELATED PARTY TRANSACTIONS

Prior to incorporation of the Company’s wholly-owned subsidiary in Tanzania, the Company contracted with Geo Can Resources Company Ltd (Geo Can), a related company with a shared common director, to perform exploration services on all of the properties. As of June 30, 2010 and March 31, 2010, the Company owed $700,523 to Geo Can for exploration acquisition and services provided (See NOTE 7).

The Company through its subsidiary Kilimanjaro Mining Company advanced funds to Geo Can Resources Company to find mineral property interests in Tanzania.  As of June 30, 2010 and March 31, 2010, the Company advanced $449,043 to Geo Can. The advances bear no interest and are due on demand. The unencumbered funds advanced to Geo Can would be refundable to the Company.  The advances as of June 30, 2010 and 2009 have not been offset against payables nor had any encumbrances been reported to the Company.

NOTE 4 --                      PROPERTY AND EQUIPMENT

At March 31, 2010 and 2009, property and equipment consisted of the following:

Table 1: Property and Equipment Acquisition Cost and Accumulated Amortization

Category		As at 06/30/2010			As at 03/31/2010
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Machinery and equipment	87,360	11,648	75,712	87,360	7,280	80,080
Furniture and equipment	5,632	875	4,757	4,489	612	3,877
Computer and software	22,896	7,133	15,763	22,896	5,989	16,90 7

	$115,888	$19,656	$96,233	$114,745	$13,881	$100,864

NOTE 5 --                      NOTES PAYABLE

On May 22, 2010, the Company signed a finance agreement for payment of insurance in the amount of $12,750 at an annual rate of 9.99% for a ten month period, payable in monthly installments of $1,334.

NOTE 6 --                      OTHER PAYABLES

As of June 30 and March 31, 2010, one subsidiary of the Company withheld payroll deductions of $18,970 and $29,178 to conform to local tax law.

NOTE 7 --                      MINERAL PROPERTY AND EXPLORATION COSTS

On May 4, 2009, Kilimanjaro completed a Property Acquisition Agreement with Geo Can (a related party, see Note 3). Under the terms of the agreement Kilimanjaro acquired 100% interest of the mineral property assets, which included 33 gold prospecting licenses and 13 uranium licenses. Geo Can had entered into property option agreements, regarding some of these resource properties, with Lake Victoria before the share purchase agreement and as a consequence Geo Can no longer has any interest in those prior property agreements.

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2010

Costs of acquiring mineral properties are expensed by project area upon purchase of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related costs will be capitalized and amortized, using the units of production method on the basis of periodic estimates of ore reserves.

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

The following is the status of our projects,

Table 2: The continuity of mineral properties acquisition cost

	Kalemela Gold Project	State Mining Project	Geita Project	Kinyambwiga Project	Singida Project	Other Projects	Total
	(a)	(b)	(c)	(d)	(e)	(h)
Balance, March 31, 2010	$3,643,125	$190,000	$2,752,608	$1,922,608	$965,630	$926,940	$10,400,911

Related payments:
Cash Consideration	-	-	-	-	-	-	-
Share issued for Mining properties	-	-	-	-	-	-	-
Accrued liabilities	-	-	-	-	-	-	-
	-	-	-	-	-	-	-

Balance, June 30, 2010	$3,643,125	$190,000	$2,752,608	$1,922,608	$965,630	$926,940	$10,400,911

Table 3 : The continuity of mineral properties exploration expenditures

	Kalemela	State Mining	Geita	Kinyambwiga	Singida	Uyowa	North Mara	Total
	(a)	(b)	(c)	(d)	(e)	(f)	(g)
Balance, March 30, 2010	$633,895	$-	$408,972	$209,224	$565,269	$618		$1,817,977

Exploration expenditures:
Camp, Field Supplies and Travel	-	-	-	1,215	25,931	466	-	27,613
Drilling Cost	-	-	-	-	-	-	-	-
Geological consulting and Wages	-	-	-	3,420	42,535	-	5,556	51,511
Geophysical and Geochemical	-	-	-	-	675	-	-	675
Parts and equipment	-	-	-	-	1,343	-	-	1,343
Project Administration fee	-	-	-	-	-	-	-	-
Vehicle and Fuel expenses	-	-	-	754	20,060	-	2,497	23,311
	-	-	-	5,389	90,545	466	8,053	104,453
Write-offs
Balance, June 30, 2010	$633,895	$-	$408,972	$214,613	$655,814	$1,084	$8,053	$1,922,430

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2010

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

As a part of the Agreement, the Company owns 100% interest in the Geita project’s one prospecting license as at June 30, 2010.

(d) Kinyambwiga Project: PL4653/2007, 24PMLs

A director of the Company entered into Mineral Purchase agreements with 24 PML’s which are part of the Kinyambwiga Project and which are recorded in his name and are to be transferred over to the Company at a future date.

Table 2 and 3 reflect the acquisition and exploration costs for Kinyambwiga project.

As of June 30, 2010, the Company owns 100% interest of Kinyambwiga project’s one prospecting license.

(e) Singida Project

On May 15, 2009, the Company signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of June 30, 2010, this director has entered into Mineral Properties Sales and Purchase agreements with various PML owners. 22 PML agreements have been completed and these PMLs have been 100% acquired and the Company has the option to acquire 37 additional and different PMLs in the Singida area. Under the terms of these agreements, if the option to purchase is completed on all these PMLs, then the total purchase consideration will be $7,029,404. As of June 30, 2010, under the terms of the mineral properties sales and purchase agreements the Company has completed initial option payments in the amount of $904,148 and $61,482 is accrued as a short term liability.

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2010

On January 19, 2010, a director on behalf of the Company signed second addendums to Singida mineral properties sales and purchase agreements (“mineral agreement”) in 2009. The addendums revised and extended the secondary payments of the mineral agreements.

At the option of the Company, any PMLs may be relinquished at any time during the agreement and the title transferred back to the original owner. Also, at the option of the Company, a 2% Net Smelter Production royalty or 2% of the Net Sale Value may be substituted in place of the final payment for each PML and paid on a pro rata basis determined by the total final number of PMLs involved in a special mining license.

Table 2 and 3 reflect the acquisition and exploration costs for Singida project.

(f) Uyowa

Table 3 reflects the exploration costs for the Uyowa project.

As of June 30, 2010, the Company owns 100% interest of Uyowa project’s prospecting licenses.

(g) North Mara

Table 3 reflects the exploration costs for the Uyowa project.

As of June 30, 2010, the Company owns 100% interest of North Mara project’s prospecting licenses.

(h) Other projects

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

NOTE 8 --                      CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of June 30, 2010, the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Issuances
On May 11, 2010, the Company entered into an agreement with a consultant to provide services as a Senior Geological Consultant. In consideration of the foregoing the Company will pay a base compensation of $15,000 per month for the first six months, to be increased to $20,000 per month after the initial six months; eligibility of a bonus of 100,000 shares at the end of six months; and at the end of 12 months the Company will grant the consultant 300,000 stock options.

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2010

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

The fair value of the 10,473,000 warrants was estimated using the Black-Scholes pricing model based on the following assumptions: dividend yield of 0%; risk-free interest rate of 1.44%; expected life of three years; and volatility of 212%. A fair value of $191,137 was estimated.

On April 15, 2010, the Company issued 153,525 restricted shares of common stock and $21,265, for geological and business development services provided by a consultant.  The services were valued at $71,265.

On April 15, 2010, the Company issued 85,000 restricted shares of common stock for consulting and business development services provided by a consulting company. The services were valued at $27,200.

NOTE 9 --                      STOCK WARRANTS

As of June 30, 2010, 4,312,500 financial options expired without exercise.

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

Warrants and financial options outstanding as of June 30, 2010 were:

Table 4: Warrants

Expiration Date	Number of Warrants/Financial options	Exercise Price	Shares Issueable Upon Exercise
September 8, 2012	2,701,001	$0.63	1,350,501
January 27, 2013	10,473,000	$1.25	10,473,000
	14,357,151		11,823,501

NOTE 10 --                    COMMITMENTS AND CONTINGENCIES

On May 15, 2009, Kilimanjaro signed a Mineral Financing Agreement with a director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area of Tanzania. As of June 30, 2010, this director has entered into Mineral Properties Sales and Purchase agreements with various PML owners. 22 PML Option to Purchase agreements have been completed and these PMLs have been 100% acquired and the Company has the option to acquire 37 additional and different PMLs in the Singida area. Under the terms of these agreements, if the option to purchase is completed on all these PMLs, then the total purchase consideration will be $7,029,404.

LAKE VICTORIA MINING COMPANY, INC.
CONDENSED NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2010
.
The same director of the Company entered into Mineral Purchase agreements with 24 PML’s which are part of the Kinyambwiga Project and which are recorded in his name and are to be transferred over to the Company at a future date.

On December 31, 2009, the Company entered into a Geological and Business Development Consulting Services Agreement with Jack V. Everett (“Everett”) under which Everett will provide public relations, geological, and consulting services to us and the Company agrees to compensate Everett on a quarterly basis in two methods: (a) cash and (b) restricted common shares of the Company. The quarterly compensation will be agreed upon, in advance of each quarter, by the Company and Everett. Accordingly, upon execution of the agreement the Company paid Everett a cash payment of $20,000 and issued him 68,775 restricted common shares of the Company’s stock valued at $42,641. Subsequently, on May 10, 2010 the Company paid Everett a cash payment of $21,265 and on April 07, 2010 issued him 153,525 restricted common shares of the Company’s stock valued at $67,551. The term of the consulting agreement is twelve months.

On January 4, 2010, the Company entered into a finder’s fee agreement with Robert A. Young, The RAYA Group (“Young”) wherein we agreed to pay Young fees for introducing us to investors who invested in our private placements and joint ventures.  The fee will be 10% of the first $10,000,000 and 5% of amounts in excess of $10,000,000.  The term of finder’s fee agreement is five years.

NOTE 11 --                    SUBSEQUENT EVENTS

On July 27, 2010, the same director on behalf of the Company signed third addendums to Singida mineral properties sales and purchase agreements (“mineral agreement”) in 2009. The third addendums revised the Second Secondary payment term on the second addendum. Based on the revised term, 60% of the Second Secondary payment in the amount of $272,675 was fully paid on July 27, 2010 and 40% of the Second Secondary payment of approximate $181,800 will be due on October 24, 2010.

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

Overview

Lake Victoria Mining Company, Inc. was incorporated on December 11, 2006 under the laws of the State of Nevada. We are a reporting issuer in the U.S. and trade our common shares on the on the NASD OTCBB under the symbol LVCA.

Our principal business is to search for mineral deposits or reserves which are not in either the development or production stage, located primarily in the United Republic of Tanzania. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage.  These are consisting of mineral rights and applications for mineral rights, covering approximately 6,368 square kilometers (1,573,784 acres). We carry out our business by acquiring, exploring and evaluating mineral properties through our ongoing exploration program. Following exploration, we will either seek to advance them to a commercially feasible mining stage, enter joint ventures to further develop these properties or dispose of them if the properties do not meet our requirements. Our properties are all early stage exploration properties.  Within our mineral exploration land in Tanzania our focus is primarily on gold and uranium mineralized targets.

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

Update

The total number of our gold Prospecting Licenses (PLs) has increased since the filing of our annual 10-K. The number has increased from thirty (30) PLs to thirty-seven (37) PLs and the total area has increased from 2142.25 square kilometers to 2546.39 square kilometers. Our number of uranium prospect licenses and their areas remain the same as reported in our 10-K.

During this reporting period, our exploration was primarily focused on advancing the Kinyambwiga license within the Musoma Bunda Project and the Singida gold project. In addition, reconnaissance visits were made to several of our other gold projects, which include Suguti (Musoma Bunda Project), Buhemba, Uyowa Project Tarime North Mara Project, North Mara Nyabigena East Project and Kubiasi-Kiserya Project, in order to plan for initial exploration programs that will be commenced on these projects. The following provides an update of the exploration activities that were conducted during this reporting period on the Kinyambwiga PL (Musoma Bunda Project) and the Singida Gold Project

Kinyambwiga – Musoma Bunda Project

Kinyambwiga PL4653/2007 covers an area of 30.89 square kilometers in quadrangle QDS23/1 and contains within it twenty-four (24) Primary Mining Licenses (PMLs) that have been purchased outright by Geo Can Resources Company Limited (Geo Can) and are titled in the name of a common director of Geo Can and Lake Victoria Mining Company, Inc.

Exploration conducted during June 2010 was focused at extending the strike length of the prospect by undertaking:
•	Gridding and Regolith Mapping over the entire license area.
•
A geophysical gradient induced polarization (IP) survey, along 200 meter spaced north south traverses commenced in June and remains in progress over the entire prospecting licence of approximately 30 square kilometres. Follow-up detailed Schlumberger IP profiling across both prospects are planned in the immediate future once the gradient IP survey is complete.

•
Trenching: Previous trenching at Kinyambwiga outlined the existence of at least five, shear hosted, narrow gold bearing quartz veins. These veins, which trend east-northeast and west-southwest, have been partly exposed by artisanal mining along a strike length of about 300 meters. The latest phase of trenching involved re-opening of a number of the previously in-filled trenches as well as excavating some new trenches to cover the gaps on the planned north-south drill fences, to be spaced 80 meters apart.

Results from the trenching, IP survey and detailed mapping will be used to plan a reverse circulation (RC) drilling program scheduled to begin in September.

Singida Gold Project

The Singida Gold Project is located in central Tanzania and lies about 600 kilometers south of the city of Mwanza and approximately 90 kilometers south-southeast of the Regional government and commercial town center of Singida. Access from the town of Singida to the project is south over the main paved road to the village of Ikungi, and then easterly over an all-weather gravel road for a distance of about 70 kilometers to the village of Londoni. During the wet season, access within the project area requires 4WD vehicles. The property covers an area of about 6 square kilometers in QDS (Quadrangle) number 123/3 for Londoni Village.

During June 2010, a soil sampling survey was completed across the Singida-Londoni license area in which 483 samples, including 24 quality control blank samples, were collected and submitted to the SGS Laboratory, Mwanza for gold and arsenic determination by Aqua Regia. Samples were collected on 400 meter spaced north-south grid lines at intervals of 50 meters and at a depth of 30 centimeters. Additional detailed mapping of the geology and locations of the artisanal workings was also carried out.

The soil sample results, besides indicating areas of known artisanal mining, have formed broad, gold-in-soil anomalies. These gold anomalies occur over the areas from which previous electrically induced polarization (IP) geophysical profiling has identified a number of underground resistive bodies, believed to represent gold-bearing quartz veins beneath the surface, as reported in the Company's Press Release of 17th May 2010. The five gold targets, referred to as Sambaru 1 to 5 have surface strike lengths varying between 200 to 600 meters. In addition to assaying for gold, all of the soil samples were tested for arsenic. Arsenic in soil samples can often be a "pathfinder" element for gold when gold itself is not measurably present at surface. In addition to identifying the five targets, the compiled assay results have defined a large arsenic anomaly that is located within the central to northwestern part of the license area and encompasses the Sambaru 4 target, decreasing in intensity towards Sambaru 5 in the northwest corner of the license. Noteworthy is that four IP profile lines, undertaken across the recently identified arsenic anomaly, have indicated at least 8 sub-surface, resistive bodies, thought to be gold-bearing quartz veins, across a surface width of 350 meters.

Mapping of the location of the artisanal shafts within these target areas suggests that mining was undertaken on a number of narrow sub-outcropping gold veins across a surface width of up to 50 meters. However, IP geophysical profiling suggests that these veins may extend further to the northeast beneath the surface cover.

Detailed mapping of the regolith, topography and soils formed an integral part of the program in order to understand the value of the soil results.

Seventy-six reverse circulation (RC) drill holes have been planned totaling nearly 5,000 meters to test the five targets. Drill site construction has commenced and will be followed up shortly with road construction to prepare for drilling that is planned to begin in late August.

Plan of Operation

At quarter end, we had working capital of approximately $749,000.  We plan to spend approximately $181,800 for our property acquisitions and $1.3 million for exploration activities through 2010, with work being conducted on several projects including soil sampling, trenching and drilling.  We will need to raise additional funds to finance the exploration activities on our projects. There is no assurance that such financing would be available at this time.

Results of Operations

For the three months ended June 30, 2010 compared to the three months ended June 30, 2009:

Net loss for the three month period ended June 30, 2010 was $526,622 compared to $2,104,500 for the comparable period in 2009.

General and administrative expense for the three months ended June 30, 2010 decreased by $26,341 to $55,224 compared to $81,565 for the same period in 2009, mainly due to a decrease in expenses for promotion and for investor relations.

According to the Singida property acquisition option agreements, there were no payments due during the three month period ended June 30, 2010. For the same period in 2009, the acquisition costs were $3,061,230.

During the three month period ended June 30, 2010, exploration costs decreased by $11,840 to $104,453 as compared to $116,293 for the same 2009 period which reflects the company’s concentration on Singida Project and related cost savings from incorporation of the company’s own subsidiary in Tanzania to perform mineral exploration.

Consulting fees for the three months ended June 30, 2010 decreased to $312,316 compared to $632,587 for the same period of 2009. Management and director fees in the 2010 period decreased to $31,500 compared to $115,517 in 2009. This reduction was primarily due to a decrease in the demand for business development and strategic business consulting services.

As of June 30, 2010 the Company had current assets of $1,610,025 as compared to $1,456,668 on March 31, 2010. Total mineral optional acquisition costs were $10,400,911 and exploration costs amounted to $1,922,430 as of June 30, 2010.

Our exploration objective is to find an economic mineral body containing gold. Our success depends upon finding mineralized material. This includes a determination by our contracted consultants and professional staff whether the property contains resources and/or reserves. Mineralized material is a mineralized body, which has been delineated by appropriately spaced drilling or underground sampling to support sufficient tonnage and average percentage grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do so or because it is not economically feasible to do so, we will cease operations and you could lose your investment.

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

All of the work on our properties is conducted by contractors that the Company has hired through exploration service contracts or employees hired through Lake Victoria Resources (T) Limited, a wholly owned Tanzania corporation. The contractors and Lake Victoria Resources (T) employees are responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and evaluation and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

Liquidity and Capital Resources

Because the Company does not currently derive any production revenue from operations, its ability to conduct exploration and development on properties is largely based upon its ability to raise capital by equity funding.

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

On April 15, 2010, we issued 153,525 restricted shares of common stock and $21,265, for geological and business development services provided by Jack Everett.  We valued the services at $71,265.

On April 15, 2010, we issued 85,000 restricted shares of common stock for consulting and business development services provided by POP Holdings Ltd. We valued the services at $27,200.

Recent accounting pronouncements

We evaluated all of recent accounting pronouncements through ASU 2010-21 and deemed that they would have no impact on our financial statements or disclosures.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Once funding is adequate, these controls will be strengthened. The Company has not begun remediation efforts to correct the previously disclosed material weakness reported on the Company’s Form 10-K filed for the period ended March 31, 2010.

PART II.  OTHER INFORMATION

ITEM 1A.       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.          EXHIBITS.

The following documents are included herein:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
2.1	Stock Exchange Agreement With Kilimanjaro Mining Company, Inc. And Their Selling Shareholders.	10-Q	11/23/09	2.1
3.1	Articles of Incorporation.	SB-2	6/26/07	3.1
3.2	Bylaws.	SB-2	6/26/07	3.2
3.3	Memorandum And Articles Of Association Of Lake Victoria Resources (T) Limited.	10-Q	11/23/09	3.1
4.1	Specimen Stock Certificate.	SB-2	6/26/07	4.1
10.1	License.	SB-2	6/26/07	4.1
10.2	Amendment to License Agreement, dated June 3, 2008.	10-K	6/26/08	10.2
10.3	Option Agreement with Geo Can Resources Company Limited.	10-K	7/14/09	10.3

10.4	Binding Letter Agreement with Kilimanjaro Mining Company Inc.	10-K	7/14/09	10.4
10.5	Consulting Services Agreement With Stocks That Move.	10-Q	11/23/09	10.1
10.6	Consulting Agreement With Robert Lupo.	10-Q	2/22/10	10.1
10.7	Addendum to the Consulting Agreement with Robert Lupo.	10-Q	2/22/10	10.2
10.8	Finder’s Fee Agreement with Robert A. Young and The RAYA Group.	10-K	7/14/10	10.1
10.9	Termination of the Consulting Agreement with Robert Lupo.	10-K	7/14/10	10.2
10.10	Consulting Agreement with Clive Howard Matthew King.	10-K	7/14/10	10.3
14.1	Code of Ethics.	10-K	6/26/08	14.1
31.1	Certification of Principal Executive Office and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Office and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.2	Audit Committee Charter.	10-K	6/26/08	99.2
99.3	Disclosure Committee Charter.	10-K	6/26/08	99.3

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of August, 2010.

LAKE VICTORIA MINING COMPANY, INC.

BY:	ROGER A NEWELL
Roger A. Newell
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
2.1	Stock Exchange Agreement With Kilimanjaro Mining Company, Inc. And Their Selling Shareholders.	10-Q	11/23/09	2.1
3.1	Articles of Incorporation.	SB-2	6/26/07	3.1
3.2	Bylaws.	SB-2	6/26/07	3.2
3.3	Memorandum And Articles Of Association Of Lake Victoria Resources (T) Limited.	10-Q	11/23/09	3.1
4.1	Specimen Stock Certificate.	SB-2	6/26/07	4.1
10.1	License.	SB-2	6/26/07	4.1
10.2	Amendment to License Agreement, dated June 3, 2008.	10-K	6/26/08	10.2
10.3	Option Agreement with Geo Can Resources Company Limited.	10-K	7/14/09	10.3
10.4	Binding Letter Agreement with Kilimanjaro Mining Company Inc.	10-K	7/14/09	10.4
10.5	Consulting Services Agreement With Stocks That Move.	10-Q	11/23/09	10.1
10.6	Consulting Agreement With Robert Lupo.	10-Q	2/22/10	10.1
10.7	Addendum to the Consulting Agreement with Robert Lupo.	10-Q	2/22/10	10.2
10.8	Finder’s Fee Agreement with Robert A. Young and The RAYA Group.	10-K	7/14/10	10.1
10.9	Termination of the Consulting Agreement with Robert Lupo.	10-K	7/14/10	10.2
10.10	Consulting Agreement with Clive Howard Matthew King.	10-K	7/14/10	10.3
14.1	Code of Ethics.	10-K	6/26/08	14.1
31.1	Certification of Principal Executive Office and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Office and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.2	Audit Committee Charter.	10-K	6/26/08	99.2
99.3	Disclosure Committee Charter.	10-K	6/26/08	99.3