Form 10-QT/A
period 2009-03-31
Lake Victoria Mining Company, Inc.
filed 2010-09-01
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

[ ]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITIONAL PERIOD ENDED MARCH 31, 2009

Commission File Number 000-53291

LAKE VICTORIA MINING COMPANY, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

1781 Larkspur Drive
Golden, CO   80401
(Address of principal executive offices, including zip code.)

(303) 586-1390
(telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

We have audited the accompanying consolidated balance sheets of Lake Victoria Mining Company, Inc. (an exploration stage company) as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three months ended March 31, 2009 and 2008 and for the period from December 11, 2006 (inception) to March 31, 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Victoria Mining Company, Inc. as of March 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended and for the period from December 11, 2006 (inception) to March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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
June 17, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$530,569	$355,975
Advances and deposits	3,792	-
Advances to related party	1,537,849	977,581
Total Current Assets	2,072,210	1,333,556

PROPERTY AND EQUIPMENT, NET	8,322	3,485

TOTAL ASSETS	$2,080,532	$1,337,041

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$359,258	$18,596
Acquisition liabilities	300,000	-
Accrued expenses	125,000	76,290
Advances payable - related party	-	420
Other payables	-	79
Total Current Liabilities	784,258	95,385

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value;
100,000,000 shares authorized, 26,522,808 and 24,582,643
shares issued and outstanding, respectively	266	246
Additional paid-in capital	2,935,914	2,084,249
Subscription receivable	(13,280)	(13,280)
Accumulated deficit during exploration stage	(2,315,005)	(913,724)
	607,895	1,157,491

NON-CONTROLLING INTEREST	688,380	84,164
Total Stockholders' Equity (Deficit)	1,296,275	1,241,655

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	$2,080,532	$1,337,041

The accompanying notes are an integral part of these consolidated financial statements

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three	Period from
	Month Period	Month Period	December 11, 2006
	Ended	Ended	(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	167,665	147,150	1,639,856
Amortization and depreciation	574	-	3,154
Acquisition costs	3,880,000	-	6,465,300
Exploration costs	588,419	-	1,014,167
Total Operating Expense	4,636,658	147,150	9,122,477

LOSS FROM OPERATIONS	(4,636,658)	(147,150)	(9,122,477)

OTHER INCOME(LOSS)
Other income from professional services	-	-	15,900
Interest income	1,463	54	4,342
Gain(loss) on long-term investments	-	-	(5,000)
Total Other Income(Loss)	1,463	54	15,242

LOSS BEFORE TAXES	(4,635,195)	(147,096)	(9,107,235)

INCOME TAX EXPENSE (BENEFIT)	-	-	-

NET LOSS	$(4,635,195)	$(147,096)	$(9,107,235)

LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	4,053,533	3,775	6,792,230

NET LOSS ATTRIBUTABLE TO PARENT	$(581,662)	$(143,321)	$(2,315,005)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	26,496,381	24,557,807

The accompanying notes are an integral part of these consolidated financial statements

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three	For the Three	Period from
	Month Period	Month Period	December 12, 2006
	Ended	Ended	(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(581,662)	$(143,321)	$(2,315,005)
Adjustments to reconcile net loss to net cash
Amortization and depreciation	574	-	3,154
Loss in subsidiary attributed to non-controlling interest	(4,053,533)	(3,775)	(6,792,230)
Share payments for consulting services	-	-	197,500
Share payments for mineral interest acquisition costs	3,530,000	-	5,880,300
Provided (used) by operating activities:
Increase in advances and deposits	(3,793)	(273,628)	(63,792)
Increase in advances to related party	102,805	-	(1,477,849)
Increase in accounts payable	566,238	(9,807)	659,258
Increase in accrued expenses	-	690	125,000
Net cash used by operating activities	(439,372)	(429,841)	(3,783,664)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant, and equipment	-	(2,346)	(11,476)
Proceeds of subsidiary stock issuances	-	-	1,600,305
Net cash provided (used) by investing activities	-	(2,346)	1,588,829

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	-	37,950	2,739,404
Payment for cancellation of stock	(14,000)	-	(14,000)
Related party payable proceeds	-	-	420
Related party payable payments	-	-	(420)
Net cash provided (used) by financing activities	(14,000)	37,950	2,725,404

Net increase (decrease) in cash and cash equivalents	(453,372)	(394,237)	530,569

CASH AT BEGINNING OF PERIOD	983,940	750,212	-

CASH AT END OF PERIOD	$530,569	$355,975	$530,569

SUPPLEMENTAL CASH DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for subscription receivable	$-	$-	$13,280

The accompanying notes are an integral part of these consolidated financial statements

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)

					Accumulated	Total	Non-
	Common Stock		Additional	Subscription	Deficit During	Stockholders'	Controlling
	Shares	Amount	Paid-in Capital	Receivable	Exploration Stages	Equity (Deficit)	Interest
Balance, at December 12, 2006	-	$-	$-	$-	$-	$-	$-

Common stock issued in December for cash
at $0.00083 per share	14,730,000	147	12,128	(9,775)	-	2,500	-
Net loss for period ended
December 31, 2006	-	-	-	-	(3,017)	(3,017)	-

Balance, at December 31, 2006	14,730,000	$147	$12,128	$(9,775)	$(3,017)	$(517)	$-

Common stock issued in February for consulting
service provided @ $0.08333 per share	2,370,000	24	197,476	-	-	197,500	-
Subsidiary equity interest purchased in March
by non-controlling interests	-	-	-	-	-	-	10
Net loss for period ended
March 31, 2007	-	-	-	-	(291,085)	(291,085)	(7,441)

Balance, at March 31, 2007	17,100,000	$171	$209,604	$(9,775)	$(294,102)	$(94,102)	$(7,431)

Common stock issued in April for cash
at $0.08333 per share	5,172,000	52	430,948	(3,500)	-	427,500	-
Common stock issued in October for cash
at $0.625 per share	2,201,923	22	1,375,748	-	-	1,375,770	-
Common stock issued in November for cash
at $0.625 per share	48,000	-	30,000	-	-	30,000	-
As of October, Subsidiary equity interest purchased
by non-controlling interests							100,300
Miscellaneous adjustments to equity	-	-	-	(5)	-	(5)	-
Net loss for period ended
December 31, 2007	-	-	-	-	(476,301)	(476,301)	(4,930)

Balance, December 31, 2007	24,521,923	$245	$2,046,300	$(13,280)	$(770,403)	$1,262,862	$87,939

Common stock issued in February for cash
at $0.625 per share	60,720	1	37,949	-	-	37,950	-
Net loss for period ended
March 31, 2008	-	-	-	-	(143,321)	(143,321)	(3,775)

Balance, March 31, 2008	24,582,643	$246	$2,084,249	$(13,280)	$(913,724)	$1,157,491	$84,164

Common stock issued in April for cash
at $0.625 per share	208,000	2	129,998	-	-	130,000	-
Common stock issued in December for cash
at $0.41667 per share	1,765,765	18	735,667	-	-	735,684	-
As of May, Subsidiary equity interest purchased
by non-controlling interests	-	-	-	-	-	-	250,000
As of November, Subsidiary equity interest purchased
by non-controlling interests	-	-	-	-	-	-	250,000
As of November, Subsidiary equity interest purchased
by non-controlling interests	-	-	-	-	-	-	1,000,000
Subsidiary equity interest issued in December for mineral
properties acquisition	-	-	-	-	-	-	2,350,300
Net loss for period ended
December 31, 2008	-	-	-	-	(819,619)	(819,619)	(2,722,551)

Balance, December 31, 2008	26,556,408	$266	$2,949,914	$(13,280)	$(1,733,343)	$1,203,556	$1,211,913

Common stock Cancelled in January for refund
at $0.41667 per share	(33,600)	-	(14,000)	-	-	(14,000)	-
Subsidiary equity interest issued in January for mineral
properties acquisition	-	-	-	-	-	-	1,690,000
Subsidiary equity interest issued in January for mineral
properties acquisition	-	-	-	-	-	-	1,840,000
Net loss for period ended
March 31, 2009	-	-	-	-	(581,662)	(581,662)	(4,053,533)

Balance, March 31, 2009	26,522,808	$266	$2,935,914	$(13,280)	$(2,315,005)	$607,894	$688,380

The accompanying notes are an integral part of these consolidated financial statements

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

On March 21, 2007, Kilimanjaro acquired upon initial capitalization 3,000,000 restricted common shares of Lake Victoria, which represented 75% of Lake Victoria’s outstanding shares. During 2008 and the first three months in 2009, the Company’s direct ownership of Lake Victoria fell below the accounting threshold of 50% for consolidation. The Company evaluated the issue of control and determined that the Company’s loss of direct ownership position was temporary as the companies shared management, directors and others in their control group and the majority interest was held by passive investors. Passive investors are investors who do not hold the securities with the purpose or effect of changing or influencing the control of the Company, or in connection with or as a participant in any transaction having that purpose or effect. However, the Company retained control of Lake Victoria and continued to consolidate and treat Lake Victoria as a subsidiary. The financial statements for the three month period ending March 31, 2009 and 2008 include Lake Victoria and the non-controlling interest, which is held by passive investors, and is reflected in these statements.

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

In November 2009, the Company incorporated a wholly owned subsidiary, Lake Victoria Resources (T) Ltd., in Tanzania.

On December 5, 2009, the Company passed a resolution to change its fiscal year-end from December 31 to March 31. The financial statements for the period presented are for the transitional three month period from January 1 to March 31, 2009 and the comparative period in 2008.

The principal business of the Company is to search for mineral deposits or reserves which are not in either the development or production stage. The Company is an exploration stage corporation that intends to conduct exploration activities on gold and uranium properties located in Tanzania.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Since 2007, the Company did not own 100% of its subsidiary and accordingly, reported non-controlling interest at each of the appropriate reporting periods.

The Company adopted FASB ASC Topic 805, Business Combinations (ASC 805), and FASB ASC Topic 810-10-65, related to non-controlling interests in consolidated financial statements.  There was no impact on the Company’s consolidated financial statements as of March 31, 2009 as a result of adopting either statement.  The non-controlling interest was previously the minority interest held by certain passive shareholders at the consolidated financial statement level of Kilimanjaro, and whose interests were eliminated for accounting purposes by the August 7, 2009 share exchange agreement. The Company, after August 7, 2009, had no further non-controlling interests.

For the three months ended March 31, 2009 and 2008, losses of $4,053,533 and $3,775 respectively, were recognized as being attributed to the non-controlling interest of the Company’s controlled subsidiary.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents. As of March 31, 2009 and 2008, the Company has $530,569 and $355,975, respectively, deposited at an FDIC insured bank. FDIC deposit insurance covers the balance of each depositor’s account for $250,000 per insured bank. Any amount beyond the basic insurance amount may expose the Company to loss.

Derivative Instruments
The Company follows the guidance of ASC Topic 815 Derivatives and Hedging. This Topic establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

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

At March 31, 2009, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings (Losses) Per Share
The Company has adopted ASC Topic 260, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted losses per share were the same, at the reporting dates, as the common stock equivalents outstanding would be considered antidilutive.

As of March 31, 2009, the Company has 4,312,500 stock warrants outstanding.  (See NOTE 12)

Exploration Stage
The Company has been in an exploration stage since its formation and has not realized any revenues from operations. It is primarily engaged in searching for mineral deposits or reserves which are not in either the development or production stage.  As of March 31, 2009, none of the Company’s mineral property interest had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7.

Fair Value of Financial Instruments
ASC Topic 820 Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.

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

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2009.

Foreign Currency Translation
The Company's functional currency and its reporting currency is the United States dollar. A portion of business transactions in Tanzania and mineral option purchase agreements are denominated in the Tanzanian Shilling. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in foreign currencies are recognized as incurred in the accompanying statements of operations.

Going Concern
As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $2,315,000 incurred through March 31, 2009. The Company has no revenues, limited cash and losses from operations. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to continue the exploration for gold. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company expects to be able to meet its necessary cash outflows based upon funds received from future investments and borrowings during its exploration period.

Impairment of Long-Lived Assets
The Company follows the guidance under ASC Topic 360 Property, Plant and Equipment, which establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. ASC Topic 360 requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company evaluates its long-term assets annually for impairment.

Income Taxes
Income taxes are provided based upon the liability method of accounting pursuant to ASC Topic 740 Income Taxes. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC Topic 740 to allow recognition of such an asset.  (See NOTE 10)

Investments
Investments consist of equity securities of publicly held companies. The Company classifies investments as available for sale under ASC Topic 320 Investments – Debt and Equity Securities. Investments are carried at fair market value, which is based on quoted market prices. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income (loss), net of related deferred income taxes, unless a permanent impairment in value has occurred, which is then charged to operations. Realized gains and losses from the sale of available for sale securities are determined on a specific identification basis. Dividend and interest income is recognized as earned. Investments have been classified as non-current assets in the accompanying financial statement due to management’s current intent to hold such investments.

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

Property and Equipment
Assets are depreciated on a straight line basis. The Company’s fixed assets with a historical cost of $11,476 are being depreciated over lives of five years. (See NOTE 5)

Use of Estimates
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

In May 2009, the FASB issued Statement of SFAS No. 165, Subsequent Events, (now Codified under ASC Topic 855 Subsequent Events).  This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company's adoption did not have a material impact on the interim or annual consolidated financial statements or the disclosures in those financial statements.

NOTE 3 – SUBSEQUENT BUSINESS ACQUISITION

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

NOTE 4 - RELATED PARTY ADVANCES
The Company has contracted with Geo Can Resources Company Ltd (Geo Can), a related company with a shared common director, to perform exploration services on all of the properties.  The Company relies on Geo Can to perform all of the exploration work; if Geo Can stops providing exploration services, the Company may have to suspend operations until the Company finds a new contractor to continue exploration.  The Company has recorded liabilities totaling $700,523 owing to Geo Can as of March 31, 2009.

Also through its subsidiary, the Company advanced funds to Geo Can to find mineral properties for acquisition.  As of March 31, 2009, the Company recorded total advances of $1,537,849.  The advances bear no interest and unencumbered funds are repayable on demand.  The advances as of March 31, 2009 and 2008 have not been offset against payables nor had any encumbrances been reported to the Company.

NOTE 5 - PROPERTY AND EQUIPMENT

At March 31, 2009 and 2008, property and equipment consisted of the following:

Table 1: Property and Equipment Acquisition Cost and Accumulated Amortization

Category	As at 3/31/2009			As at 3/31/2008
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Computers Software	$11,476	$3,154	$8,322	$3,770	$285	$3.485
	$11,476	$3,154	$8,322	$3,770	$285	$3.485

Depreciation expenses for the three months ended March 31, 2009 and 2008 are $574 and $Nil, respectively.

NOTE 6 - LONG-TERM INVESTMENT

On June 20, 2008, the Company acquired 5,000,000 restricted common shares from Kibo Resources Company in the total consideration of $5,000. The Company held a majority interest of Kibo Resources, but classified this investment as a temporary ownership and recorded it at cost. For the period of reporting time, the Company evaluated the investment and recognized that the losses of the company attributed to the investment exceeded its value. As of March 31, 2009, the Company recognized an investment loss of $5,000 in prior periods.

NOTE 7 - ACCRUED EXPENSES

On November 1, 2007, the Company signed an employment agreement with Kilimanjaro’s vice president. According to the agreement, Kilimanjaro shall pay him 100,000 restricted common shares each year for 2007 and 2008, with a fair value of $0.75 per share in the total amount of $75,000 and $0.50 per share in the total amount of $50,000 respectively. As of March 31, 2009, no shares have been issued.

As of March 31, 2008, the Company accrued legal fees of $690 and transfer filing fees of $600.

NOTE 8 - MINERAL PROPERTY AND EXPLORATION COSTS

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

The continuity of mineral properties acquisition cost
	Kalemela Gold Project			State Mining Project		Geita Project	Total
	PL2747/2005	PL2910/2004	PL3006/2005	PL2702/2004 PL5469/2008	PL4339/2006	PL2806/2004
	(a)	(b)	(c)	(d)	(e)	(f)
Balance, March 31, 2008	$-	$-	$-	$-	$-	$-	$-

Option related payments:
Cash Consideration	75,000	125,000	125,000	30,000	30,000	200,000	585,000
Share issued for Mining properties	1,750,300	750,000	750,000	50,000	50,000	2,530,000	5,880,300
	1,825,300	875,000	875,000	80,000	80,000	2,730,000	6,465,300
Write-offs
Balance, March 31, 2009	$1,825,300	$875,000	$875,000	$80,000	$80,000	$2,730,000	$6,465,300

The continuity of mineral properties exploration expenditures
	Kalemela Gold Project			State Mining Project		Geita Project	Total
	PL2747/2005	PL2910/2004	PL3006/2005	PL2702/2004 PL5469/2008	PL4339/2006	PL2806/2004
	(a)	(b)	(c)	(d)	(e)	(f)
Balance, March 31, 2008	$-	$-	$-	$-	$-	$-	$-

Exploration expenditures:
Camp, Field Supplies and Travel	52,000	29,000	30,000			34,000	145,000
Drilling Cost	-	-	-			188,601	188,601
Geological consulting and Wages	69,680	63,600	36,000			87,540	256,820
Geophysical and Geochemical	75,524	64,224	41,000			60,156	240,904
Parts and equipment	4,000	8,000	4,000			-	16,000
Project Administration fee	33,800	9,100	29,250			22,100	94,250
Vehicle and Fuel expenses	32,284	3,248	34,260			2,800	72,592
	267,288	177,172	174,510	-	-	395,197	1,014,167
Write-offs
Balance, March 31, 2009	$267,288	$177,172	$174,510	$-	$-	$395,197	$1,014,167

(a)	Kalemela Gold Project: PL2747/2004

The Company currently owns 100% interest of Kalemela project’s prospecting license 2747/2004. (See Note 12 – Subsequent Event- Mineral Properties)

On December 23, 2008, Lake Victoria issued 10% of its share Capital, 1,750,300 shares of common stock at a fair value of $1,750,300 to satisfy share obligations of the Fourth Amendment Agreement with Uyowa Gold Mining and Exploration Company Ltd for the acquisition of 80% of PL2747/2004.

On July 23, 2008, Lake Victoria signed an exploration services agreement with Geo Can Resources Company Limited, Tanzania, to provide the initial exploration program on Kalemela license. According to the agreement, Lake Victoria shall pay Geo Can security deposit of $60,000. Upon receipt of Lake Victoria’s payment of the final invoice, the $60,000 deposit will be returned.  On August 1st, 2008, Lake Victoria paid deposit of $60,000 to Geo Can Resources Company Ltd.

Lake Victoria has an obligation, according to the Uyowa Fourth Amendment Agreement, to complete $750,000 of mineral exploration on PL2747/2004 within 48 months of the “Initial Payment Date”.

On July 14, 2008, Lake Victoria made cash payment of $75,000 to acquire 80% interest of Kalemela licenses PL2747/2004.

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

On April 1, 2007, Lake Victoria signed mineral property purchase/option agreement to acquire a license to explore the property from Uyowa Gold Mining and Exploration Company Limited, Dar es Salaam, Tanzania. Lake Victoria acquires a 100% interest in the property by contracting its own geologist, making a $20,000 (Initial Payment Date) within a maximum of 100 days of the Initial Signing Date and issuing 10% of Company's share capital on the Initial Payment Date.

(b)	& (c) Kalemela Gold Project: PL2910/2004 & PL 3006/2005

The Company currently owns a 100% interest in the Kalemela project’s prospecting licenses 2910/2004 and 3006/2005. (See Note 12 – Subsequent Event- Mineral Properties)

Together the three licenses, PL2747/2004, PL2910/2004 & PL3006/2005, cover an area of about 260 square kilometers. Lake Victoria has expanded an Exploration Services Agreement with Geo Can to include mineral exploration on all three licenses. Therefore, on December 9, 2008 Lake Victoria advanced an additional $225,000 to continue mineral exploration activities on PL2747/2004, PL2910/2004 and PL3006/2005. This exploration is being conducted after reviewing and agreeing on a budget for the initial mineral exploration on PL3006/2005 and PL2910/2004.

On December 23, 2008 Lake Victoria issued 600,000 shares of common stock in accordance with the agreement dated on November 18, 2008 at a fair value of $600,000.

On November 18, 2008, Lake Victoria entered into an Option To Purchase Prospecting Licenses Agreement (the “Agreement”), for PL2910/2004 and PL3006/2005, with Geo Can wherein Lake Victoria was granted the right to acquire an undivided 60% interest in and to certain property comprised of prospecting licenses, by carrying out a series of exploration programs on the property and by making certain payments to Geo Can in the form of shares of our common stock and cash as follows:

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

In addition, Lake Victoria can acquire the remaining 40% under additional options by the payment of money and issuance of additional shares of common stock. The exercise of these additional options will cause Lake Victoria and Geo Can to associate in a joint venture, the terms of which will be contained in a joint venture agreement.

Further, upon any part of the property being placed into commercial production, Lake Victoria will pay Geo Can a royalty of 2% of net smelter returns.

(d)	& (e) State Mining Project PL2702/2004, PL5469/2008 & PL4339/2006

The Company no longer has any interest in State Mining project’s prospecting licenses. (See Note 12 – Subsequent Event- Mineral Properties)

On December 22, 2008 Lake Victoria completed an “Option to Purchase Prospecting Licenses Agreement” with Geo Can for PL4339/2006 and PL2702/2004. Under the terms of the agreement Lake Victoria will acquire all the right, title and interest of Geo Can, in and to the exclusive option that Geo Can has (“Geo Can Option”) through the “Mineral Property Option to Purchase Agreement” dated May 20, 2008 between Geo Can and State Mining Corporation, Tanzania. Lake Victoria will have the exclusive and irrevocable option to acquire from State Mining Corporation a 90% undivided interest in PL4339/2006 and PL2702/2004 through the Geo Can Option, pursuant to the terms and conditions of the agreement.

In consideration for a 90% undivided interest Option on PL4339/2006 and PL2702/2004 Lake Victoria agreed that:

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

Under the terms of the “Mineral Property Option to Purchase Agreement” dated May 20, 2008 between Geo Can and State Mining Corporation, Tanzania that Lake Victoria is assuming Lake Victoria shall:

1.	Pay State Mining Company $30,000 per license listed; that is PL4339/2006 and PL2702/2004 and

2.
Thirty thousand dollars ($30,000) per license annually on subsequent anniversary dates of issuance of confirmation from the Commissioner of Minerals of registration of the Mineral Property Option to Purchase Agreement up to the date of completing a Bankable Feasibility Study and

Complete the following minimum exploration expenditures

1.	Shall spend a minimum of $100,000 per license per annum on exploration up to completion of Bankable Feasibility Study and announcement of Production Decision.

2.	shall maintain a free 10% carried interest to the benefit of the OWNER through to mining production.

(f)	Geita Project PL2806/2004

The Company currently owns a 100% interest in the Geita project’s prospecting license 2806/2004 (See Note 12 – Subsequent Event- Mineral Properties).

On February 13, 2009, the Company issued 4,000,000 shares of common stock, in accordance with the January 27, 2009 Option Agreement, at a fair value of $1,840,000 and paid $50,000 in Cash.

On January 27, 2009, Lake Victoria has executed a definitive Option Agreement (the “Option”) with Geo Can Resources Company Limited to earn a 50% interest in Geo Can’s Geita Gold Project, Prospecting License Number PL2806. Under the terms of the “Option” Lake Victoria will acquire a 50% interest in the “Property” totaling 43.77 sq km. The property shares an 11 kilometer common northern boundary with AngloGold-Ashanti’s world class Geita Gold Mine. The “Option” also provides for Lake Victoria to acquire through “Remaining Interest Options” up to a 75% interest in the gold project.

Under the terms of the Option agreement, Lake Victoria will make cash payments and issue common shares to Geo Can and must complete first year minimum exploration expenditures on the “Property”.

1.1   Geo Can hereby grants to Lake Victoria (or such wholly-owned subsidiary of Lake Victoria as Lake Victoria may request) an option to acquire an undivided fifty percent (50%) interest (the “Option”) in and to the Property and, as consideration, and subject to Board acceptance in respect of the Option and this Agreement, Lake Victoria hereby agrees to reimburse Geo Can for the annual fees and registration fees incurred by Geo Can to register, transfer and maintain the Claims in the amount of $1,823 (to be paid on the Closing Date) and to:
1.	pay $200,000 to Geo Can as follows:

(i)	$50,000 on the Closing Date; less any deposit advanced

(ii)	$150,000 on or before the one year anniversary of the Closing Date;

(i) and

2.	allot and issue to the Geo Can a total of 5,500,000 Shares, as fully paid and non-assessable, as follows:

(i)	4,000,000 Shares within seven (7) days of the Closing Date;

(ii)	1,500,000 Shares on or before the one year anniversary of the Closing Date;

(ii) and

incur Exploration Expenses aggregating at least $2,000,000 not later than the first anniversary of the Closing Date, as follows:

(i)	$650,000 within 180 days of the Closing Date;

(ii)	an additional $1,350,000 on or before the first year anniversary of the Closing Date;

NOTE 8 - CAPITAL STOCK

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

Kilimanjaro Issuances:

In January, 2009, the Company cancelled 33,600 shares of common stock at approximately $0.41667 per share and refunded an investor a total amount of $14,000.

In December, 2008, the Company issued 1,765,765 shares of common stock at approximately $0.41667 per share in consideration of $735,684.

In April, 2008, the Company issued 268,720 shares of common stock at $0.625 per share in consideration of $167,950.

In December, 2007, the Company issued 48,000 shares of common stock at $0.625 per share in consideration of $30,000.

In October, 2007, the Company issued 2,201,923 shares of common stock at $0.625 per share in consideration of $1,375,770.

In April 2007, the Company issued 5,172,000 shares of common stock at approximately $0.083 per share in consideration of $431,000.

In February 2007, the Company issued 2,370,000 shares of common stock at fair value of approximately $0.083 per share on payment of consulting services in the amount of 197,500.

In December 2006, the Company issued 14,730,000 shares of common stock at approximately $0.00083 per share for cash of $2,500 and a subscription receivable of $9,775.

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

On January 21, 2009, Lake Victoria entered into an option to purchase prospecting license agreement with Geo Can Resources Ltd. to acquire prospecting license PL2806/2004 in the Geita District. The total consideration would include an aggregate cash payment of $200,000 and issuance of 5,500,000 shares of common stock with a fair value of $1,690,000.  As part of the Security Exchange Agreement executed on August 7, 2009, this transaction was cancelled.

On December 23, 2008, Lake Victoria issued 10% of share capital, 1,750,300 shares of common stock at a fair value of $1,750,300 to satisfy share obligations of the Fourth Amendment Agreement with Uyowa Gold Mining and Exploration Company Ltd for the acquisition of 80% of PL2747/2004.

On November 18, 2008, Lake Victoria entered into an Option Purchase Prospecting Licenses Agreement with Geo Can Resources Company Ltd to acquire a 60% interest of two Prospecting Licenses, PL2910/2004 and PL3006/2005 in Tanzania. The total consideration included an aggregate cash payment of $250,000 and issuance of 1,500,000 shares of common stock. On December 23, 2008, Lake Victoria issued 600,000 shares of common stock at a fair value of $600,000.

On November 18, 2008 Lake Victoria sold 4,000,000 units to three individuals in consideration of $1,000,000. Each unit consists of one share of common stock and an option to purchase up to 100% of additional shares of common stock with the exercise price of $1.00.

On November 10, 2008, Lake Victoria sold 125,000 units to one individual in consideration of $50,000. Each unit consists of one share of common stock and an option to purchase up to 50% of additional shares of common stock with the exercise price of $1.10.

On October 19, 2008, Lake Victoria sold 125,000 units to one individual in consideration of $50,000.  Each unit consists of one share of common stock and an option to purchase up to 50% of additional shares of common stock with the exercise price of $1.10.

On October 10, 2008, Lake Victoria sold 375,000 units to one individual in consideration of $150,000. Each unit consists of one share of common stock and an option to purchase up to 50% of additional shares of common stock with the exercise price of $1.10.

The fair value of the 4,312,500 stock warrants issued in connection with October and November share issuances was estimated using the Black-Scholes pricing model based on the following assumptions: dividend yield of 0%; risk-free interest rate of 0.39%; expected life of one year and five months; and volatility of 93%. A fair value of $332,000 was estimated.

On May 28, 2008, Lake Victoria completed a non-brokered Regulation S private placement of 12,500,000 shares of restricted common stock at $0.02 per share for cash of $250,000.

On October 17, 2007, the Company completed a public offering of 1,003,000 shares of common stock at a price of $0.10 per share for cash of $100,300.

In March 2007, the subsidiary of the Company issued 1,000,000 shares of common stock for cash consideration of $5 and a subscription receivable of $5.

NOTE 10 - INCOME TAXES

At March 31, 2009 and 2008, the Company had deferred tax assets (calculated at an expected rate of 34%) of approximately $787,000 and $310,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at March 31, 2009 and 2008. The significant components of the deferred tax asset at March 31, 2009 and 2008 were as follows:

	March 31, 2009	March 31, 2008
Operating loss balance:	$(2,315,000)	$(913,000)
Deferred tax asset	$787,000	$310,000
Deferred tax asset valuation allowance	(787,000)	(310,000)
Net deferred tax asset	$-	$-

At March 31, 2009 and 2008, the Company has net operating loss carryforwards of approximately $2,315,000 and 913,000, which expire in the years 2023-2024. The change in valuation allowance from March 31, 2008 to March 31, 2009 was $477,000.

Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which cannot be predicted at this time. Furthermore, the availability of net operating losses would be limited by the future action of the Company and its investors. Losses recognized in certain financial reporting subsidiaries may only be available at the subsidiary level and not as part of a consolidated tax filing.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company signed exploration services agreements with Geo Can to perform mining exploration on all properties. According to the services agreements, the Company has an obligation to incur exploration expenses as follows:

Kalemela Gold Project: PL2747/2004
Lake Victoria shall complete $187,500 of mineral exploration on PL2747/2004 within twelve months of the “Initial Payment Date” which is July 13, 2008.

Kalemela Gold Project: PL2910/2004 & PL 3006/2005
Lake Victoria shall incur exploration expenses of $200,000 on or before the one year anniversary of the closing date which is November 18, 2009.,

According to the Kalemela Gold PL2910/2004 and PL3006/2005 option agreement which signed on November 18, 2008, Lake Victoria shall pay $150,000 in cash and issue 900,000 shares on or before the one year anniversary of the closing date which is November 18, 2009.

State Mining Project PL2702/2004, PL5469/2008 & PL4339/2006
Lake Victoria shall spend a minimum of $100,000 per license per annum on exploration up to completion of a Bankable Feasibility Study and the announcement of a Production Decision.

Geita Project PL2806/2004

(b) The Company shall incur Exploration Expenses aggregating at least $2,000,000 not later than the first anniversary of the Closing Date as follows:
(i)	$650,000 within 180 days of the Closing Date which is July 28,2009;
(ii)	an additional $1,350,000 on or before the first year anniversary of the Closing Date which is January 28, 2010

NOTE 12 - SUBSEQUENT EVENTS

On November 9, 2009, the Company incorporated a wholly owned subsidiary, Lake Victoria Resources (T) Ltd., in Tanzania to perform all exploration and mining activities on the Company’s mineral properties.

Share Issuances

Post-acquisition Issuances

As of May 28, 2010, the Company completed a private placement of 10,473,000 units at $0.20 per share for total consideration of $2,094,600.  Each Unit consists of one share of common stock and one redeemable warrant.  One redeemable warrant and payment of $1.25 entitles the holder to purchase one additional share of common stock.  The exercise period of the redeemable warrants is thirty-six months from January 28, 2010. Included in the private placement were 1,350,000 units issued to three directors and officers for $270,000.

On April 13, 2010, the Company issued 85,000 restricted shares of common stock for business development services provided by POP Holdings Ltd. and valued the services at $37,400.

On December 31, 2009, the Company sold 2,701,001 units for total consideration of $1,574,704, net of costs of $45,900. Each unit consists of one share of common stock and one redeemable warrant. Two redeemable warrants and payment of $1.25 entitles the holder to purchase one additional share of common stock. The exercise period of the redeemable warrants is thirty-six months from September 9, 2009.

Table 1: Warrants

Expiration Date	Number of Warrants	Exercise Price	Shares Issued Upon Exercise

April 30, 2010	312,500	$1.10	312,500
May 31, 2010	4,000,000	$1.00	4,000,000
September 8, 2012	2,701,001	$0.63	1,350,501
January 27, 2013	10,473,000	$1.25	10,473,000
	17,486,501		16,136,001

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

On October 30, 2009, the Company entered into a public relations, advisory, and consulting services agreement with Stocks that Move. The term of the agreement is for a period of twelve months. Total consideration for the services was 1,450,000 restricted common shares. On November 15, 2009, the Company issued 1,450,000 restricted shares of common stock and valued the services at $1,218,000.

On November 5, 2009, the Company issued 456,250 restricted shares of common stock for business development services provided by POP Holding and Vertvet Management Services Ltd. and valued the services at $273,750.

Acquisition Issuances

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

Kilimanjaro Issuances

The remaining portions of the underlying shares were issued by Kilimanjaro prior to the August 7, 2009 share exchange agreement for the following purposes:

1,747,200 were issued for cash at $0.20833 per share
6,211,500 were issued for acquisition of mineral properties
3,172,042 were issued for payment of consulting services

Lake Victoria Issuances

Lake Victoria, prior to the share exchange agreement with its controlling parent company, Kilimanjaro, issued the following shares as the reporting registrant and subsidiary of Kilimanjaro:

On April 15, 2009, Lake Victoria granted 70,000 restricted common shares at a fair value of $35,000 to officers and directors. The shares were issued on August 4, 2009.

Contracts and Agreements

On May 11, 2010, we entered into an agreement with Clive Howard Matthew King (“King”) to provide services to us as our Senior Geological Consultant. In consideration of the foregoing we will pay King a base compensation of $15,000 per month for the first six months, to be increased to $20,000 per month after the initial six months; eligibility of a bonus of 100,000 shares at the end of six months; and at the end of 12 months the Company will grant King 300,000 stock options.

On January 4, 2010, the Company entered into a finder’s fee agreement with Robert A. Young (“Young”) wherein we agreed to pay Young fees for introducing us to investors who invested in our private placements and joint ventures.  The fee will be 10% of the first $10,000,000 and 5% of amounts in excess of $10,000,000.  The term of finder’s fee agreement is five years.

On December 3, 2009, the Company entered into a Consulting Services Agreement (the “Agreement”) with Robert Lupo (the “consultant”). The consultant will provide public relations, advisory, and consulting services to the Company in conjunction with the development of the Company’s marketing plan, business plan, and goals. The contract has a one year term, and 300,000 shares of restricted stock will be issued within 30 days after the date of this contract.  On December 31, 2009 we executed an addendum to the Agreement in order to extend the term of the agreement by an additional 60 days and included a probationary period of 60 days to evaluate the services and determine compensation. On March 1, 2010, the Company and Robert Lupo mutually agreed to terminate the agreement.

On October 31, 2009 the Company and Hampton Park LLC mutually agreed to extend the payment due date for the sale of Kibo Resources Company shares to November 30, 2009. In December, 2009, the Company received the payment.

Mineral Properties

On May 4, 2009, Kilimanjaro completed a Property Acquisition Agreement (the “Agreement”) with Geo Can Resources Company Limited (“Geo Can”). Under the terms of the agreement Kilimanjaro acquired 100% interests of the mineral property assets which included 33 gold prospecting licenses and 13 uranium licenses. Geo Can had entered into property agreements regarding some of these resource properties with Lake Victoria before the share purchase agreement and now Geo Can no longer has any interest in those prior property agreements.

All exploration and payment commitments as per agreements between Geo Can and the Company for the Geita and Kalemela projects were cancelled as part of the agreement between Geo Can and Kilimanjaro prior to the August 7, 2009 share exchange agreement.

Both companies have mutually agreed that the exploration agreements will be terminated once the Company incorporates its own exploration subsidiary in Tanzania. Subsequent to March 31, 2009 the Company incorporated a Tanzania subsidiary. There are no payments in default as of the date of this filing.

1)	Kalemela Gold Project: PL2747/2004, PL2910/2004 & PL 3006/2005

As a part of the Agreement, Kilimanjaro owns a 100% interest in the Kalemela Gold Project’s three prospecting licenses.

2)	State Mining Project: PL2702/2004, PL5469/2008 & PL4339/2006

On August 10, 2009, the Company decided to release the above three licenses and transferred them back to State Mining Company on August 11 and September 15, 2009.  The Company has abandoned its interests in this project and will not be involved in further exploration activities on the three licenses.

3)	Geita Project: PL2806/2004
As a part of the Agreement, the Company owns a 100% interest in the Geita project’s one prospecting license.

4)	Kinyambwiga Project: PL4653/2007

As part of the Agreement, the Company owns a 100% interest in the Kinyambwiga Project’s PL4653/2007. A director of the Company entered into Mineral Purchase agreements with 24 PML’s which are part of the Kinyambwiga Project and which are recorded in his name and are to be transferred over to the Company at a future date.

5)	Singida Project

On January 19, 2010, a director on behalf of the Company signed second addendums to Singida mineral properties sales and purchase agreements (“mineral agreement”) originally executed in 2009. The addendums revised the secondary payments of the mineral agreements as follows,

(A)	First payment of 50% of the Secondary Payment is to be paid as follows:
1.	20% of the first payment of 50% of the Secondary Payment in the amount of $215,659 shall be paid upon execution of the addendums
2.	30% of the first payment of 50% of the Secondary Payment in the amount of $323,489 shall be paid within two and eight weeks after the Company receives confirmation of the transfer of PMLs.
3.	50% of the first payment of 50% of the Secondary Payment in the amount of $539,148 shall be paid within six and seven and one half months of the date of the execution of the addendums

(B)	50% of Secondary Payment in the amount of $1,078,295 within twelve and thirteen and one half months of the date of the execution of the Second Addendums.

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

On May 15, 2009, Kilimanjaro signed a Mineral Financing Agreement with one director of Kilimanjaro authorizing him, on behalf of Kilimanjaro, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. In 2009, the director entered into Mineral Properties Sales and Purchase agreements with various PML owners providing Kilimanjaro with the option to acquire 54 different PMLs in the Singida area. 22 PML agreements have been completed and these PMLs have been 100% acquired and the Company has the option to acquire 37 additional and different PMLs in the Singida area. Under the terms of these agreements, if the option to purchase is completed on all of these PMLs, then the total purchase consideration will be $4,924,846. Of this amount, $54,000 has already been paid and $61,482 is accrued as a short term liability. At the option of Kilimanjaro certain additional option payments may be paid.

At the option of Kilimanjaro, a secondary payment of $1,697,415 is to be paid within 120 days, which may be extended to 240 days in certain circumstances and a final payment of $3,173,432 is to be paid within 730 days. Also, at the option of the Company, a 2% Net Smelter Production royalty or 2% of the Net Sale Value may be substituted in place of the final payment and paid on a pro rata basis determined by the total final number of PMLs involved in a special mining license.

6)	Other projects

On May 4, 2009, Kilimanjaro completed a Property Acquisition Agreement with Geo Can. Under the terms of the agreement Kilimanjaro acquired 100% interests of the mineral property assets of Geo Can which included 33 gold prospecting licenses and 13 uranium licenses. Included in this agreement were the Kalemela project licenses, the Geita project license and the Kinyambwiga project license.

Note Payable

On May 22, 2009, the Company signed a finance agreement for payment of insurance in the total amount of $12,000 at an annual rate of 8.348% with monthly installments of $1,380.

Related Parties/Concentrations

On May 15, 2009, Kilimanjaro signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of December 31, 2009, this director has entered into Mineral Properties Sales and Purchase agreements with various PML owners providing the Company with the option to acquire 59 different PMLs in the Singida area. Under the terms of these agreements, if the option to purchase is completed on all these PMLs, then the total purchase consideration will be $7,029,404.

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

On May 4, 2009, the Company acquired a 100% interest in 33 gold licenses and 13 uranium licenses from Geo Can. As part of the agreement, Kilimanjaro obtained 6,350,300 restricted common shares of Lake Victoria, Kilimanjaro’s controlled subsidiary, at a fair value of $3,048,144 from Geo Can. The payment includes a share payment of 6,211,500 common shares with a fair value of $259,000 and the cancellation of $1,500,000 of funds advanced to Geo Can. Geo Can had entered into property agreements regarding some of these resource properties with Lake Victoria before the share purchase agreement and now Geo Can no longer has any interest in those prior property agreements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of the transitional report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results of our predictions.

Results of Operations/Plan of Operation

For the three months ending March 31, 2009 compared to three months ending March 31, 2008:

For the three months ending March 31, 2009, we recorded a net loss before attribution of the non-controlling interest of $4,635,195. After attribution of the non-controlling interest of $4,053,533, the loss attributed to the Company was $581,662, or $0.02 per share. For the three months ending March 31, 2008, we recorded a net loss before attribution of the non-controlling interest of $147,096. After attribution of the non-controlling interest of $3,775, the loss attributed to the Company was $143,321, or $0.01 per share. All discussions of expenses reflect no attribution to the non-controlling interest.

General and administrative expense for the three months ending March 31, 2009 increased by $20,515 to $167,665 compared to $147,150 for the same period in 2008.

Property acquisition costs during the 2009 three month period increased to $3,880,000 compared to nothing being expensed in 2008 which resulted from property acquisition option payments made in 2009.

Exploration costs during the 2009 three month period increased to $588,419 as compared to nothing being expensed for the same period of 2008, reflected by an increase in exploration activities in the Geita and Kalemela Projects.

The following discussions provide on update of the Company’s most current funding activities:

As of May 28, 2010, the Company completed a private placement of 10,473,000 units at $0.20 per share for total consideration of $2,094,600.  Each Unit consists of one share of common stock and one redeemable warrant.  One redeemable warrant and payment of $1.25 entitles the holder to purchase one additional share of common stock.  The exercise period of the redeemable warrants is thirty-six months from January 28, 2010. Included in the private placement were 1,350,000 units issued to three directors and officers for $270,000.

On December 31, 2009, the Company completed a non-brokered private placement of 2,701,001 units at $0.60 per share for cash of $1,574,704, net of cost of $45,900. Each unit consists of one share of common stock and one redeemable warrant. Two redeemable warrants and payment of $1.25 entitles the holder to purchase one additional share of common stock. The exercise period of the redeemable warrants is thirty-six months from September 9, 2009.

On November 9, 2009, we incorporated Lake Victoria Resources (T) Ltd, in Tanzania, as a wholly owned subsidiary corporation to conduct exploration and mining activities on all of our mineral properties.

On July 8, 2009, Kilimanjaro Mining Company, Inc. and Lake Victoria Mining Company, Inc. entered into a Securities Exchange Agreement (the “acquisition”) under which Lake Victoria acquired all of the issued and outstanding common shares of  Kilimanjaro.  Prior to the acquisition, Lake Victoria was a registrant with the Securities and Exchange Commission and a consolidated subsidiary of Kilimanjaro. Kilimanjaro and Lake Victoria had been under common control since each of the entities’ inceptions. The acquisition was completed on August 7, 2009 and the stockholders of Kilimanjaro received approximately 67% of the Company’s issued capital shares.  The acquisition was accounted for as a “reverse acquisition restructuring” and recapitalization of Kilimanjaro.  As the result of this transfer, the former stockholders of Kilimanjaro owned a majority of the outstanding shares of the common stock of the Company, and Kilimanjaro was treated as the accounting acquirer for financial statement purposes. Since Lake Victoria was a consolidated subsidiary of Kilimanjaro, all of the historical accounting information previously reported by the registrant is incorporated in the historical financial information of the Company’s consolidated financial statements. Accordingly, the two entities consolidation reflects all of the historical financial information without any modification for recognition of fair value adjustments based upon a business combination.  The equity of Kilimanjaro for accounting purposes was restated in the legal framework of its previously controlled subsidiary Lake Victoria.  The continuing legal entity is Lake Victoria Mining Company, Inc. and all equity information has been restated under its share structure and the continuing accounting of the consolidated results of operations are based upon Kilimanjaro’s consolidation of financial information from inception.

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

We must continue to conduct exploration to determine what amount of gold and other minerals, if any, exist in our properties and if any minerals which are found can be economically extracted and profitably processed. We contracted with Geo Can Resources Company Limited (“Geo Can”), a related company with a shared common director, which is a contract services exploration company in Tanzania, East Africa, to perform exploration services on all our properties. We had relied on Geo Can to do all such work until the formation of our Tanzanian subsidiary.

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

Kalemela Gold Project

The Kalemela project is comprised of PL2747/2004, PL2910/2004, PL3006/2005, PL2892/2009, PL5912/2009 and PL5988/2009 totaling approximately 253.80 sq. km.  The first event that occurred, on April 1, 2007, was the acquisition of the prospecting license, PL2747/2004 from Uyowa Gold Mining and Exploration Company Limited, P.O. Box 3167, Dar es Salaam, Tanzania. Kalemela Gold Project license number: PL2747/2004 is located within the Southeastern Lake Victoria Goldfields in Northern Tanzania in Magu District, Mwanza Region and is approximately 125 kilometers northeast of Mwanza. This was followed by a physical examination of the property by Dr. Roger A. Newell, a geologist, our president and director. The license is recorded in Geo Can’s name. Following the initial examination, we entered an Exploration Services Agreement with Geo Can to conduct geologic mapping, soil and rock sampling and ground magnetic surveys.

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

State Mining Project

On December 22, 2008, we completed an “Option to Purchase Prospecting Licenses Agreement” with Geo Can for PL4339/2006 and PL2702/2004. Under the terms of the agreement and the consideration paid, we acquired the exclusive and irrevocable option to acquire from the State Mining Corporation a 90% undivided interest in PL4339/2006 and PL2702/2004 through the Geo Can Option. Dr. Roger A. Newell and Mr. Ahmed Magoma completed a field visit to PL2702 and PL5469 on January 19th 2009. Shallow iron stained artisanal mine pits are present and these pits reveal 0.5 meter to 1 meter thick northeast striking and steeply dipping quartz veins. Evidence of earlier RAB drilling was also observed. Plans and budgets for the mineral exploration program on these properties were prepared with intent for the program to be conducted during the last two quarters of 2009.

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

Liquidity and Capital Resources

As of May 28, 2010, the Company completed a private placement of 10,473,000 units at $0.20 per share for total consideration of $2,094,600.  Each Unit consists of one share of common stock and one redeemable warrant.  One redeemable warrant and payment of $1.25 entitles the holder to purchase one additional share of common stock.  The exercise period of the redeemable warrants is thirty-six months from January 28, 2010. Included in the private placement were 1,350,000 units issued to three directors and officers for $270,000.

On December 31, 2009, the Company sold 2,701,001 units for total consideration of  $1,574,704, net of cost of $45,900. Each unit consists of one share of common stock and one redeemable warrant. Two redeemable warrants and payment of $1.25 entitles the holder to purchase one additional share of common stock. The exercise period of the redeemable warrants is thirty-six months from September 9, 2009.

On August 7, 2009 the Company issued 37,653,549 common shares pursuant to a share exchange agreement with Kilimanjaro. Of these shares, 24,478,300 had been issued originally by Kilimanjaro prior to December 31, 2008. The remaining portions of the underlying shares were issued by Kilimanjaro prior to the August 7, 2009 share exchange agreement for the following purposes:

• 1,747,200 were issued for cash at $0.25 per share
• 6,211,500 were issued for acquisition of mineral properties
• 3,172,042  were issued for payment of consulting services

According to the share exchange agreement, Kilimanjaro, on August 7, 2009, cancelled 4,000,000 common shares held in its subsidiary, Lake Victoria, of which 3,000,000 shares were originally issued to Kilimanjaro and 1,000,000 shares to former directors on March 14, 2007 at the inception of the subsidiary.  Also in accordance with the share exchange agreement, Kilimanjaro, on August 7, 2009, cancelled 6,350,300 common shares within its subsidiary Lake Victoria which included 2,350,300 shares issued on December 23, 2008 and 4,000,000 shares issued on February 13, 2009 to Geo Can Resources Ltd. and later acquired by Kilimanjaro in May 2009 by Kilimanjaro.

In January, 2009, the Company cancelled 33,600 common shares for an amount of $14,000 due to the request of an individual investor to withdraw his private placement.

In December, 2008, the Company issued 1,765,765 shares of common stock at approximately $0.42 per share in consideration of $735,684.

In April, 2008, the Company issued 268,720 shares of common stock at $0.625 per share in consideration of $167,950.

In December, 2007, the Company issued 48,000 shares of common stock at $0.625 per share in consideration of $30,000.

In October, 2007, the Company issued 2,201,923 shares of common stock at $0.625 per share in consideration of $1,375,770.

In April 2007, the Company issued 5,172,000 shares of common stock at approximately $0.08 per share in consideration of $431,000.

In February 2007, the Company issued 2,370,000 shares of common stock at fair value of approximately $0.08 per share on payment of consulting services in the amount of $197,500.

In December 2006, the Company issued 14,730,000 shares of common stock at approximately $0.00083 per share for cash of $12,275 and a subscription receivable of $12,275.

Lake Victoria, prior to the share exchange agreement with its controlling parent company, Kilimanjaro, issued the following shares as the reporting registrant and subsidiary of Kilimanjaro:

On April 15, 2009 Lake Victoria granted 70,000 restricted common shares at a fair value of $35,000 to officers and directors. The shares were issued on August 4, 2009.

On February 13, 2009, Lake Victoria issued 4,000,000 shares of common stock at a fair value of $1,840,000 in accordance with the January 21, 2009 Option to Purchase agreement for Geita PL 2806/2004.  All of these shares were acquired by Kilimanjaro as part of a share exchange in May 2009.

On January 21, 2009 Lake Victoria entered into an option to purchase prospecting license agreement with Geo Can Resources Ltd. to acquire prospecting license PL2806/2004 at the Geita project. The total consideration includes an aggregate cash payment of $200,000 and issuance of 5,500,000 shares of common stocks.

On December 23, 2008, Lake Victoria issued 10% of share Capital, 1,750,300 shares of common stock at a fair value of $1,750,300 to satisfy share obligations of the Fourth Amendment Agreement with Uyowa Gold Mining and Exploration Company Ltd for the acquisition of 80% of PL2747/2004.

On November 18, 2008 Lake Victoria sold 4,000,000 units to three individuals in consideration of $1,000,000. Each unit consists of one share of common stock and an option to purchase up to 100% of additional shares of common stock with the exercise price of $1.00.

On November 10, 2008, Lake Victoria sold 125,000 units to one individual in consideration of $50,000. Each unit consists of one share of common stock and an option to purchase up to 50% of additional shares of common stock with the exercise price of $1.10.

On October 19, 2008, Lake Victoria sold 125,000 units to one individual in consideration of $50,000.  Each unit consists of one share of common stock and an option to purchase up to 50% of additional shares of common stock with the exercise price of $1.10.

On October 10, 2008, Lake Victoria sold 375,000 units to one individual in consideration of $150,000. Each unit consists of one share of common stock and an option to purchase up to 50% of additional shares of common stock with the exercise price of $1.10.

On May 28, 2008, Lake Victoria completed a non-brokered Regulation S private placement of 12,500,000 shares of restricted common stock at $0.02 per share for cash of $250,000.

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

Recent accounting pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value,” which amends ASC 820, “Fair Value Measurements and Disclosures.” ASU 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability.  The Company will adopt the provisions of this update for fair value measurements of liabilities effective October 1, 2009, and adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

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

ITEM 4.                   CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

While we did not make any changes to our internal control over financial reporting, we have determined that we have a material weakness, which relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant, with no oversight by a professional with accounting expertise within the Company.  Our President does not possess accounting expertise and our company does not have an independent audit committee.  This weakness is due to the small size of the company and its limited resources, especially prior to its sale of shares through its public offering. With limited resources, we have had to keep administrative overhead costs as low as possible.  The board has to weigh on an ongoing basis, the benefit of adding additional accounting staff to increase the segregation of duties, versus the financial cost of doing so.  We expect to add accounting resources on a part-time basis, to balance the requirement for adequate financial reporting controls with our need to carefully conserve the company’s financial resources.  Accordingly, as of March 31, 2009, we believe our internal control over financial reporting is not effective.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of August, 2010.

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