Form 10-Q/A
period 2009-09-30
Lake Victoria Mining Company, Inc.
filed 2010-09-01
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   56,051,549 as of May 14, 2010.

REASON FOR AMENDMENT

Lake Victoria Mining Company has reviewed the accounting for the share exchange agreement between Lake Victoria Mining Company and Kilimanjaro Mining Company, and based upon this review, the Company has revised the accounting principles used for the share exchange; and this share exchange has altered the Company’s financial statements as revised in this filing.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
RESTATED

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$60,635	$983,940
Advances and deposits	79,626	-
Advances to related party	250,696	1,640,654
Total Current Assets	390,957	2,624,594

PROPERTY AND EQUIPMENT, NET	10,810	8,896

TOTAL ASSETS	$401,767	$2,633,490

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,169,858	$93,021
Acquisition liabilities	61,482	-
Notes Payable	6,720	-
Accrued expenses	-	125,000
Total Current Liabilities	1,238,060	218,021

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.00001 par value: 100,000,000	-	-
authorized, no shares outstanding
Common stock, $0.00001 par value;
100,000,000 shares authorized 56,051,549 and 26,556,408
shares issued and outstanding, respectively	561	266
Additional paid-in capital	4,663,977	2,949,914
Subscription receivable	(13,275)	(13,280)
Accumulated deficit during exploration stage	(5,487,556)	(1,733,343)
	(836,293)	1,203,556

NON-CONTROLLING INTEREST	-	1,211,913
Total stockholders' Equity (Deficit)	(836,293)	2,415,469

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	$401,767	$2,633,490

The accompanying notes are an integral part of these unaudited consolidated financial statements

LAKE VICTORIA MINING, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
RESTATED

					Period from
	For the Three	For the Three	For the Nine	For the Nine	December 11,
	Month Period	Month Period	Month Period	Month Period	2006
	Ended	Ended	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	29,958	28,815	107,868	84,352	324,453
Amortization and depreciation expenses	765	-	2,021	-	4,501
Acquisition costs	40,584	-	6,995,463	75,000	9,580,763
Exploration costs	527,643	148,340	1,232,355	73,340	1,658,103
Professional fees	414,649	92,101	1,125,005	253,430	2,054,984
Management and director fees	28,500	14,000	221,517	63,000	368,017
Travel and accommodation	32,210	7,351	62,420	53,406	241,646
Total operating expense	1,149,207	290,608	9,746,649	602,528	14,232,468

LOSS FROM OPERATIONS	(1,149,207)	(290,608)	(9,746,649)	(602,528)	(14,232,468)

OTHER INCOME (EXPENSES)
Other income from professional services	-	-	-	-	15,900
Gain(loss) on long-term investments	-	-	10,000	-	5,000
Interest income	79	400	1,917	499	4,796
Interest Expense	(215)	-	(240)	-	(240)
Total other income	(136)	400	11,677	499	25,456

LOSS BEFORE TAXES	(1,149,343)	(290,208)	(9,734,972)	(602,029)	(14,207,112)

INCOME TAX EXPENSE (BENEFIT)	-	-	-	-	-

NET LOSS	$(1,149,343)	$(290,208)	$(9,734,972)	$(602,029)	$(14,207,012)

LOSS ATTRIBUTABLE TO NON-CONTROLLING
INTEREST	20,043	157,877	5,980,759	177,347	8,719,456

NET LOSS ATTRIBUTABLE TO PARENT	$(1,129,300)	$(132,330)	$(3,754,213)	$(424,681)	$(5,487,556)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)	$(0.01)	$(0.11)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	45,774,970	24,790,643	35,356,412	24,692,319

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

LAKE VICTORIA MINING, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
RESTATED

	For the Nine	For the Nine	Period from
	Month Period	Month Period	December 11, 2006
	Ended	Ended	(Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,754,213)	$(424,681)	$(5,487,556)
Adjustments to reconcile net loss to net cash
Amortization and depreciation	2,021	-	4,501
Loss in subsidiary attributed to non-controlling interest	(5,980,759)	(177,347)	(8,719,456)
Share payments for consulting services	758,232	-	955,732
Restructuring charges	(2,698,147)	-	(2,698,147)
Share issued for acquisition	7,918,188	-	10,268,430
Accounts receivable exchange for acquiring mineral interest	1,500,000	-	-
Gain on other investment	5,000		5,000
Directors' compensation share payments	35,000	-	35,000
Expenses paid by note	12,000		12,000
Provided (used) by operating activities:
Increase in advances and deposits	(24,590)	-	(84,626)
Decrease(Increase) in advances to related party	(170,072)	(814,464)	(250,696)
Increase(Decrease) in accounts payable	1,076,837	103	1,169,858
Increase in –acquisition liabilities	61,482	-	61,482
Decrease in accrued compensation expenses	(125,000)	(600)	-
Increase in other payables	-	(79)	-
Net cash used by operating activities	(1,384,090)	(1,417,069)	(4,728,478)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant, and equipment	(3,935)	(8,905)	(15,311)
Acquisition of long-term investment	-	(5,000)	-
Proceeds of subsidiary stock issuances	-	250,000	1,600,300
Net cash provided (used) by investing activities	(3,935)	236,095	1,584,989

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of notes payable	5,280	-	6,720
Proceeds from issuance of stock	484,000	583,637	3,223,404
Payment for cancellation of stock	(14,000)	-	(14,000)
Related party payable proceeds	-	-	420
Related party payable payments	-	(420)	(420)
Net cash provided by financing activities	464,720	583,217	3,204,124

Net increase (decrease) in cash and cash equivalents	(923,305)	(597,757)

CASH AT BEGINNING OF PERIOD	983,940	750,212	-

CASH AT END OF PERIOD	$60,635	$152,456	$60,635

SUPPLEMENTAL CASH DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$157	$-	$157

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for subscription receivable	$-	$-	$13,275
Receivable exchanged for long-term investment	$10,000	$-	$10,000
Investment acquired through payable	$-	$30	$30

The accompanying notes are an integral part of these unaudited consolidated financial statements

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)

						Total
			Additional			Stockholders'
	Common Stock		Paid-in	Subscription	Accumulated	Equity	Non-Controlling
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)	Interest
Balance, at December 12, 2006	-	-	-	-	-	-	-

Common stock issued in December for cash
at $0.00083 per share	14,730,000	147	12,128	(9,775)	-	2,500	-

Net loss for period ended
December 31, 2006	-	-	-	-	(3,017)	(3,017)	-

Balance, at December 31, 2006	14,730,000	147	12,128	(9,775)	(3,017)	(517)	-

Common stock issued in February for consulting
service provided @ $0.08333	2,370,000	24	197,476	-	-	197,500	-

Subsidiary equity interest purchased in March
by non-controlling interest	-	-	-	-	-	-	10

Common stock issued in April for cash
at $0.08333per share	5,172,000	52	430,948	(3,500)	-	427,500	-

Common stock issued in October for cash
at $0.625 per share	2,201,923	22	1,375,748	-	-	1,375,770	-

Common stock issued in November for cash
at $0.625 per share	48,000	-	30,000	-	-	30,000	-

As of October, subsidiary equity interest purchased
by non-controlling interests	-	-	-	-	-	-	100,300

Miscellaneous adjustments to Equity	-	-	-	(5)	-	(5)	-

Net loss for period ended
December 31, 2007	-	-	-	-	(767,386)	(767,386)	(12,371)

Balance, December 31, 2007	24,521,923	245	2,046,300	(13,280)	(770,403)	1,262,862	87,939

Common stock issued in February for cash
at $0.625 per share	60,720	1	37,949	-	-	37,950	-

Common stock issued in April for cash
at $0.625 per share	208,000	2	129,998	-	-	130,000	-

Common stock issued in October for cash
at $0.41667 per share	1,765,765	18	735,667	-	-	735,684	-

As of May, subsidiary equity interest purchased
by non-controlling interests	-	-	-	-	-	-	250,000
						.
As of November, subsidiary equity interest purchased
by non-controlling interests	-	-	-	-	-	-	250,000

As of November, subsidiary equity interest purchased
by non-controlling interests	-	-	-	-	-	-	1,000,000

Subsidiary equity interest issued in December for
mineral properties acquisition	-	-	-	-	-	-	2,350,300

Net loss for period ended
12/31/2008	-	-	-	-	(962,940)	(962,940)	(2,726,326)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)

						Total
			Additional			Stockholders'
	Common Stock		Paid-in	Subscription	Accumulated	Equity	Non-Controlling
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)	Interest
Balance, December 31, 2008	26,556,408	266	2,949,914	(13,280)	(1,733,343)	1,203,556	1,211,913

Common stock cancelled for refund
at $0.41667 per share	(33,600)	-	(14,000)	-	-	(14,000)	-

Subsidiary equity interest issued in January for
mineral properties acquisition	-	-	-	-	-	-	1,690,000

Subsidiary equity interest issued in January for
mineral properties acquisition	-	-	-	-	-	-	1,840,000

Subsidiary equity interest issued in April for
directors compensation	-	-	-	-	-	-	35,000

Common stock issued in May for Mineral
Properties Acquisition @ $0.41667	6,211,500	62	2,588,063	-	-	2,588,125	-

Common stock issued in June for cash
at $0.20833 per share	1,747,200	17	363,983	-	-	364,000	-

Common stock issued in June for consulting
service provided	186,000	2	38,748	-	-	38,750	-

Common stock issued in June for consulting
service provided @ $0.27156	1,186,200	12	322,113	-	-	322,125	-

Common stock issued in June for consulting
service provided @ $0.20833	1,620,720	16	337,634	-	-	337,650	-

Common stock issued in June for consulting
service provided @ $0.3334	179,122	2	59,705	-	-	59,707	-

Subsidiary equity interest issued in June for
mineral properties acquisition	-	-	-	-	-	-	1,800,000

As of August, loss attributable to Non-controlling Interest	-	-	-	-	-	-	(5,980,759)

As of August, Reverse acquisition restructuring of the
non-controlling interest and investment held by
parent company	18,198,000	182	(2,102,180)	5		(2,101,993)	(596,154)

Common stock and warrants issued in September	200,000	2	119,998	-	-	120,000	-
for cash at $0.60 per share

Net loss for the nine months ended
September 30, 2009 (unaudited)	-	-	-	-	(3,754,213)	(3,754,213)	-

Balance, September 30, 2009 (unaudited)	56,051,550	561	4,663,977	(13,275)	(5,487,556)	(836,293)	-

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
RESTATED

NOTE 1 - DESCRIPTION OF BUSINESS

Lake Victoria Mining Company, Inc. (formerly known as Kilimanjaro Mining Company, Inc.) was incorporated on December 11, 2006 under the laws of the State of Nevada.  Throughout the notes to the consolidated financial statements the term “Company” refers to the consolidated combined financial information of Kilimanjaro Mining Company, Inc. (“Kilimanjaro”) and its previously reporting subsidiary Lake Victoria Mining Company, Inc. (“Lake Victoria”). The Company is also referred to as “we”, “us” and “our”. The Company’s administrative office is located in Golden, Colorado. The Company’s year-end is December 31.

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

Subsequent to the date of these financials, the Company incorporated a wholly owned subsidiary, Lake Victoria Resources (T) Ltd., in Tanzania. (See NOTE 12)

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s prior audited financial statements filed with the Form 8-K/A-2

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
RESTATED

for the share exchange completed on August 7, 2009. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year.

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

The Company adopted FASB ASC Topic 805, Business Combinations (ASC 805), and FASB ASC Topic 810-10-65, related to non-controlling interests in consolidated financial statements.  There was no impact on the Company’s consolidated financial statements as of September 30, 2009 as a result of adopting either statement.  The non-controlling interest was previously the minority interest held by certain passive shareholders at the consolidated financial statement level of Kilimanjaro, and whose interests were eliminated for accounting purposes by the August 7, 2009 share exchange agreement. The Company, after August 7, 2009, had no further non-controlling interests.

For the nine months ended September 30, 2009 and 2008, losses of $5,980,759 and $177,347 respectively, were recognized as being attributed to the non-controlling interest of the Company’s controlled subsidiary.

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
RESTATED

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents. As of September 30, 2009 and December 31, 2008, the Company has $60,635 and $983,943, respectively, deposited at an FDIC insured bank. FDIC deposit insurance covers the balance of each depositor’s account for $250,000 per insured bank. Any amount beyond the basic insurance amount may expose the Company to loss.

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

As of September 30, 2009, the Company has 4,512,500 stock warrants outstanding which would have been considered anti-dilutive for the purpose of computing losses per share. (See NOTE 8)

Exploration Stage
The Company and its subsidiaries have been in an exploration stage since its formation and have not realized any revenues from operations. They are primarily engaged in searching for mineral deposits or reserves which are not in either the development or production stage.  As of September 30, 2009, none of the Company’s mineral property interest had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7.

Foreign Currency Translation
The Company's functional currency andreporting currency is the United States dollar. A portion of business transactions in Tanzania and mineral option purchase agreements are denominated in the Tanzanian Shilling. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in foreign currencies are recognized as incurred in the accompanying statements of operations.

Interim Disclosures about Fair Value of Financial Instruments
In April 2009, the Company adopted provisions of ASC 815, Derivatives and Hedging, which requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. This statement specifically requires entities to provide enhanced disclosures addressing the following: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under US GAAP, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption impacts the Company’s disclosures, but it will not affect its results of operations or financial condition.

Going Concern
As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $5,488,000 incurred through September 30, 2009. The Company has no revenues, limited cash and losses from operations. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to continue the exploration for gold. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company expects to be able to meet its necessary cash outflows based upon funds received from future investments and borrowings during its exploration period.

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
RESTATED

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

Mineral Properties
Under US GAAP, mineral property acquisition costs are ordinarily  capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights are Tangible or Intangible Assets”.  The carrying costs should be assessed for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying costs may not be recoverable.

Since the Company is unable to support continued capitalization of acquisition costs, the  Company has chosen to expense versus capitalize its property acquisition costs until the Company identifies proven and probable reserves.

When the Company has capitalized mineral property costs, these properties will be periodically assessed for impairment of value. Once a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method. Additionally, the Company expenses as incurred all maintenance and exploration property costs.

Property and Equipment
Assets are depreciated on a straight line basis. The Company’s fixed assets with a historical cost of $15,311 are being depreciated over lives of five years, resulting in total depreciation expense of $765 and nil being recognized for the nine months ended September 30, 2009 and 2008, respectively. (See NOTE 4)

Subsequent Events
In June 2009, the Company adopted ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim financial periods ending after June 15, 2009. The adoption of ASC 855 did not affect the Company’s consolidated financial statements. (See NOTE 12)

NOTE 3 - BUSINESS ACQUISITIONS

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
SEPTEMBER 30, 2009
RESTATED

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

NOTE 4 - PROPERTY AND EQUIPMENT

At September 30, 2009 and December 31, 2008, property and equipment consisted of the following:

Table 1: Property and Equipment Acquisition Cost and Accumulated Amortization

Category	As at 9/30/2009			As at 12/31/2008
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Computers & Software	$15,311	$4,501	$10,810	$11,376	$2,480	$8,896
	$15,311	$4,501	$10,810	$11,376	$2,480	$8,896

Depreciation expense for the nine months ended September 31, 2009 and 2008 was $2,021 and $nil, respectively.

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
RESTATED

NOTE 5 - NOTE PAYABLE

On May 22, 2009, the Company signed a finance agreement for payment of insurance in the total amount of $12,000 at an annual rate of 8.348% with monthly installments of $1,380.

NOTE 6 - RELATED PARTIES/CONCENTRATIONS

The Company has contracted with Geo Can Resources Company Ltd (Geo Can), a related company with a shared common director, to perform exploration services on all of the properties.  The Company relies on Geo Can to perform all of the exploration work; if Geo Can stops providing exploration services, the Company may have to suspend operations until the Company finds a new contractor to continue exploration.  The Company has recorded liabilities totaling $569,827 owing to Geo Can as of September 30, 2009.

Also through its subsidiary, the Company advanced funds to Geo Can to find mineral property interests.  As of September 30, 2009, the Company recorded total advances of $250,696.  The advances bear no interest and unencumbered funds are refundable to the Company.  The advances as of September 30, 2009 have not been offset against payables nor had any encumbrances been reported to the Company.

On May 4, 2009, the Company acquired 100% interest of 33 gold licenses and 13 uranium licenses from Geo Can. As part of the agreement, Kilimanjaro obtained 6,350,300 restricted common shares of Lake Victoria, Kilimanjaro’s controlled subsidiary, at a fair value of $3,048,144 from Geo Can. The payment includes a share payment of 6,211,500 common shares with a fair value of $259,000 and the cancellation of $1,500,000 of funds advanced to Geo Can. (See NOTE 7)

On May 15, 2009, Kilimanjaro signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of September 30, 2009, this director has entered into Mineral Properties Sales and Purchase agreements with various PML owners providing the Company with the option to acquire 54 different PMLs in the Singida area. Under the terms of these agreements, if the option to purchase is completed on all these PMLs, then the total purchase consideration will be $4,924,846.

The same director of the Company entered into Mineral Purchase agreements with 24 PML’s which are part of the Kinyambwiga Project and which are recorded in his name and are to be transferred over to the Company at a future date.

NOTE 7 - MINERAL PROPERTY AND EXPLORATION COSTS

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

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
RESTATED

Table 2: The continuity of mineral properties acquisition cost

	Kalemela Gold	State Mining	Geita	Kinyambwiga	Singida	Other
	Project	Project	Project	Project	Project	Projects	Total
	(a)	(b)	(c)	(d)	(e)	(f)
Balance, December 31, 2007	$-	$-	$-	$-	$-	$-	$-

Related payments:
Cash Consideration	175,000	60,000	-	-	-	-	235,000
Share issued for Mining properties	2,350,300	-	-	-	-	-	2,350,300

Balance, December 31, 2008	$2,525,300	$60,000	$-	$-	$-	$-	$2,585,300

Related payments:
Cash Consideration	217,825	60,000	222,608	122,608	54,000	926,940	1,549,980
Share issued for Mining properties	900,000	100,000	2,530,000	1,800,000	-	-	5,330,000
Accrued liabilities	-	-	-	-	61,482	-	61,482
	1,117,825	160,000	2,752,608	1,922,608	115,482	926,940	6,995,463
Balance, September 30, 2009	$3,643,125	$220,000	$2,752,608	$1,922,608	$115,482	$926,940	$9,580,763

Table 3 : The continuity of mineral properties exploration expenditures

	Kalemela Gold	State Mining	Geita	Kinyambwiga	Singida	Total
	(a)	(b)	(c)	(d)	(e)
Balance, December 31, 2008	$425,748	$-	$-	$-	$-	$425,748

Exploration expenditures:
Camp, Field Supplies and Travel	29,000	-	34,000	45,500	60,500	251,000
Drilling Cost	-	-	188,601	-	-	188,601
Geological consulting and Wages	78,649	-	95,140	95,225	141,540	509,934
Geophysical and Geochemical	64,224	-	60,156	16,128	150,696	407,728
Parts and equipment	8,000	-	-	4,000	16,000	36,000
Project Administration fee	25,025	-	28,275	34,450	39,325	180,375
Vehicle and Fuel expenses	3,248	-	2,800	5,096	6,776	84,464
	208,147	-	408,972	200,399	414,837	1,658,103

Balance, September 30, 2009	$633,895	$-	$408,972	$200,399	$414,837	$1,658,103

(a)           Kalemela Gold Project:  PL2747/2004, PL2910/2004 & PL 3006/2005

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

Tables 2 and 3 reflect the acquisition and exploration costs for Kalemela project.

As of September 30, 2009, the Company owns a 100% interest in the Kalemela project’s three prospecting licenses.

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
RESTATED

(b)           State Mining Project: PL2702/2004, PL5469/2008 & PL4339/2006

On August 10, 2009, the Company decided to release the above three licenses and transferred them back to the State Mining Company on August 11 and September 15, 2009.  The Company has abandoned its interests in this project and will not be involved any further exploration activities.

Tables 2 and 3 reflect the acquisition and exploration costs for the State Mining project.

(c)           Geita Project: PL2806/2004

Tables 2 and 3 reflect the acquisition and exploration costs for the Geita project.

As of September 30, 2009, the Company owns a 100% interest in the Geita project’s one prospecting license.

(d)           Kinyambwiga Project:  PL4653/2007

A director of the Company entered into Mineral Purchase agreements with 24 PML’s which are part of the Kinyambwiga Project and which are recorded in his name and are to be transferred over to the Company at a future date.

Tables 2 and 3 reflect the acquisition and exploration costs for Kinyambwiga project.

As of September 30, 2009, the Company owns a 100% interest in the Kinyambwiga project’s one prospecting license.

(e)           Singida Project

On May 15, 2009, Kilimanjaro signed a Mineral Financing Agreement with one director of Kilimanjaro authorizing him, on behalf of Kilimanjaro, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of September 30, 2009, this director has entered into Mineral Property Sales and Purchase Agreements with various PML owners providing Kilimanjaro with the option to acquire 54 different PMLs in the Singida area. Under the terms of these agreements, if the option to purchase is completed on all of these PMLs, then the total purchase consideration will be $4,924,846. Of this amount, $54,000 has already been paid and $61,482 is accrued as a short term liability. At the option of Kilimanjaro certain additional option payments may be paid (See NOTE 11).

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

Tables 2 and 3 reflect the acquisition and exploration costs for Singida project.

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
RESTATED

(f)           Other projects

On May 4, 2009, Kilimanjaro completed a Property Acquisition Agreement with Geo Can. Under the terms of the agreement Kilimanjaro acquired a 100% interest in the mineral property assets of Geo Can which included 33 gold prospecting licenses and 13 uranium licenses. Included in this agreement were the Kalemela project licenses, the Geita project license and the Kinyambwiga project license.

Tables 2 and 3 reflect the acquisition and exploration costs for other projects.

NOTE 8 - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of September 30, 2009, the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Post-acquisition Issuances
On September 22, 2009, the Company sold 200,000 units for total consideration of $120,000. Each unit consists of one share of common stock and one redeemable warrant. Two redeemable warrants and payment of $1.25 entitles the holder to purchase one additional share of common stock. The exercise period of the redeemable warrants is thirty-six months from September 9, 2009. The fair value of the 200,000 warrants was estimated using the Black-Scholes pricing model based on the following assumptions: dividend yield of 0%; risk-free interest rate of 1.48%; expected life of three years; and volatility of 230%. A fair value of $38,000 was estimated and allocated as part of additional paid in capital.

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
1.	1,747,200 were issued for cash at $0.20833 per share

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
RESTATED

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

NOTE 9 - STOCK WARRANTS

On September 22, 2009, the Company sold 200,000 units for total consideration of $120,000. Each unit consists of one share of common stock and one redeemable warrant. Two redeemable warrants and payment of $1.25 entitles the holder to purchase one additional share of common stock. The exercise period of the redeemable warrants is thirty-six months from September 9, 2009.

Warrants outstanding as of September 30, 2009 were:

Table 4: Warrants

Expiration Date	Number of Warrants	Exercise Price	Shares Issued Upon Exercise
April 30, 2010	312,500	$1.10	312,500
May 31, 2010	4,000,000	$1.00	4,000,000
September 8, 2012	200,000	$0.63	100,000
	4,512,500		4,412,500

As part of the acquisition effective August 7, 2009, the Company acquired 4,312,500 outstanding stock warrants of the prior subsidiary to be exercised by investors.

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
RESTATED

NOTE 10 - INCOME TAXES

At September 30, 2009 and December 31, 2008, the Company had net deferred tax assets (calculated at an expected rate of 34%) of approximately $1,866,000 and $589,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at September 30, 2009 and December 31, 2008. The significant components of the deferred tax asset at September 30, 2009 and December 31, 2008 were as follows:

Table 5: Income Tax

	September 30, 2009	December 31, 2008
Operating loss balance:	$(5,488,000)	$(1,733,000)
Deferred tax asset	$(1,866,000)	$(589,000)
Deferred tax asset valuation allowance	1,866,000	589,000
Net deferred tax asset	$-	$-

At September 30, 2009 and December 31, 2008, the Company has net operating loss carryforwards of approximately $5,488,000 and $1,733,000, which expire in the years 2023-2024. The change in valuation allowance from September 30, 2009 to December 31, 2008 was $1,277,000.

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

The Company shall complete $187,500 of mineral exploration expenses on PL2747/2004 within twelve months of the “Initial Payment Date”, which was July 14, 2009. This payment has been met.

2.	Kalemela Gold Project: PL2910/2004 & PL 3006/2005

The Company shall incur exploration expenses of $200,000 on or before the first year anniversary of the Closing date, which was November 18, 2009.  This payment has been met.

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
RESTATED

On May 15, 2009, Kilimanjaro signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of September 30, 2009, this director has entered into Mineral Property Sales and Purchase Agreements with various PML owners providing the Company with the option to acquire 54 different PMLs in the Singida area. Under the terms of these agreements, if the option to purchase is completed on all these PMLs, then the total purchase consideration will be $4,924,846. Of this amount, $54,000 has already been paid and $ 61,482 is accrued as an acquisition liability. At the option of the Company, a secondary payment of $1,697,415 is to be paid within 120 days, which may be extended to 240 days in certain circumstances and a final payment of $3,173,432 is to be paid within 730 days. Also, at the option of the Company, a 2% Net Smelter Production Royalty or 2% of the Net Sale Value may be substituted in place of the final payment and paid on a pro rata basis determined by the total final number of PMLs involved in a special mining license.

All exploration and payment commitments as per agreements between Geo Can and the Company for the Geita, Kinyambwiga and Kalemela projects were cancelled as part of the agreement between Geo Can and Kilimanjaro prior to the August 7, 2009 share exchange agreement.

Both companies have mutually agreed that the exploration agreements will be terminated once the Company incorporates its own exploration subsidiary in Tanzania. Subsequent to September 30, 2009 the Company incorporated a Tanzania subsidiary (See NOTE 12). There are no payments in default as of September 30, 2009.

A director of the Company entered into Mineral Purchase Agreements with 24 PML’s which are part of the Kinyambwiga Project and which are recorded in his name and are to be transferred to the Company at a future date.

NOTE 12 - SUBSEQUENT EVENTS

As of April 15, 2010, the Company completed a private placement of 7,973,000 units at $0.20 per share for a total consideration of $1,594,600.  Each Unit consists of one share of common stock and one redeemable warrant.  One redeemable warrant and payment of $1.25 entitles the holder to purchase one additional share of common stock.  The exercise period of the redeemable warrants is thirty-six months from January 28, 2010. Included in the private placement were 1,250,000 units issued to two directors and officers for $250,000.

On January 19, 2010, a director on behalf of the Company signed second addendums to Singida mineral properties sales and purchase agreements (“mineral agreement”) in 2009. The addendums revised the secondary payments of the mineral agreements as follows:

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

(B)	50% of the Secondary Payment in the amount of $1,078,295 within twelve and thirteen and one-half months of the date of the execution of the Second Addendums.

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
RESTATED

On January 4, 2010, the Company entered into a finder’s fee agreement with Robert A. Young (“Young”) wherein we agreed to pay Young fees for introducing us to investors who invested in our private placements and joint ventures.  The fee will be 10% of the first $10,000,000 and 5% of amounts in excess of $10,000,000.  The term of finder’s fee agreement is five years.

On December 31, 2009, the Company sold 2,501,001 units for total consideration of $1,454,704, net of costs of $45,900. Each unit consists of one share of common stock and one redeemable warrant. Two redeemable warrants and payment of $1.25 entitles the holder to purchase one additional share of common stock. The exercise period of the redeemable warrants is thirty-six months from September 9, 2009.

On December 31, 2009, the Company entered into a Geological and Business Development Consulting Services Agreement with Jack V. Everett (“Everett”) under which Everett will provide public relations, geological, and consulting services to us and the Company agrees to compensate Everett on a quarterly basis in two methods: (a) cash and (b) restricted common shares of the Company. The quarterly compensation will be agreed upon, in advance of each quarter, by the Company and Everett. Accordingly, upon execution of the agreement the Company paid Everett a cash payment of $20,000 and issued him 68,775 restricted common shares of the Company’s stock. The term of the consulting agreement is twelve months.

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

On November 5, 2009, the Company passed a resolution to issue 456,250 restricted shares in lieu of cash for payment of business development services provided by POP Holding and Vertvet Management Services Ltd. at a fair value of $273,750.

On October 31, 2009 the Company and Hampton Park LLC mutually agreed to extend the payment due date for the sale of Kibo Resources Company shares to November 30, 2009. In December, 2009, the Company received the payment.

On October 30, 2009, the Company entered into a public relations, advisory, and consulting services agreement with Stocks that Move. The agreement is in effect for a period of twelve months. Total consideration for the services was 1,450,000 restricted common shares. On November 5, 2009, the board of the Company passed a resolution to issue 1,450,000 shares at a fair value of $1,218,000.

On October 27, 2009, the Company signed and renewed a Mineral Property Purchase Financing Agreement with one director of the Company which replaced the initial agreement with Kilimanjaro Mining on May 15, 2009.  According to the renewed agreement, the Company shall provide all the finances required for acquiring and developing the PMLs in the Singida Project area and the Company will continue to have a 100% beneficial interest in all PMLs acquired by the director pursuant to the initial and renewed agreement.

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
RESTATED

NOTE 13 - RESTATEMENT

On November 23, 2009, the Company filed an unaudited financial report on Form 10-Q for the fiscal quarter ended September 30, 2009 (the “Original Report”) with the Securities and Exchange Commission (“the SEC”). On January 29, 2010, the Company received comments from the SEC regarding our Original Report. Lake Victoria Mining Company  has reviewed the share exchange agreement between Lake Victoria and Kilimanjaro Mining Company, and with the changed Kilimanjaro Mining  year end,  has revised their accounting principles used for the share exchange and this change has altered the Company's financials as revised in this and subsequent filings.

The accompanying financial statements for the fiscal quarter ended September 30, 2009 have been restated to reflect the corrections in accordance with ASC 250, Accounting Change and Error Corrections.

Kilimanjaro Mining Company Inc (“Kilimanjaro”) initially classified its ownership in Lake Victoria as temporary investment. The securities were classified as available for sale and reported at fair value. The investment was revalued at each reporting period to fair value and the gain/loss on investment was recorded as other comprehensive income. The management of Kilimanjaro reevaluated Kilimanjaro’s control position during the transition period and determined Kilimanjaro and its control group retained permanent control of Kilimanjaro and its subsidiary throughout the periods presented. Although Kilimanjaro’s investment was temporarily diluted, the investors were passive investors and management and the directors retained control of Kilimanjaro through the subsequent acquisition.

On August 7, 2009, Kilimanjaro and Lake Victoria completed a Securities Exchange Agreement (the “acquisition”) under which Lake Victoria acquired all of the issued and outstanding common shares of Kilimanjaro. The stockholders of Kilimanjaro received shares representing approximately 67% of Lake Victoria’s issued capital shares. Since the stockholders of Kilimanjaro owned a majority of the outstanding shares of the common stock of Lake Victoria, the acquisition was accounted for as a “reverse acquisition restructuring” and recapitalization, whereby Kilimanjaro is the accounting acquirer for financial statement purposes which includes the complete financial information on its controlled subsidiary, Lake Victoria. Additionally, Kilimanjaro and Lake Victoria were under common control since each of the entities’ inception. Accordingly, the two entities were consolidated for all periods since inception.

The unaudited consolidated balance sheets as of September 30, 2009 are restated to consolidate the accounts of the Company with the audited Kilimanjaro consolidated balance sheet for the fiscal year ended December 31, 2008. The Original Report was presented with the audited Lake Victoria balance sheet for its fiscal year then ended March 31, 2009.

The unaudited consolidated statements of operations have been restated to consolidate the accounts of the Company to present the three month and nine month periods ended September 30, 2009 and 2008. Since Kilimanjaro held less than a 100% interest in Lake Victoria prior to the acquisition, the net loss of the Company for the period has been attributed to Kilimanjaro and the non-controlling interest held by the passive shareholders of Lake Victoria.

The net loss of the two entities has been fully consolidated after the August 7, 2009 acquisition. The Company originally reported the Company’s current and comparative periods for the three months and six months ended September 30, 2009 and 2008, respectively.

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
RESTATED

The unaudited consolidated statements of cash flows have been restated to consolidate the accounts of the Company to present the nine month period ended September 30, 2009 and the Kilimanjaro’s nine month period ended September 30, 2008.  The Company originally reported the Company’s current and the comparative periods for the six months ended September 30, 2009 and 2008, respectively.

The following table of summarized consolidated balance sheets and the statements of operations for the period ended September 30, 2009 and 2008 reconciles the reported amounts to restated amounts.

Table 6: Restatement of Consolidated Balance Sheets
	CONSOLIDATED BALANCE SHEETS			CONSOLIDATED BALANCE SHEETS
	September 30, 2009			March 31, 2009		December 31, 2008
	Previously	Net Change		Previously	Net Change
	Reported	(a)	Restated	Reported	(b)	Restated
CURRENT ASSETS
Cash	$60,635	-	$60,635	$418,536	565,404	$983,940
Advances and deposits	79,626	-	79,626	63,792	(63,792)	-
Advances to related party	-	(250,696)	250,696	-	1,640,654	1,640,654
Total Current Assets	140,261	(250,696)	390,957	482,328	2,142,266	2,624,594
PROPERTY AND EQUIPMENT, NET	10,810	-	10,810	-	8,896	8,896
TOTAL ASSETS	$151,071	(250,696)	$401,767	$482,328	2,151,162	$2,633,490

CURRENT LIABILITIES
Accounts payable	$919,162	(250,696)	$1,169,858	$350,211	(257,190)	$93,021
Acquisition liabilities - current portion	1,697,415	(1,635,933)	61,482	300,000	(300,000)	-
Notes Payable	6,720	-	6,720	-	-	-
Advances payable - related party	-	-	-	53,500	(53,500)	-
Accrued compensation expenses	-	-	-	-	125,000	125,000
Total Current Liabilities	2,623,297		987,364	703,711	(485,690)	218,021
NONCURRENT LIABILITIES
Long-term liabilities - acquisition	3,173,432	(3,173,432)	-	-	-	-
Total Noncurrent Liabilities	3,173,432		-	-	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	-	-	-	-	-	-
Common stock	559	2	561	285	(19)	266
Additional paid-in capital	19,239,025	(14,575,048)	4,663,977	5,790,355	(2,840,441)	2,949,914
Common stock to be issued	120,000	(120,000)	-	1,690,000	(1,690,000)	-
Subscription receivable	(13,275)	-	(13,275)	(35)	(13,245)	(13,280)
Accumulated deficit during exploration stage	(24,991,967)	19,504,411	(5,487,556)	(7,701,988)	5,968,645	(1,733,343)
Total stockholders' Equity (Deficit)	(5,645,657)	(4,809,364)	(836,293)	(221,383)	1,424,939	1,203,556
NON-CONTROLLING INTEREST	-	-	-	-	1,211,913	1,211,913
TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	$151,071	0	$151,071	$482,328	2,151,162	$2,633,490

(a)
The accrued acquisition cost has been restated as $61,482. The previously filed consolidated balance sheet accrued acquisition cost was $4,852,847, of which the current liability was $1,697,415 and the non-current liability was $3,173,432. The Company reevaluated the accounting treatment of the mineral purchase agreements signed by a director of the Company. Since the agreements are optional purchase agreements and the Company has the right to terminate the agreement at any time at the Company’s option, the previous accrued optional payments have been adjusted which reduces the liabilities on balance sheet and the acquisition costs on the statement of operations by $4,809,364.

The previously filed consolidated balance sheet recorded non-cash goodwill of $15,675,035 in August 2009 in connection with the acquisition of Kilimanjaro. During the reporting time period, the Company recognized an impairment loss of $15,675,035 related to all the goodwill recorded. The restated financial

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
RESTATED

statement reflects that Kilimanjaro controlled the Company from its inception and accordingly no goodwill or impairment losses are recorded for the acquisition.  The net effect of the previously recorded transaction resulted in and overstatement of additional paid in capital of $14,575,048. The Company had advances to a related party off-set to accounts payable of $250,696 with the same related party but in different corporate entities.

(b)
The restated Company consolidated balance sheet includes the audit of Kilimanjaro as at December 31, 2008. Previously the Company reported the audited balance sheet of Lake Victoria as at March 31, 2009.

Table 7: Restatement of Statements of Operations for Three Months Period Ended September 30, 2009 and 2008

CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Three Month Period Ended				For the Three Month Period Ended
	September 30, 2009				September 30, 2008
	Previously	Net			Previously	Net
	Reported	Change		Restated	Reported	Change		Restated

TOTAL OPERATING EXPENSE	1,003,883	145,323	(a)(c)	1,149,207	99,673	190,935	(c)	290,608
LOSS FROM OPERATIONS	(1,003,883)	(145,323)		(1,149,207)	(99,673)	(190,935)		(290,608)
TOTAL OTHER INCOME (EXPENSE)	(135)	(1)		(136)	400	-		400
GOODWILL IMPAIRMENT LOSSES	(15,675,035)	15,675,035	(a)	-	-	-
LOSS BEFORE TAXES	(16,679,053)	15,529,711		(1,149,343)	(99,273)	(190,935)		(290,608)
INCOME TAX EXPENSE (BENEFIT)	-	-		-	-	-		-
NET LOSS	(16,679,053)	15,529,711		(1,149,343)	(99,273)	(190,935)		(290,608)
LOSS ATTRIBUTABLE TO
NONCONTROLLING INTEREST	-	20,043	(d)	20,043	-	157,877	(d)	157,877
NET LOSS ATTRIBUTABLE TO PARENT	$(16,679,053)	15,549,754	(f)	(1,129,300)	(99,273)	(33,057)	(f)	(132,330)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on investment	(4,447,605)	4,447,605	(e)	-	1,890,000	(1,890,000)	(e)	-
NET COMPREHENSIVE INCOME (LOSS)	$(21,126,658)	$19,997,359		$(1,129,300)	$1,790,727	$(1,923,057)		$(132,330)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.35)			$(0.02)	$(0.00)			$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	48,334,984			45,774,970	24,790,643			24,790,643

Table 8: Restatement of Statements of Operations for Six and Nine Months Period Ended September 30, 2009 and 2008

CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Six			For the Nine	For the Six		For the Nine
	Month Period			Month Period	Month Period		Month Period
	Ended			Ended	Ended		Ended
	September 30, 2009				September 30, 2008
	Previously	Net			Previously	Net
	Reported	Change		Restated	Reported	Change		Restated

TOTAL OPERATING EXPENSE	7,921,550	1,825,099	(a)(c)	9,746,649	245,456	357,072	(c)	602,528
LOSS FROM OPERATIONS	(7,921,550)	(1,825,099)		(9,746,649)	(245,456)	(357,072)		(602,528)
TOTAL OTHER INCOME(EXPENSE)	9,865	1,812	(c)	11,677	-	499	(c)	499
GOODWILL IMPAIRMENT LOSSES	(15,675,035)	15,675,035	(a)	-	-	-		-
LOSS BEFORE TAXES	(23,586,720)	13,851,748		(9,734,972)	(245,456)	(356,573)		(602,029)
INCOME TAX EXPENSE (BENEFIT)	-	-		-	-	-		-
NET LOSS	(23,586,720)	13,851,748		(9,734,972)	(245,456)	(356,573)		(602,029)
LOSS ATTRIBUTABLE TO						0
NONCONTROLLING INTEREST	-	5,980,759	(d)	5,980,759	-	177,347	(d)	177,347
NET LOSS ATTRIBUTABLE TO PARENT	$(23,586,720)	19,853,507	(f)	(3,754,213)	(245,456)	(179,225)	(f)	(424,681)
OTHER COMPREHENSIVE INCOME(LOSS)						0
Unrealized holding gain(loss) on investment	(1,649,970)	1,649,970	(e)	-	1,950,000	(1,950,000)	(e)	-
NET COMPREHENSIVE INCOME(LOSS)	$(25,236,690)	$21,482,477		$(3,754,213)	$1,704,544	$(2,129,225)		$(424,681)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.60)			(0.24)	$(0.01)			$(0.02)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	39,459,974			35,356,412	24,747,825			24,692,319

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
RESTATED

(c)
The restated consolidated statements of operations include operating results of the consolidated entity. The Company did not execute a change in year end until December 2009. Therefore, the periods presented in the restated financial statements are for the nine months, not the six months ended September 30, 2009. Previously, the consolidated statement of operations reflected the financial statements of Kilimanjaro since its inception and the operations of Lake Victoria subsequent to August 7, 2009. Total operating expense increased by $145,323 which included an accrued acquisition cost of $115,482 for the three month period ended September 30, 2009; and increased by $190,935 for the three month period ended September 30, 2008. The total operating income and expense for the nine month period ended September 30, 2009 and 2008 increased by $1,823,287 and $356,573, respectively.

(d)
Prior to the acquisition, the interest of Lake Victoria held by Kilimanjaro was less than 100%.  Net loss has been allocated between the non-controlling interest and the Company. For the three months ended September 30, 2009 and 2008, the loss attributable to non-controlling interest was $20,043 and $157,877, respectively. The total loss attributable to non-controlling interest for the nine month period ended September 30, 2009 and 2008 increased by $5,980,759 and $177,347, respectively.

(e)
The issue of control between the companies was reevaluated and it was determined that Kilimanjaro’s loss of a direct ownership position prior to the acquisition due to dilution from passive investors was temporary. Kilimanjaro was deemed to have retained control of Lake Victoria since its inception and accordingly Kilimanjaro consolidated its accounts prior to the acquisition. Minority ownership interest has been recorded for each accounting reporting period. The securities of Lake Victoria held by Kilimanjaro were previously classified as available for sale and reported at fair value. The investment was revalued at each reporting period to fair value, and consequently the gain/loss on investment was recorded as other comprehensive income, $(4,447,605) and $1,890,000 for three month period ended September 30, 2009 and 2008, respectively. As consolidation of the entities was deemed to be the appropriate accounting treatment, the prior accounting treatment recording the unrealized holding gains and losses on investment and other comprehensive income was deemed to be inappropriate and has been restated. The change attributable to the net loss for the nine month period ended September 30, 2009 and 2008 decreased by $1,649,970 and $1,950,000, respectively.

(f)
These restatements had the impact on the net loss by decreasing the loss $15,549,754 and increasing by $33,057 and on the net loss per share of decreasing by $0.33 and increase by $0.01 for the three month period ended September 30, 2009 and 2008 respectively. The impact on the net loss for the nine month period ended September 30, 2009 and 2008 was a decrease of $19,832,507 and $245,456, respectively. The impact on the net loss for the nine month period ended September 20, 2009 and 2009 was a decrease of $19,832,507 and $245,456, respectively.

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

Restatement

On November 23, 2009, the Company filed an unaudited financial report on Form 10-Q for the fiscal quarter ended September 30, 2009 (the “Original Report”) with the Securities and Exchange Commission (“the SEC”). On January 29, 2010, the Company received comments from the SEC regarding our Original Report.  Lake Victoria Mining Company  has reviewed the share exchange agreement between Lake Victoria and Kilimanjaro Mining Company, and with the changed Kilimanjaro Mining  year end,  has revised their accounting principles used for the share exchange and this has altered the Company's financials as revised in this and subsequent filings.

Kilimanjaro Mining Company Inc (“Kilimanjaro”) initially classified their ownership in Lake Victoria as a temporary investment. The securities were classified as available for sale and reported at fair value. The investment was revalued at each reporting period to fair value and the gain/loss on investment was recorded as other comprehensive income. The management of Kilimanjaro re-evaluated Kilimanjaro’s control position during the transition period and determined Kilimanjaro and its control group retained permanent control of Kilimanjaro and its subsidiary throughout the periods presented. Although Kilimanjaro’s investment was temporarily diluted, the investors were passive investors and management and the directors retained control of Kilimanjaro through the subsequent acquisition.

On August 7, 2009, Kilimanjaro and the Lake Victoria completed the Securities Exchange Agreement (the “Acquisition”) under which the Lake Victoria acquired all of the issued and outstanding common shares of Kilimanjaro. The stockholders of Kilimanjaro received shares representing approximately 67% of the Lake Victoria’s issued capital shares. Since the stockholders of Kilimanjaro own a majority of the outstanding shares of the common stock of the Lake Victoria, the Acquisition was accounted for as a “reverse acquisition restructuring” and recapitalization, whereby Kilimanjaro is the accounting acquirer for financial statement purposes which includes the complete financial information on its controlled subsidiary which was Lake Victoria. Additionally, Kilimanjaro and Lake Victoria were under common control since each of the entities’ inception. Accordingly, the two entities were consolidated for all periods since its inception.

Results of Operations/Plan of Operation

For the nine months ending September 30, 2009 compared to nine months ending September 30, 2008:

For the nine months ending September 30, 2009, we recorded a net loss before attribution of the non-controlling interest of $9,734,972. After attribution of the non-controlling interest of $5,980,759, the loss attributed to the Company was $3,754,213, or $0.11 per share compared to a net loss for the corresponding period of 2008 of $424,681 or $0.02 per share. All discussions of expenses reflect no attribution to the non-controlling interest.

General and administrative expense for the nine months ending September 30, 2009 increased by $23,516 to $107,868 compared to $84,352 for the same period in 2008.

Property acquisition costs during the 2009 nine month period increased by $6,920,463 to $6,995,463 compared to $75,000 in 2008 which resulted from property acquisition option payments made in 2009.

Exploration costs during the 2009 nine month period increased by $1,159,015 to $1,232,355 as compared to $73,340 for the same period of 2008, reflected by an increase in exploration activities at the Geita, Kinyambwiga and Singida Projects.

Consulting fees for the nine months ended September 30, 2009 increased to $1,125,005 compared to $253,430 for the same period of 2008.

Management and director fees in the 2009 period increased to $221,517 compared to $63,000 in 2008.

As of April 15, 2010, the Company completed a private placement of 7,973,000 units at $0.20 per share for total consideration of $1,594,600.  Each Unit consists of one share of common stock and one redeemable warrant.  One redeemable warrant and payment of $1.25 entitles the holder to purchase one additional share of common stock.  The exercise period of the redeemable warrants is thirty-six months from January 28, 2010.

On December 31, 2009, the Company completed a non-brokered Regulation S private placement of 2,701,001 units at $0.60 per share for cash of $1,574,704, net of cost of $45,900. Each unit consists of one share of common stock and one redeemable warrant. Two redeemable warrants and payment of $1.25 entitles the holder to purchase one additional share of common stock. The exercise period of the redeemable warrants is thirty-six months from September 9, 2009.

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

Our exploration objective is to find an economic mineral body containing gold. Our success depends upon finding mineralized material. This includes a determination by our contracted consultants and professional staff whether the property contains resources and/or reserves. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and an average percentage grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do so or because it is not economically feasible to do so, we will cease operations and you could lose your investment.

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

We must continue to conduct exploration to determine what amount of gold and other minerals, if any, exist in our properties and if any minerals which are found can be economically extracted and profitably processed. We have contracted Geo Can Resources Company Limited (“Geo Can”), which is a contract services exploration company in Tanzania, East Africa, to perform exploration services on all our properties. We rely on Geo Can to do all such work. If Geo Can stops providing exploration services, we may have to suspend our operation until we find a new contractor to continue exploration.

PROJECTS

On May 4, 2009, Kilimanjaro completed a Property Acquisition Agreement with Geo Can Resources Company Limited (“Geo Can”). Under the terms of the agreement Kilimanjaro acquired a 100% interest in the mineral property assets of Geo Can which included 33 gold prospecting licenses and 13 uranium licenses. Geo Can had entered into property agreements regarding some of these resource properties with Lake Victoria before the share purchase agreement and now Geo Can no longer has any interest in those prior property agreements.

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

Kalemela Gold Project

The Kalemela project is comprised of PL2747/2004, PL2910/2004, PL3006/2005, PL2892/2009, PL5912/2009 and PL5988/2009 totaling approximately 253.80 sq. km.  The first event that occurred, on April 1, 2007, was the acquisition of the prospecting license, PL2747/2004 from Uyowa Gold Mining and Exploration Company Limited, P.O. Box 3167, Dar es Salaam, Tanzania. The Kalemela Gold Project license number PL2747/2004 is located within the Southeastern Lake Victoria Goldfields in Northern Tanzania in Magu District, Mwanza Region and is approximately 125 kilometers northeast of Mwanza. This was followed by a physical examination of the property by Dr. Roger A. Newell, a geologist, our president and director. The license is recorded in Geo Can’s name. Following the initial examination, we entered an Exploration Services Agreement with Geo Can to conduct geologic mapping, soil and rock sampling and ground magnetic surveys.

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

Geita Gold Project

On January 27, 2009, we executed a definitive Option Agreement (the “Option”) with Geo Can to earn a 50% interest in Geo Can’s Geita Gold Project, Prospecting License Number PL2806. Under the terms of the Option, we acquired a 50% interest in the “Property” totaling 43.77 sq km. The “Option” also provides for the Company to acquire, through “Remaining Interest Options,” up to a 75% interest in the gold project. The Geita Gold Project (License number: PL2806/2004) is located in northern Tanzania within the Lake Victoria goldfields in the Geita District, Mwanza Region. This license is approximately 300 meters south of AngloGold-Ashanti’s world-class Nyankanga gold deposit, about 6 kilometers west of the town of Geita and about 78 kilometers west of Mwanza. The original prospecting license PL2806 has been divided and the project is now comprised of two licenses: PL2806/2004 – 21.59 sq.km. and PL5958/2009 – 20.85 sq.km. which total about 42.44 sq.km.

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

Kinyambwiga Gold Project

The Kinyambwiga Gold Project is located about 50 kilometers southeast of the city of Musoma in northern Tanzania.  On April 2, 2009 we completed an “Option to Purchase Prospecting Licenses Agreement” with Geo Can for PL4653/2007. Under the terms of the agreement and the consideration paid, we acquired the exclusive and irrevocable option to acquire from Geo Can an 80% undivided interest in PL4653/2007.  Previous exploration work completed included: geological and regolith mapping, ground magnetics on a 200 meter grid, geochemical soil sampling on a  200 meter by 50 meter grid, trenching, pitting and 6,000 meters of RAB and 1,300 meters of RC drilling. A more detailed ground magnetic survey on a 50 meter grid was completed on a portion of the prospecting license, and on June 4th, 2009 we began to excavate exploration trenches to further expose previously identified quartz veins. Over 50 trenches have been excavated and rock samples from the trenches have been submitted to an assay laboratory.  Detailed ground magnetic surveying suggested that the previously identified quartz veins have a strike length of at least one kilometer.  A detailed trenching program further defined the quartz veins, and 134 samples collected from 22 trenches averaged 2.28 grams per metric ton. An additional 24 bulk samples were selected for leach assaying and these samples returned and average of 3.48 grams per metric ton.  Routine fire assays for these same 24 bulk samples averaged 3.56 grams per metric ton.  Previous excavations and shallow reconnaissance drilling suggests that multiple veins are present and may extend over a 2 kilometer distance.  Additional RC and core drilling may be planned to confirm these assay results at depth below selected trenches and artisanal mine workings.

Singida Gold Project

Company personnel first visited the Singida project area during March, 2009 and became aware of the high level of artisanal (small scale) gold mining that was being conducted along an estimated five (5) kilometer long mineralized zone. Subsequently, on May 15, 2009, the Company signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of June 30, 2009, this director has entered into several different Mineral Properties Sales and Purchase agreements with multiple PML owners that hold title to the licenses along the mineralized zone at the Singida project area. Under the terms of all the agreements, if we complete all sixty (60) of the various agreements, that combined form the Singida project area, then our total purchase consideration will be $7,029,404 by February, 2013.

At the option of the Company, a secondary payment of $1,697,415 is to be paid within 120 days, which may be extended to 240 days in certain circumstances and a final payment of $3,173,432 is to be paid within 730 days. Also, at the option of the Company, a 2% Net Smelter Production Royalty or 2% of the Net Sale Value may be substituted in place of the final payment and paid on a pro rata basis determined by the total final number of PMLs involved in a special mining license.

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

If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money.  If we can’t or don’t raise more money, we will cease operations.  If we cease operations, you could lose your investment.

All of the work on our properties is conducted by contractors that the Company has hired through exploration service contracts. The contractors are responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and evaluation and engineers will advise us on the economic feasibility of removing the mineralized material.

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

Liquidity and Capital Resources

As of April 15, 2010, the Company completed a private placement of 7,973,000 units at $0.20 per share for total consideration of $1,594,600.  Each Unit consists of one share of common stock and one redeemable warrant.  One redeemable warrant and payment of $1.25 entitles the holder to purchase one additional share of common stock.  The exercise period of the redeemable warrants is thirty-six months from January 28, 2010.

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

As of September 30, 2009, the Company has 4,512,500 stock warrants outstanding.

On August 7, 2009 the Company issued 37,653,549 common shares pursuant to a share exchange agreement with Kilimanjaro. Of these shares, 24,478,300 were issued originally by Kilimanjaro prior to December 31, 2008. The remaining portions of the underlying shares were issued by Kilimanjaro prior to the August 7, 2009 share exchange agreement for the following purposes:

*           1,747,200 were issued for cash at $0.25 per share
*           6,211,500 were issued for acquisition of mineral properties
*           3,172,042 were issued for payment of consulting services

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

In January, 2009, Kilimanjaro cancelled 33,600 common shares for an amount of $14,000 due to the request of an individual investor to withdraw his private placement.

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

On January 21, 2009 Lake Victoria entered into an option to purchase prospecting license agreement with Geo Can Resources Ltd. to acquire prospecting license PL2806/2004 at the Geita Project.  The total consideration included an aggregate cash payment of $200,000 and issuance of 5,500,000 shares of common stock with a fair value of $1,690,000.  As part of the Security Exchange Agreement executed on August 7, 2009, this transaction was cancelled.

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

PART II.  OTHER INFORMATION

ITEM 6.                      EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

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