Form 10-Q/A
period 2009-12-31
Lake Victoria Mining Company, Inc.
filed 2010-09-01
CIK 1402062

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   68,500,575 as of May 14, 2010.

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
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
RESTATED

	December 31,
	2009	March 31,
	(Unaudited)	2009

ASSETS

CURRENT ASSETS
Cash	$381,926	$530,569
Advances and deposits	75,876	3,792
Advances to related party	499,043	1,537,849
Total Current Assets	956,845	2,072,210

PROPERTY AND EQUIPMENT, NET	99,242	8,322

TOTAL ASSETS	$1,056,087	$2,080,532

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$845,090	$359,258
Acquisition liabilities	61,482	300,000
Notes payable	2,713	-
Accrued expenses	-	125,000
Other payables	12,515	-
Total Current Liabilities	921,801	784,258

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.00001 par value: 100,000,000	-	-
authorized, no shares outstanding
Common stock, $0.00001 par value;
100,000,000 shares authorized 60,527,575 and 26,522,808
shares issued and outstanding, respectively	605	266
Additional paid-in capital	7,653,026	2,935,914
Subscription receivable	(13,275)	(13,280)
Accumulated deficit during exploration stage	(7,506,069)	(2,315,005)
	134,287	607,894

NON-CONTROLLING INTEREST	-	688,380
Total Stockholders' Equity (Deficit)	134,287	1,296,274

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY (DEFICIT)	$1,056,087	$2,080,532

The accompanying  notes are an integral part of these unaudited interim consolidated financial statements

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
RESTATED

	For the Three	For the Three	For the Nine	For the Nine	Period from
	Month Period	Month Period	Month Period	Month Period	December 11, 2006
	Ended	Ended	Ended	Ended	(Inception) to
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008	December 31, 2009

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	1,277,686	34,444	1,354,216	126,750	1,821,539
Amortization and depreciation expenses	3,763	2,295	5,210	2,295	8,364
Professional fees	308,964	20,766	1,486,449	101,351	2,681,948
Management and director fees	3,000	-	51,767	15,000	53,017
Travel and accommodation	39,299	3,877	85,667	744	61,451
Acquisition costs	314,639	2,670,774	3,430,102	2,868,054	9,895,402
Exploration costs	41,573	352,408	685,509	425,748	1,699,676
Total Operating Expense	1,988,923	3,084,564	7,098,919	3,539,942	16,221,395

LOSS FROM OPERATIONS	(1,988,923)	(3,084,564)	(7,098,919)	(3,539,942)	(16,221,395)

OTHER INCOME (EXPENSES)
Other income from professional services	-	-	-	-	15,900
Gain(loss) on long-term investments	-	(5,000)	10,000	(5,000)	5,000
Exchange gain/loss	(29,742)	-	(29,742)	-	(29,742)
Interest income	388	2,327	842	2,772	5,184
Interest expense	(237)	-	(472)	-	(472)
Total Other Income	(29,591)	(2,673)	(19,372)	(2,228)	(4,130)

LOSS BEFORE TAXES	(2,018,514)	(3,087,237)	(7,118,290)	(3,542,170)	(16,225,525)

INCOME TAX EXPENSE (BENEFIT)	-	-	-	-	-

NET LOSS	$(2,018,514)	$(3,087,237)	$(7,118,290)	$(3,542,170)	$(16,225,525)

LOSS ATTRIBUTABLE TO
NON-CONTROLLING INTEREST	-	2,548,979	1,927,226	2,722,551	8,719,456

NET LOSS ATTRIBUTABLE TO PARENT	$(2,018,514)	$(538,259)	$(5,191,064)	$(819,619)	$(7,506,069)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.04)	$(0.02)	$(0.11)	$(0.03)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	57,011,875	24,790,643	45,353,313	24,762,202

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

LAKE VICTORIA MINING, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
RESTATED
	For the Nine	For the Nine	Period from
	Month Period	Month Period	December 11, 2006
	Ended	Ended	(Inception) to
	December 31, 2009	December 31, 2008	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,191,064)	$(819,619)	$(7,506,069)
Adjustments to reconcile net loss to net cash
Amortization and depreciation	5,210	2,295	8,364
Loss in subsidiary attributed to non-controlling interest	(1,927,226)	(2,722,551)	(8,719,456)
Share payments for mineral interest acquisition costs	-	2,350,300	-
Share payments for consulting services	2,292,623	-	2,490,123
Restructuring charges	(2,698,147)	-	(2,698,144)
Shares issued for acquisition	4,965,737	-	10,268,425
Gain on other investment	5,000		5,000
Accounts receivable exchange for acquiring mineral interest	1,500,000	-	-
Directors' compensation share payments	35,000	-	35,000
Provided (used) by operating activities:
Increase (decrease) in advances and deposits	(77,083)	-	(35,886)
Decrease(increase) in advances to related party	(1,038,807)	(663,073)	(559,043)
Increase(decrease) in accounts payable	485,830	74,424	860,105
Increase in acquisition liabilities	(238,518)	-	61,482
Increase (decrease) in accrued expenses	(125,000)	48,710	-
Increase in other payables	12,515	(79)	12,515
Net cash used by operating activities	(1,993,931)	(1,729,593)	(5,777,585)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant, and equipment	(96,130)	(7,706)	(107,606)
Proceeds of subsidiary stock issuances	-	1,500,000	1,600,300
Net cash provided(used) by investing activities	(96,130)	1,492,294	1,492,694

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	2,713		2,713
Proceeds from issuance of stock	1,938,705	865,684	4,678,104
Payment for cancellation of stock	-	-	(14,000)
Related party payable proceeds	-	-	420
Related party payable payments	-	(420)	(420)
Net cash provided by financing activities	1,941,418	865,264	4,666,817

Net increase (decrease) in cash and cash equivalents	(148,643)	627,965	381,926

CASH AT BEGINNING OF PERIOD	530,570	355,975	-

CASH AT END OF PERIOD	$381,926	$983,940	$381,926

SUPPLEMENTAL CASH DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$(472)	$-	$(472)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for subscription receivable	$-	$-	$13,275
Receivable exchanged for long-term investment	$10,000	$-	$10,000
Investment acquired through payable	$8,000	$30	$8,030

The accompanying notes are an integral part of these unaudited interim consolidated financial statements F-3

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
( AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)
					Accumulated
					Deficit During	Total	Non-
	Common Stock		Additional	Subscription	Exploration	Stockholders'	Controlling
	Shares	Amount	Paid-in Capital	Receivable	Stages	Equity (Deficit)	Interest
Balance, at December 12, 2006	-	$ -	$ -	$ -	$ -	$ -	$ -

Common stock issued in December for cash
at $0.00083 per share	14,730,000	147	12,128	(9,775)	-	2,500	-

Common stock issued in February for
consulting service provided at $0.083 per share	2,370,000	24	197,476	-	-	197,500	-

Subsidiary equity interest purchased in March
by non-controlling interests	-	-	-	-	-	-	10

Net loss for period ended
March 31, 2007	-	-	-	-	(294,102)	(294,102)	(7,441)

Balance, at March 31, 2007	17,100,000	$ 171	$ 209,604	$ (9,775)	$ (294,102)	$(94,102)	$ (7,431)

Common stock issued in April for cash
at $0.083 per share	5,172,000	52	430,948	(3,500)	-	427,500	-

Common stock issued in October for cash
at $0.625 per share	2,201,923	22	1,375,748	-	-	1,375,770	-

Common stock issued in November for cash
at $0.625 per share	48,000	-	30,000	-	-	30,000	-

As of October, Subsidiary equity interest
purchased by non-controlling interests	-	-	-	-	-	-	100,300

Miscellaneous adjustments to equity	-	-	-	(5)	-	(5)	-

Common stock issued in February for cash
at $0.625 per share	60,720	1	37,949	-	-	37,950	-

Net loss for period ended
March 31, 2008	-	-	-	-	(619,622)	(619,622)	(8,705)

Balance, March 31, 2008	24,582,643	$ 246	$ 2,084,249	$ (13,280)	$ (913,724)	$1,157,491	$ 84,164

Common stock issued in April for cash
at $0.625 per share	208,000	2	129,998	-	-	130,000	-

Common stock issued in December for cash
at $0.41667 per share	1,765,765	18	735,667	-	-	735,684	-

As of May, Subsidiary equity interest
purchased by non-controlling interests	-	-	-	-	-	-	250,000

As of November, Subsidiary equity interest
purchased by non-controlling interests	-	-	-	-	-	-	250,000

As of November, Subsidiary equity interest
purchased by non-controlling interests	-	-	-	-	-	-	1,000,000

Subsidiary equity interest issued in December
for mineral properties acquisition	-	-	-	-	-	-	2,350,300

Common stock cancelled for refund
at $0.543667 per share	(33,600)	-	(14,000)	-	-	(14,000)	-

F-4

Subsidiary equity interest issued in January for
mineral properties acquisition	-	-	-	-	-	-	1,690,000

Subsidiary equity interest issued in January for
mineral properties acquisition	-	-	-	-	-	-	1,840,000

Net loss for period ended
March 31, 2009	-	-	-	-	(1,401,281)	(1,401,281)	(6,776,084)

Balance, March 31, 2009	26,522,808	$ 266	$ 2,935,914	$ (13,280)	$ (2,315,005)	$ 607,894	$ 688,380

Subsidiary equity interest issued in April for
directors compensation	-	-	-	-	-	-	35,000

Common stock issued in May for mineral
properties acquisition at $0.41667 per share	6,211,500	62	2,588,063	-	-	2,588,125	-

Common stock issued in June for cash
at $0.20833 per share	1,747,200	17	363,983	-	-	364,000	-

Common stock issued in June for consulting
service provided at $0.20833 per share	186,000	2	38,748	-	-	38,750	-

Common stock issued in June for consulting
service provided at $0.27156 per share	1,186,200	12	322,113	-	-	322,125	-

Common stock issued in June for consulting
service provided at $0.20833 per share	1,620,720	16	337,634	-	-	337,650	-

Common stock issued in June for consulting
service provided at $0.3333 per share	179,122	2	59,705	-	-	59,707	-

Subsidiary equity interest issued in June for
mineral properties acquisition	-	-	-	-	-	-	1,800,000

As of August, loss attributable to non-controlling interest	-	-	-	-	-	-	(1,927,226)

As of August, Reverse acquisition restructuring of the
non-controlling interest and investment held by parent company	18,198,000	182	(2,102,180)	5		(2,101,993)	(596,154)

Common stock attached with warrants to be issued
in September for cash at $0.60 per share	200,000	2	119,998	-	-	120,000	-

Common stock issued in November for consulting
service provided at $0.60 per share	255,000	3	152,997	-	-	153,000	-

Common stock issued in November for consulting
service provided at $0.60 per share	201,250	2	120,748	-	-	120,750	-

Common stock issued in November for consulting
service provided at $0.84 per share	1,450,000	15	1,217,986	-	-	1,218,000	-

Common stock issued in December for consulting
service provided at $0.6199 per share	68,775	1	42,639	-	-	42,640	-

Common stock issued in December for cash
at $0.60 per share	2,501,001	25	1,454,679	-	-	1,454,704	-

Net loss for period ended
December 31, 2009	-	-	-	-	(5,191,064)	(5,191,064)	-

Balance, at December 31, 2009 (unaudited)	60,527,575	$ 605	$ 7,653,026	$ (13,275)	$ (7,506,069)	$ 134,287	$ -

The accompanying notes are an integral part of these unaudited interim consolidated financial statements F-5

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
RESTATED

NOTE 1 –	DESCRIPTION OF BUSINESS

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

On December 5, 2009, the Company passed a resolution to change the fiscal year-end from December 31 to March 31. The financial statements presented are for the nine-month period from April 1 to December 31, 2009 and the comparative period in 2008.

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

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
RESTATED

In November 2009, the Company incorporated a wholly-owned subsidiary in Tanzania, Lake Victoria Resources (T), Ltd. (“LV Resources”), to perform mining exploration activities.

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s prior audited financial statements filed with the Form 10-Q/T. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the full year.

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
DECEMBER 31, 2009
RESTATED

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

The Company adopted ASC Topic 805, Business Combinations (ASC 805), and ASC Topic 810-10-65, related to non-controlling interests in consolidated financial statements.  There was no impact on the Company’s consolidated financial statements as of December 31, 2009 as a result of adopting either statement.  The non-controlling interest was previously the minority interest held by certain passive shareholders at the consolidated financial statement level of Kilimanjaro, and whose interests were eliminated for accounting purposes by the August 7, 2009 share exchange agreement. The Company, after August 7, 2009, had no further non-controlling interests.

For the nine months ended December 31, 2009 and 2008, losses of $1,927,226 and $2,722,551 respectively, were recognized as being attributed to the non-controlling interest of the Company’s controlled subsidiary.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents. As of December 31 and March 31, 2009, the Company has $381,926 and $530,569, respectively, deposited at an FDIC insured banks in the United States and $16,245 deposited at an insured bank in Tanzania. FDIC deposit insurance covers the balance of each depositor’s account for $250,000 per insured bank. The Deposit Insurance Board in Tanzania insures up to 1,500,000 Tanzanian Schillings (approximately, $1,103USD as of December 31, 2009) per customer per bank. Any amount beyond the basic insurance amount may expose the Company to loss.

Earnings Per Share
The Company has adopted ASC 260, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
RESTATED

potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted losses per share were the same, at the reporting dates, as the common stock equivalents outstanding would be considered antidilutive.

As of December 31, 2009, the Company has 7,013,501 stock warrants outstanding. (SEE NOTE 10)

Exploration Stage
The Company and its subsidiaries have been in an exploration stage since its formation and has not realized any revenues from operations. They are primarily engaged in searching for mineral deposits or reserves which are not in either the development or production stage.  As of December 31, 2009, none of the Company’s mineral property interest had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7.

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

Foreign Operations
The accompanying consolidated balance sheets contain certain recorded Company assets approximately in the amount of $116,000 in a foreign country (Tanzania). Although Tanzania is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Going Concern
As shown in the accompanying financial statements, the Company has an accumulated deficit of $7,506,069 incurred through December 31, 2009. The Company has no revenues, limited cash and losses from operations. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to begin the exploration for gold. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company expects to be able to meet its necessary cash outflows based upon funds received from future investments and borrowings during its exploration period.

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
RESTATED

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

Income Taxes
Income taxes are provided based upon the liability method of accounting pursuant to ASC 740, Income Taxes. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC Topic 740 to allow recognition of such an asset. (SEE NOTE 11)

Mineral Properties
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

Property and Equipment
Assets are depreciated on a straight line basis. The Company’s assets with a historical cost of $107,605 are being depreciated over lives of five years. (SEE NOTE 4)

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
RESTATED

Subsequent Events
In June 2009, the Company adopted ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim financial periods ending after June 15, 2009. The adoption of ASC 855 did not affect the Company’s consolidated financial statements. (SEE NOTE 12).

NOTE 3 –	BUSINESS ACQUISITIONS

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
DECEMBER 31, 2009
RESTATED

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

NOTE 4 –	PROPERTY AND EQUIPMENT

At December 31, 2009 and March 31, 2009, property and equipment consisted of the following:

Table 1: Property and Equipment Acquisition Cost and Accumulated Amortization

Category		As at	12/31/2009		As at	03/31/2009
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Machinery and equipment	87,360	2,912	84,448	-	-	-
Furniture and equipment	3,409	406	3,003	-	-	-
Computer and software	16,836	5,046	11,790	11,476	3,154	8,322
	$ 107,605	$ 8,364	$ 99,242	$ 11,476	$ 3,154	$ 8,322

Total depreciation expense of $5,210 and $2,295 is recognized for the nine months ended December 31, 2009 and 2008, respectively.

NOTE 5 –	NOTE PAYABLE

On May 22, 2009, the Company signed a finance agreement for payment of insurance in the total amount of $12,000 at an annual rate of 8.348% with monthly installments of $1,380.

NOTE 6 –	OTHER PAYABLES

As of December 31, 2009, one subsidiary of the Company withheld payroll deductions of $12,515 to conform to local tax law.

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
RESTATED

NOTE 7 –	RELATED PARTIES/CONCENTRATIONS

The Company has contracted with Geo Can Resources Company Ltd (Geo Can), a related company with a shared common director, to perform exploration services on all of the properties.  All exploration and payment commitments as per agreements between Geo Can and the Company for the Geita, Kinyambwiga and Kalemela projects were cancelled as part of the agreement between Geo Can and Kilimanjaro prior to the August 7, 2009 share exchange agreement.  Both companies have mutually agreed that the exploration agreements were terminated in November 2009 when the Company incorporated its own exploration subsidiary LV Resources.  The Company has recorded liabilities totaling $844,523 owing to Geo Can as of December 31, 2009.

The Company, through its subsidiary Kilimanjaro, advanced funds to Geo Can to find mineral property interests in Tanzania.  As of December 31, 2009, the Company recorded total advances of $499,043 to Geo Can.  The advances bear no interest and unencumbered funds are refundable to the Company.  The advances as of December 31, 2009 have not been offset against payables nor had any encumbrances been reported to the Company.

On May 15, 2009, Kilimanjaro signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of December 31, 2009, this director has entered into Mineral Properties Sales and Purchase agreements with various PML owners. 22 PML agreements have been completed with the Company acquiring a 100% option, and the Company has the option to acquire 37 additional and different PML’s in the area.  Under the terms of these agreements, if the option to purchase is completed on all these PMLs, then the total purchase consideration will be $7,029,404.

The same director of the Company entered into Mineral Purchase agreements with 24 PML’s which are part of the Kinyambwiga Project and which are recorded in his name and are to be transferred over to the Company at a future date.

NOTE 8 –	MINERAL PROPERTY AND EXPLORATION COSTS

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

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
RESTATED

The following is the status of our projects,

Table 2: The continuity of mineral properties acquisition cost

	Kalemela Gold Project	State Mining Project	Geita Project	Kinyambwiga Project	Singida Project	Other Projects	Total
	(a)	(b)	(c)	(d)	(e)	(f)
Balance, March 31, 2007	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Related payments:
Cash Consideration	175,000	60,000	-	-	-	-	235,000
Share issued for Mining properties	2,350,300	-	-	-	-	-	2,350,300
Accrued liabilities	-	-	-	-	-	-	-

Balance, March 31, 2008	$ 2,525,300	$ 60,000	$ -	$ -	$ -	$ -	$ 2,585,300

Related payments:
Cash Consideration	217,825	60,000	222,608	122,608	368,639	926,940	1,918,620
Share issued for Mining properties	900,000	100,000	2,530,000	1,800,000	-	-	5,330,000
Accrued liabilities	-	-	-	-	61,482	-	61,482
	1,117,825	160,000	2,752,608	1,922,608	430,121	926,940	7,310,102

Balance, December 31, 2009	$ 3,643,125	$ 220,000	$ 2,752,608	$ 1,922,608	$ 430,121	$ 926,940	$ 9,895,402

Table 3 : The continuity of mineral properties exploration expenditures

	Kalemela	State Mining	Geita	Kinyambwiga	Singida	Total
	(a)	(b)	(c)	(d)	(e)
Balance, March 31, 2009	$ 618,970	$ -	$ 395,197	$ -	$ -	$ 1,014,167

Exploration expenditures:
Camp, Field Supplies and Travel	-	-	-	45,844	66,525	112,369
Geological consulting and Wages	8,749	-	7,600	102,677	160,397	279,423
Geophysical and Geochemical	-	-	-	16,128	156,816	172,944
Parts and equipment	-	-	-	4,000	16,000	20,000
Project Administration fee	6,175	-	6,175	34,450	39,325	86,125
Vehicle and Fuel expenses	-	-	-	5,342	9,305	14,648
	14,925	-	13,775	208,441	448,368	685,509
Write-offs
Balance, December 31, 2009	$ 633,895	$ -	$ 408,972	$ 208,441	$ 448,368	$ 1,699,676

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
RESTATED

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

As of December 31, 2009, the Company owns 100% interest of Kalemela project’s three prospecting licenses.

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

As of December 31, 2009, the Company owns 100% interest of Geita project’s one prospecting license.

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

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
RESTATED

As of December 31, 2009, the Company owns 100% interest of Kinyambwiga project’s one prospecting license.

(e)	Singida Project

On May 15, 2009, the Company signed a Mineral Financing Agreement with a director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of December 31, 2009, this director has entered into Mineral Properties Sales and Purchase agreements with various PML owners. 22 PML agreements have been completed and these PMLs have been 100% acquired and the Company has the option to acquire 37 additional and different PMLs in the Singida area. Under the terms of these agreements, if the option to purchase is completed on all these PMLs, then the total purchase consideration will be $7,029,404. Of this amount, $368,639 has already been paid and $ 61,482 is accrued as a short term liability . At the option of the Company certain additional option payments may be paid. (SEE NOTE 12)

At the option of the Company, a secondary payment of $2,127,057 is to be paid within 120 days, which may be extended to 240 days in certain circumstances and a final payment of $4,902,348 is to be paid within 730 days. Also, at the option of the Company, a 2% Net Smelter Production royalty or 2% of the Net Sale Value may be substituted in place of the final payment and paid on a pro rata basis determined by the total final number of PMLs involved in a special mining license.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
RESTATED

NOTE 9 –	CAPITAL STOCK

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

The fair value of the 2,701,001 warrants was estimated using the Black-Scholes pricing model based on the following assumptions: dividend yield of 0%; risk-free interest rate of 1.48%; expected life of three years; and volatility of 230%. A fair value of $513,191 was estimated. (See NOTE 10)

On December 31, 2009, the Company paid $20,000 in cash and issued 68,775 restricted shares of common stock for geological and business development services provided by a consultant and valued the services at $42,640.

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
DECEMBER 31, 2009
RESTATED

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

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
RESTATED

On January 21, 2009, Lake Victoria entered into an option to purchase prospecting license agreement with Geo Can Resources Ltd. to acquire prospecting license PL2806/2004 at Geita area in Geita District. The total consideration would include an aggregate cash payment of $200,000 and issuance of 5,500,000 shares of common stock with a fair value of $1,690,000.  As part of the Security Exchange Agreement executed August 7, 2009, this transaction was cancelled.

NOTE 10 –	STOCK WARRANTS

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

Warrants outstanding as of December 31, 2009 were:

Table 4: Warrants
Expiration Date	Number of Warrants	Exercise Price	Shares Issued Upon Exercise

April 30, 2010	312,500	$ 1.10	312,500
May 31, 2010	4,000,000	$ 1.00	4,000,000
September 8, 2012	2,701,001	$ 0.63	1,350,501
	7,013,501		5,663,001

As part of the acquisition effective August 7, 2009, the Company acquired 4,312,500 outstanding stock warrants of the prior subsidiary to be exercised by investors.

NOTE 11 –	INCOME TAXES

At December 31, 2009 and March 31, 2009, the Company had net deferred tax assets (calculated at an expected rate of 34%) of approximately $2,552,000 and $787,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at December 31, 2009 and March 31, 2009. The significant components of the deferred tax asset at December 31, 2009 and March 31, 2009 were as follows:

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
RESTATED

Table 5: Income Tax

	December 31, 2009	March 31, 2009
Operating loss balance:	$(7,506,000)	$(2,315,000)
Deferred tax asset	$(2,552,000)	$(787,000)
Deferred tax asset valuation allowance	2,552,000	787,000
Net deferred tax asset	$-	$-

At December 31, 2009 and March 31, 2009, the Company has net operating loss carryforwards of approximately $7,506,000 and $2,315,000, which expire in the years 2023-2024. The change in valuation allowance from December 31, 2009 to March 31, 2009 was $1,765,000.

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

NOTE 12 -          COMMITMENTS AND CONTINGENCIES

In November 2009, the Company incorporated a wholly-owned subsidiary in Tanzania, LV Resources to perform all exploration activity.  The exploration services agreements signed with Geo Can are terminated.  There are no payments in default as of December 31, 2009.

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

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
RESTATED

NOTE 13 –	SUBSEQUENT EVENTS

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

On January 19, 2010, a director on behalf of the Company signed second addendums to Singida mineral properties sales and purchase agreements (“mineral agreement”) in 2009. The addendums revised the secondary payments of the mineral agreement as follows,

(A).	First payment of 50% of Secondary Payment paid as follows:

1.	20% of the first payment of 50% of Secondary Payment in the amount of $215,659 shall be paid upon execution of the addendum
2.	30% of the first payment of 50% of Secondary Payment in the amount of $323,489 shall be paid within two and eight weeks after the Company receives confirmation of the transfer of PMLs.
3.	50% of the first payment of 50% of Secondary Payment in the amount of $539,148 shall be paid within six and seven and one half months of the date of the execution of the addendum

(B).	50% of Secondary Payment in the amount of $1,078,295 within twelve and thirteen and one half months of the date of the execution of the Second Addendums.

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

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
RESTATED

NOTE 14 –	RESTATEMENT

On February 22, 2010, the Company filed an unaudited financial report on Form10-Q for the fiscal quarter ended December 31, 2009 (the “Original Report”) with the Securities and Exchange Commission (“the SEC”). On January 29, 2010, the Company received comments from the SEC regarding our Original Report. Lake Victoria Mining Company  has reviewed the share exchange agreement between Lake Victoria and Kilimanjaro Mining Company, and with the  changed Kilimanjaro Mining  year end,  has revised their accounting principles used for the share exchange and this has altered the Company's financials as revised in this and subsequent filing.

 The accompanying financial statements for the fiscal quarter ended December 31, 2009 have been restated to reflect the corrections in accordance with ASC 250, “Accounting Change and Error Corrections”.

The Kilimanjaro Mining Company, Inc.’s (“Kilimanjaro”) statement of operations for the three months and nine ended December 31, 2008, and statements of cash flows ended for nine months ended December 31, 2008 have been restated to consolidate the accounts of Lake Victoria. Kilimanjaro initially classified their ownership in Lake Victoria as temporary investment. The securities were classified as available for sale and reported at fair value. The investment was revalued at each reporting period to fair value and the gain/loss on investment was recorded as other comprehensive income. The management of Kilimanjaro reevaluated that Kilimanjaro’s control position during the transition period and determined Kilimanjaro and its control group retained permanent control of Kilimanjaro and its subsidiary throughout the periods presented. Although Kilimanjaro’s investment was temporarily diluted, the investors were passive investors and management and the directors retained control of Kilimanjaro through the subsequent acquisition.

On August 7, 2009, Kilimanjaro and Lake Victoria completed a Securities Exchange Agreement (the “acquisition”) under which Lake Victoria acquired all of the issued and outstanding common shares of Kilimanjaro. The stockholders of Kilimanjaro received shares representing approximately 67% of Lake Victoria’s issued capital shares. Since the  stockholders of Kilimanjaro owned a majority of the outstanding shares of the common stock of Lake Victoria, the acquisition was accounted for as a “reverse acquisition restructuring” and recapitalization, , whereby Kilimanjaro is the accounting acquirer for financial statement purposes which includes the complete financial information on its controlled subsidiary, Lake Victoria. Additionally, Kilimanjaro and Lake Victoria were under common control since each of the entities’ inception. Accordingly, the two entities were consolidated for all periods since inception.

The Company’s unaudited consolidated balance sheets ended December 31, 2009 are presented with audited Kilimanjaro’s consolidated balance sheets for the fiscal year ended March 31, 2009. The Original Report was presented with audited Lake Victoria’s balance sheets for the fiscal year ended March 31, 2009.

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
RESTATED

The Company’s unaudited statement of operations for the period ended December 31, 2009 have been restated to present the three months and nine months period ended December 31, 2009 with the Kilimanjaro consolidated operation results for the three months and nine months period ended December 31, 2008.  The Original Report was presented the Company’s current and the comparative periods for the three months and nine months ended December 31, 2009 and 2008, respectively.

The Company’s unaudited statements of cash flows for the period ended December 31, 2009 have been restated to present the nine months period ended December 31, 2009 and the Kilimanjaro’s consolidated cash flow for the nine months period ended December 31, 2008.  The Original Report was presented the Company’s current and the comparative periods for the nine months ended December 31, 2009 and 2008, respectively.

The following table of summarized consolidated balance sheets and the statements of operations for the period ended December 31, 2009 and 2008 reconciles the reported amounts to restated amounts.

Table 6: Restatement of Consolidated Balance Sheets

	CONSOLIDATED BALANCE SHEETS			CONSOLIDATED BALANCE SHEETS
	December 31, 2009			March 31, 2009
	Previously Reported	Net Change (a)	Restated	Previously Reported	Net Change (b)	Restated

CURRENT ASSETS
Cash	$381,926	-	$381,926	$418,536	112,033	$530,569
Advances and deposits	90,890	(15,014)	75,876	63,792	(60,000)	3,792
Advances to related party	-	499,043	499,043	-	1,537,849	1,537,849
Total Current Assets	472,816	484,029	956,845	482,328	1,589,882	2,072,210
PROPERTY AND EQUIPMENT, NET	99,242	-	99,242	-	8,322	8,322
TOTAL ASSETS	$572,058	484,029	$1,056,087	$482,328	1,598,204	$2,080,532

CURRENT LIABILITIES
Accounts payable	$415,061	430,029	$845,090	$350,211	9,047	$359,258
Acquisition liabilities - current portion	2,169,197	(2,107,715)	61,482	300,000	-	300,000
Notes Payable	2,713	-	2,713	-	-	-
Advances payable - related party	-	-	-	53,500	(53,500)	-
Accrued expeness	-	-	-	-	125,000	125,000
Other Payables	12,515	-	12,515	-	-	-
Total Current Liabilities	2,599,486	(1,677,686)	921,800	703,711	80,547	784,258
NONCURRENT LIABILITIES
Long-term liabilities - acquisition	4,950,000	(4,950,000)	-	-	-	-
Total Noncurrent Liabilities	4,950,000	(4,950,000)	-	-	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	-	-	-	-	-	-
Common stock	605	-	605	285	(19)	266
Additional paid-in capital	22,348,076	(14,695,050)	7,653,026	5,790,355	(2,854,441)	2,935,914
Common stock to be issued	-	-	-	1,690,000	(1,690,000)	-
Subscription receivable	(13,275)	-	(13,275)	(35)	(13,245)	(13,280)
Accumulated deficit during exploration stage	(29,312,834)	21,806,765	(7,506,069)	(7,701,988)	5,386,983	(2,315,005)
Total stockholders' Equity (Deficit)	(6,977,428)	7,111,715	134,287	(221,383)	829,277	607,894
NON-CONTROLLING INTEREST	-	-	-	-	688,380	688,380
TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	$572,058	(484,029)	$1,056,087	482,328	$1,598,204	$2,080,532

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
RESTATED

(a)
The accrued acquisition cost has been restated as $61,482. The previously filed consolidated balance sheet accrued acquisition cost of $7,119,197, of which current liability was $2,169,197 and non-current liability was $4,950,000. The Company reevaluated the accounting treatment of the mineral purchase agreements signed by a director of the Company. Since the agreements have optional purchase agreements and the Company has the right to terminate the agreement at any time at the Company’s option, the previous accrued optional payments have been adjusted which reduces the liabilities on balance sheet and the acquisition costs on the statement of operations by $7,057,715.

The previously filed consolidated income statement recorded non-cash goodwill impairment losses of $15,675,035 in August 2009 in connection with the acquisition of Kilimanjaro. During the reporting time period, the Company recognized an impairment loss of $15,675,035 related to all the goodwill recorded. The restated financial statement reflects that Kilimanjaro controlled the Company from its inception and accordingly no goodwill or impairment losses are recorded for the acquisition.  The net effect of the previously recorded transaction resulted in and overstatement of additional paid in capital of $14,695,050. The Company had advances to a related party off set to accounts payable of $499,043 with the same related party but in different corporate entities.

(b)
The restated Company consolidated balance sheet includes the audit of Kilimanjaro as at March 31, 2009 which incorporated the accounts of Lake Victoria. Previously the Company reported the audited balance sheet of Lake Victoria as at March 31, 2009.

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
RESTATED

Table 7: Restatement of Statements of Operations for Three Months Period Ended December 31, 2009 and 2008

CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Three Mont Period Ended				For the Three Month Period Ended
	December 31, 2009				December 31, 2008
	Previously Reported	Net Change		Restated	Previously Reported	Net Change		Restated
TOTAL OPERATING EXPENSE	1,622,813	366,110	(c)	1,988,923	16,613	3,067,951	(c)	3,084,564
LOSS FROM OPERATIONS	(1,622,813)	(366,110)		(1,988,923)	(16,613)	(3,067,951)		(3,084,564)
TOTAL OTHER INCOME	(29,591)	-		(29,591)	400	(3,073)		(2,673)
GOODWILL IMPAIRMENT LOSSES	(15,675,035)	15,675,035	(a)	-	-	-		-
LOSS BEFORE TAXES	(17,327,439)	15,308,925		(2,018,514)	(16,213)	(3,071,024)		(3,087,237)
INCOME TAX EXPENSE (BENEFIT)	-	-		-	-	-		-
NET LOSS	(17,327,439)	15,308,925		(2,018,514)	(16,213)	(3,071,024)		(3,087,237)
LOSS ATTRIBUTABLE TO						-
NONCONTROLLING INTEREST	-	-	(d)	-	-	2,548,979	(d)	2,548,979
NET LOSS ATTRIBUTABLE TO
PARENT	(17,327,439)	15,308,925		(2,018,514)	(16,213)	(522,046)		(538,259)
OTHER COMPREHENSIVE						-
INCOME(LOSS)
Unrealized holding gain(loss) on
investment	(4,447,605)	4,447,605	(e)	-	1,350,000	(1,350,000)	(e)	-
NET COMPREHENSIVE INCOME(LOSS)	$(21,775,044)	$19,756,530	(f)	$(2,018,514)	$1,333,787	$(1,872,046)	(f)	$ (538,259)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ (0.30)			$ (0.02)	$ (0.00)			$ (0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING,
BASIC AND DILUTED	57,011,875			57,011,875	24,790,643			24,790,643

Table 7: Restatement of Statements of Operations for Nine Months Period Ended December 31, 2009 and 2008

CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Nine Month Period Ended				For the Nine Month Period Ended
	December 31, 2009				December 31, 2008
	Previously Reported	Net Change		Restated	Previously Reported	Net Change		Restated
TOTAL OPERATING EXPENSE	12,212,830	(5,113,911)	(c)	7,098,919	139,789	3,400,153	(c)	3,539,942
LOSS FROM OPERATIONS	(12,212,830)	5,113,911		(7,098,919)	(139,789)	(3,400,153)		(3,539,942)
TOTAL OTHER INCOME(EXPENSE)	(19,720)	348	(c)	(19,372)	(5,000)	2,772	(c)	(2,228)
GOODWILL IMPAIRMENT LOSSES	(15,675,035)	15,675,035	(a)	-	-	-		-
LOSS BEFORE TAXES	(27,907,585)	20,789,296		(7,118,289)	(144,789)	(3,397,381)		(3,542,170)
INCOME TAX EXPENSE (BENEFIT)	-	-		-	-	-		-
NET LOSS	(27,907,585)	20,789,295		(7,118,290)	(144,789)	(3,397,381)		(3,542,170)
LOSS ATTRIBUTABLE TO
NONCONTROLLING INTEREST	-	1,927,226	(d)	1,927,226	-	2,722,551	(d)	2,722,551
NET LOSS ATTRIBUTABLE TO PARENT	$ (27,907,585)	22,716,521		(5,191,064)	(144,789)	(674,830)		(819,619)
OTHER COMPREHENSIVE INCOME(LOSS)
Unrealized holding gain(loss) on investment	(1,649,970)	1,649,970	(e)	-	1,350,000	(1,350,000)	(e)	-
NET COMPREHENSIVE INCOME(LOSS)	$ (29,557,555)	$ 24,366,491	(f)	$ (5,191,064)	$ 1,205,211	$ (2,024,830)	(f)	$ (819,619)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ (0.62)			$ (0.24)	$ (0.01)			$ (0.02)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	45,353,313			45,353,313	24,762,202			24,762,202

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
RESTATED

(c)
The restated consolidated statements of operations include operating results of the consolidated entity. Previously, the consolidated statement of operations reflected the financial statements of Kilimanjaro since its inception and the operations of Lake Victoria subsequent to August 7, 2009. Total operating expense increased by $366,110 which included accrued acquisition cost of $314,639 for the three month period ended December 31, 2009; and increased by $3,067,951 for the three months period ended December 31, 2008. The total operating expense for the nine month period ended December 31, 2009 and 2008 decreased by $5,113,911 and increased by $3,400,153, respectively.

(d)
Prior to the acquisition, the interest of Lake Victoria held by Kilimanjaro was less than 100%.  Net loss has been allocated between the non-controlling interest and the Company. For the three months ended December 31, 2009 and 2008, the loss attributable to non-controlling interest was $Nil and $2,548,979, respectively. The total loss attributable to non-controlling interest for the nine month period ended December 31, 2009 and 2008 increased by $1,927,226 and $2,722,551, respectively.

(e)
The issue of control between the companies was reevaluated and it was determined that Kilimanjaro’s loss of a direct ownership position prior to the acquisition due to dilution from passive investors was temporary. Kilimanjaro was deemed to have retained control of Lake Victoria since its inception and accordingly Kilimanjaro consolidated its accounts prior to the acquisition. Minority ownership interest has been recorded for each accounting reporting period. The securities of Lake Victoria held by Kilimanjaro were previously classified as available for sale and reported at fair value. The investment was revalued at each reporting period to fair value, and consequently the gain/loss on investment was recorded as other comprehensive income, $(4,447,605) and $1,350,000 for three month period ended December 31, 2009 and 2008, respectively. As consolidation of the entities was deemed to be the appropriate accounting treatment, the prior accounting treatment recording the unrealized holding gains and losses on investment and other comprehensive income was deemed to be inappropriate and has been restated. The total change attributable to the net loss for the nine month period ended December 31, 2009 decreased by $1,649,970; and the net income at December 31,2008 decreased by $1,350,000.

(f)
These restatements had the impact on the net loss for the three months ended December 31, 2009 of decreasing it by $19,756,530 ($0.28 per share) and decreasing the net income for the three months ended December 31, 2008 by $1,872,046 ($0.01 per share.) The net loss for the nine months ended December 31, 2009 decreased $24,366,491 ($.0.38 per share) and the net income for the nine months ended December 31, 2009 decreased $2,024,830 ($0.01 per share.)

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

Restatement

On February 22, 2009, the Company filed an unaudited financial report on Form 10-Q for the fiscal quarter ended December 31, 2009 (the “Original Report”) with the Securities and Exchange Commission (“the SEC”). On January 29, 2010, the Company received comments from the SEC regarding our Original Report.  Lake Victoria Mining Company  has reviewed the share exchange agreement between Lake Victoria and Kilimanjaro Mining Company, and with the  changed Kilimanjaro Mining  year end,  has revised their accounting principles used for the share exchange and this has altered the Company's financials as revised in this and subsequent filing.

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

Results of Operations/Plan of Operation

For the nine months ending December 31, 2009 compared to nine months ending December 31, 2008:

For the nine months ending December 31, 2009, we recorded a net loss before attribution of the non-controlling interest of $7,118,290. After attribution of the non-controlling interest of $1,927,226, the loss attributed to the Company was $5,191,064, or $0.11 per share compared to a net loss for the corresponding period of 2008 of $819,619 or $0.03 per share. All discussions of expenses reflect no attribution to the non-controlling interest.

General and administrative expense for the nine months ending December 31, 2009 increased by $1,227,466 to $1,354,216 compared to $126,750 for the same period in 2008.

Property acquisition costs during the 2009 nine month period increased by $562,048 to $3,430,102 compared to $2,868,054 in 2008 which resulted from property acquisition option payments made in 2009.

Exploration costs during the 2009 nine month period increased by $259,761 to $685,509 as compared to $425,748 for the same period of 2008, reflected by an increase in exploration activities in the Singida Projects.

Consulting fees for the nine months ended December 31, 2009 increased to $1,486,449 compared to $101,351 for the same period of 2008.

Management and director fees in the 2009 period increased to $51,767 compared to $15,000 in 2008.

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

We must continue to conduct exploration to determine what amount of gold and other minerals, if any, exist in our properties and if any minerals which are found can be economically extracted and profitably processed. We contracted with Geo Can Resources Company Limited (“Geo Can”), which is a contract services exploration company in Tanzania, East Africa, to perform exploration services on all our properties. All exploration and payment commitments as per agreements between Geo Can and the Company for the Geita, Kinyambwiga and Kalemela projects were cancelled as part of the agreement between Geo Can and Kilimanjaro prior to the August 7, 2009 share exchange agreement. Both companies have mutually agreed that the exploration agreements were terminated in November 2009 when the Company incorporates its own exploration subsidiary, Lake Victoria Resources (T) in Tanzania.

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

At the option of the Company, a secondary payment of $2,127,057 is to be paid within 120 days, which may be extended to 240 days in certain circumstances and a final payment of $4,902,348 is to be paid within 730 days. Also, at the option of the Company, a 2% Net Smelter Production royalty or 2% of the Net Sale Value may be substituted in place of the final payment and paid on a pro rata basis determined by the total final number of PMLs involved in a special mining license.

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

Liquidity and Capital Resources

As of April 15, 2010, the Company completed a private placement of 7,973,000 units to at $0.20 per share for total consideration of $1,594,600.  Each Unit consists of one share of common stock and one redeemable warrant.  One redeemable warrant and payment of $1.25 entitles the holder to purchase one additional share of common stock.  The exercise period of the redeemable warrants is thirty-six months from January 28, 2010.

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

As of December 31, 2009, the Company has 7,013,501 stock warrants outstanding.

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