Form 10-Q/A
period 2009-06-30
Lake Victoria Mining Company, Inc.
filed 2010-09-07
CIK 1402062

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Rep Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   66,201,849 as of August 17, 2009.

EXPLANATION OF AMENDMENT

The reason for this amendment is to restate our position on our controls and procedures in Item 4.

PART I.  FINANCIAL INFORMATION

ITEM 4.    CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the Company concluded its internal controls were ineffective because fundamental elements of our company’s control environment were not present, including an independent board oversight and review of financial reporting. The financial processes and procedures and internal control procedures are performed by the Board. There exists a significant overlap between management and the Board of Directors. Additionally, due to insufficient staffing and the lack of full time personnel, it was not possible to ensure appropriate segregation of duties between incompatible functions.  Once funding is deemed to be adequate, these controls will be strengthened to make the internal control environment more effective and efficient.

There were no changes in our internal control over our financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over our financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of September, 2010.

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