Form 10-Q
period 2010-09-30
Lake Victoria Mining Company, Inc.
filed 2010-11-23
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________to ________

Commission File No. 000-53291

LAKE VICTORIA MINING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1781 Larkspur Drive, Golden, CO, 80401
(Address of principal executive offices) (zip code)

303.586.1390
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of November 22, 2010, there were 76,346,900 shares of common stock, par value $0.00001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)

September 30, 2010

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	September 30,	March 31,
	2010	2010
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	1,267,358	955,401
Advances and deposits	34,771	4,224
Advances to related party (Note 3)	499,043	499,043
Total Current Assets	1,801,172	1,458,668
Property and Equipment (Note 4)	91,400	100,864
Total Assets	1,892,572	1,559,532

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	296,527	99,736
Accounts payable-related party (Note 3)	677,773	700,523
Acquisition liabilities	-	61,482
Note payable (Note 5)	7,776	-
Other payables (Note 6)	14,506	29,178
Total Liabilities	996,582	890,919

Commitments and Contingencies (Note 10)
Subsequent Events (Note 11)
Stockholders' Equity
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; No shares issued and outstanding	-	-
Common Stock, 100,000,000 shares authorized, $0.00001 par value; 71,239,100 shares issued and outstanding (March 31, 2010 - 60,527,575) (Note 11(c))	713	606
Additional Paid-in Capital	9,813,219	7,653,026
Common Stock and Warrants Issuable (Notes 8(a) and 8(b))	1,054,492	1,437,230
Deficit Accumulated During the Exploration Stage	(9,972,434)	(8,422,249)
Total Stockholders¡¯ Equity	895,990	668,613
Total Liabilities and Stockholders¡¯ Equity	1,892,572	1,559,532

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	December 11, 2006
	(Date of Inception)	Three Months Ended		Six Months Ended
	to September 30,	September 30,		September 30,
	2010	2010	2009	2010	2009
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Amortization and depreciation (Note 2(g))	25,467	5,810	765	11,586	1,447
Exploration costs (Note 7)	2,300,378	377,947	527,643	482,401	643,936
General and administrative	1,843,3300	119,281	29,958	174,503	76,525
Impairment of mineral property acquisition costs (Note 7)	10,681,976	281,065	115,482	281,065	3,115,463
Management and director fees	482,018	28,500	28,500	60,000	179,017
Professional fees	2,963,776	187,789	414,649	500,105	1,047,236
Travel and accommodation	351,263	24,422	32,210	41,143	46,367

Total Operating Expenses	18,648,208	1,024,814	1,149,207	1,550,803	5,109,991

Operating Loss	(18,648,208)	(1,024,814)	(1,149,207)	(1,550,803)	(5,109,991)

Other Income (Expense)

Gain on long-term investments	5,000	-	-	-	10,000
Foreign exchange gain (loss)	(70,849)	774	-	(696)	-
Interest income	7,152	734	79	1,677	454
Interest expense	(885)	(257)	(215)	(363)	(240)
Other income	15,900	-	-	-	-

Total Other Income	(43,682)	1,251	(136)	618	10,214

Net Loss	(18,691,890)	(1,023,563)	(1,149,343)	(1,550,185)	(5,099,777)
Net loss attributable to non-controlling interest	8,719,456	-	20,043	-	1,927,226
Net Loss Attributable to the Company	(9,972,434)	(1,023,563)	(1,129,300)	(1,550,185)	(3,172,551)

Net Loss Per Share - Basic and Diluted		(0.01)	(0.02)	(0.02)	(0.09)

Weighted Average Shares Outstanding		71,239,100	48,334,984	71,239,100	34,505,164

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Six Months Ended
	September 30,
	2010	2009
	$	$
Operating Activities
Net loss	(1,550,185)	(3,172,551)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	11,586	1,447
Loss in subsidiary attributed to non-controlling interest	-	(1,927,226)
Share payments for consulting services	77,200	758,232
Restructuring charges	-	(110,019)
Impairment of mineral property acquisition cost	281,065	3,115,463
Loss on other investment	-	(5,000)
Directors' compensation share payments	-	35,000
Changes in operating assets and liabilities:
Increase in advances and deposits	(30,547)	(20,837)
Increase in advances to related party	-	(272,877)
Decrease in amounts due to related parties	(22,750)	-
Increase in accounts payable	196,791	2,010,630
Decrease in accounts payable - acquisition	(61,482)	61,482
Decrease in accrued expenses	-	(125,000)
Decrease in other payables	(14,672)	-
Net Cash Provided By (Used In) Operating Activities	(1,112,994)	348,744
Investing Activities
Acquisition of property, plant, and equipment	(2,122)	(3,935)
Cash payment for acquisition of mineral properties	(281,065)	(1,315,463)
Proceeds from sale of investments	-	10,000
Net Cash Provided By (Used In) Investing Activities	(283,187)	(1,309,398)
Financing Activities
Proceeds from note payable	12,750	12,000
Repayment of note payable	(4,974)	(5,280)
Proceeds from issuance of stock, net	1,700,362	484,000
Net Cash Provided By (Used In) Financing Activities	1,708,138	490,720
Increase (Decrease) In Cash	311,957	(469,934)
Cash - Beginning of Period	955,401	530,569
Cash - End of Period	1,267,358	60,635
Non-cash Investing and Financing Activities
Stock issued for subscription receivable	20,000	-
Stock issued for services	77,200	758,232
Investment acquired through payable	-	30
Accounts Payable exchanged for long-term investment	-	350,000
Share payments for mineral interest acquisition costs	-	1,800,000
Accounts Receivable exchanged for mineral property acquisition	-	1,039,981
Accounts Receivable exchanged for long-term investment	-	460,019
Supplemental Disclosures
Interest paid	363	235
Income taxes paid	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations

Lake Victoria Mining Company, Inc. (“the Company”) was incorporated on December 11, 2006 under the laws of the State of Nevada. The Company is also referred to as “we”, “us” and “our”. The Company’s administrative office is located in Golden, Colorado. The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company has been in the exploration stage since its formation in December 2006 and has not yet realized any revenues from its planned operations.

The principal business of the Company is to search for mineral deposits or reserves which are not in either the development or production stage. The Company is conducting exploration activities on gold and uranium properties located in Tanzania.

As of September 30, 2010, none of the Company’s mineral property interests had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As shown in the accompanying financial statements, the Company has an accumulated deficit of $9,972,434 incurred through September 30, 2010. The Company has no revenues. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to continue the exploration for gold and uranium. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern. The Company expects to be able to meet its necessary cash outflows based upon funds received from future investments and borrowings during its exploration period.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Kilimanjaro Mining Company, Inc. (“Kilimanjaro”) and Lake Victoria Resources Company, (T) Ltd. Significant intercompany accounts and transactions have been eliminated. The Company’s fiscal year-end is March 31.

b)	Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2010, and the results of operations and cash flows for the three month and six month periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month and six month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarters or the entire year ending March 31, 2011. The interim unaudited consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto for the year ended March 31, 2010, included in the Company’s Annual Report on Form 10-K filed on July 14, 2010 with the SEC.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to long-lived assets, mineral property costs, asset retirement obligations, stock-based compensation, financial instrument valuations and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	d)	Business Combinations

The Company follows the guidance ASC 805, Business Combinations (ASC 805), and ASC 810, Consolidation. The non-controlling interest recognized at September 30, 2009 was previously the minority interest held by certain passive shareholders at the consolidated financial statement level of Kilimanjaro, and whose interests were eliminated for accounting purposes by the August 7, 2009 share exchange agreement. The Company, after August 7, 2009, had no further non-controlling interests.

For the six months ended September 30, 2010 and 2009, losses of $0 and $1,927,226 respectively, were recognized as being attributed to the non-controlling interest of the Company’s controlled subsidiary.

	e)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of September 30, 2010 and 2009, the Company had 13,174,100 and 4,312,500 potentially dilutive securities outstanding, respectively.

	f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

As of September 30, 2010, the Company has $1,267,358 deposited at FDIC insured banks in the United States. FDIC deposit insurance covers the balance of each depositor’s account up to $250,000 per insured bank. The Deposit Insurance Board in Tanzania insures up to 1,500,000 Tanzanian Shillings (approximately $990 USD as of September 30, 2010) per customer per bank. Any amount beyond the basic insurance amount may expose the Company to loss.

	g)	Property and Equipment

Property and equipment consists of mining tools and equipment, furniture and equipment and computers and software which are depreciated on a straight line basis over their expected lives of five years. The Company’s assets have a historical cost of $116,867 and the Company recorded depreciation expense of $11,586 and $1,447 for the six months ended September 30, 2010 and 2009, respectively, (see Note 4).

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

	h)	Mineral Property Costs

Under US GAAP mineral property acquisition costs are ordinarily capitalized when incurred using FASB ASC Topic 805-20-55-37, Whether Mineral Rights are Tangible or Intangible Assets. The carrying costs are assessed for impairment under ASC Topic 360-36-10-35-20, Accounting for Impairment or Disposal of Long- Lived Assets whenever events or changes in circumstances indicate that the carrying costs may not be recoverable.

The Company also evaluates the carrying value of acquired mineral property rights in accordance with ASC Topic 930-360-35-1, Mining Assets: Impairment and Business Combinations, using the Value Beyond Proven and Probable (VBPP) method. The fair value of a mining asset generally includes both VBPP and an estimate of the future market price of the minerals.

When the Company has capitalized mineral property costs, these properties will be periodically assessed for impairment of value. Once a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method. Additionally the Company expenses as incurred all maintenance and exploration property costs. Since the Company is unable to support continued capitalization of acquisition costs, the Company has recognized impairment charges of $281,065 and $3,115,463 for the six month periods ended at September 30, 2010 and 2009, respectively.

	i)	Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	j)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of September 30, 2010.

	k)	Financial Instruments

ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Financial Instruments (continued)

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, advances and deposits, advances to related parties, accounts payable, amounts due to a related party, notes payable and other payables.

Pursuant to ASC 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of advances and deposits, advances to related parties, accounts payable, amounts due to a related party, notes payable and other payables approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of September 30, 2010 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2010
	$	$	$	$
Assets:
Cash	1,267,358	–	–	1,267,358

Foreign currency transactions are primarily undertaken in Canadian dollars and Tanzanian Schillings. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

l)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with ASC 740, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

To the extent that the Company incurs transactions that are not denominated in its functional currency, they are undertaken in Canadian dollars and the Tanzanian Schilling. A portion of business transactions in Tanzania and mineral option purchase agreements are denominated in the Tanzanian Schilling. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

m)	Segment Information

At September 30, 2010, the accompanying consolidated balance sheet contains approximately $85,500 of cash, $21,200 of advances and accounts receivable, and $78,100 of property and equipment in a foreign country (Tanzania). Although Tanzania is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

n)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at September 30, 2010 and 2009, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	o)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

	p)	Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

	q)	Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820, Fair Value Measurements and Disclosures. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this amendment is not expected to have a material effect on the Company’s financial statements.

The Company has evaluated all other recent accounting pronouncements through ASC 2010-21 and determined that they would not have a material impact on the Company’s financial statements or disclosures.

	r)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Related Party Transactions and Balances

a)

Prior to incorporation of the Company’s wholly-owned subsidiary in Tanzania, the Company contracted with Geo Can Resources Company Ltd (Geo Can), a related company with a shared common director, to perform exploration services on all of the properties. As of September 30, 2010 and March 31, 2010, the Company owed $620,523 and $700,523, respectively, to Geo Can for exploration services provided. The amounts are non-interest bearing, unsecured and due on demand.

The Company, through its subsidiary Kilimanjaro Mining Company, advanced funds to Geo Can Resources Company to find mineral property interests in Tanzania. As of September 30, 2010 and March 31, 2010, the Company advanced $449,043 to Geo Can. The advances bear no interest, are unsecured and are due on demand. The unencumbered funds advanced to Geo Can would be refundable to the Company. The advances as of September 30, 2010 and 2009 have not been offset against payables nor had any encumbrances been reported to the Company.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010
(Expressed in US dollars)
(Unaudited)

3.	Related Party Transactions and Balances (continued)

b)

At September 30, 2010, the Company owed $4,875 of consulting fees to the President of the Company. During the nine months ended September 30, 2010, the Company incurred $27,000 (2009 - $32,584) of consulting fees to the President of the Company.

c)

At September 30, 2010, the Company owed $17,000 of management fees and $375 of general and administrative expenses incurred on behalf of the Company to a director of the Company. During the nine months ended September 30, 2010, the Company incurred $51,000 (2009 - $130,250) of consulting fees to the director.

d)

At September 30, 2010, the Company owed $35,000 of consulting fees to a director and former President of the Company. During the nine months ended September 30, 2010, the Company incurred $60,000 (2009 - $65,000) of consulting fees to the former President of the Company.

4.	Property and Equipment

At September 30, 2010 and March 31, 2010, property and equipment consisted of the following:

	As at September 30, 2010			As at March 31, 2010
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
	$	$	$	$	$	$

Mining tools and equipment	88,339	16,032	72,307	87,360	7,280	80,080

Furniture and equipment	5,632	1,156	4,476	4,489	612	3,877

Computer and software	22,896	8,279	14,617	22,896	5,989	16,907
	116,867	25,467	91,400	114,745	13,881	100,864

5.	Note Payable

On May 22, 2010, the Company signed a finance agreement for payment of insurance in the amount of $12,750 at an annual rate of 9.99% for a ten month period, payable in monthly instalments of $1,334. At September 30, 2010, the carrying value of the note payable was $7,776.

6.	Other Payables

As of September 30, 2010 and March 31, 2010, one subsidiary of the Company withheld payroll deductions of $14,506 and $29,178 respectively to conform to local tax law.

7.	Mineral Property Acquisition and Exploration Costs

On May 4, 2009, Kilimanjaro completed a Property Acquisition Agreement (the “Geo Can Agreement”) with Geo Can (a related party, see Note 3). Under the terms of the agreement Kilimanjaro acquired a 100% interest in the mineral property assets, which included 33 gold prospecting licenses and 13 uranium licenses. Included in this agreement were the Kalemela project’s licenses, Geita project’s license, Uyowa Project’s licenses and Kinyambwiga project’s license and other projects’ licences. Geo Can had entered into property option agreements, regarding some of these resource properties, with Lake Victoria before the share exchange agreement between Lake Victoria and Kilimanjaro on August 7,2009, as a consequence Geo Can no longer has any interest in those prior property agreements.

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010
(Expressed in US dollars)
(Unaudited)

7.	Mineral Property Acquisition and Exploration Costs (continued) The following is a continuity of our mineral property acquisition costs:

	Kalemela	State Mining	Geita	Kinyambwiga	Singida	Other
	Gold Project	Project	Project	Project	Project	Projects	Total
	$	$	$	$	$	$	$
	(a)		(b)	(c)	(d)

Balance March 31, 2010	3,643,125	190,000	2,752,608	1,922,608	965,630	926,940	10,400,911

Cash payments	–	–	–	–	281,065	–	281,065

Balance September 30, 2010	3,643,125	190,000	2,752,608	1,922,608	1,246,695	926,940	10,681,976

The following is a continuity of our mineral property exploration costs:

						North
	Kalemela	Geita	Kinyambwiga	Singida	Uyoua	Mara	Suguti	Nyanz	Kisenya	Mbinga	Total
	$	$	$	$	$	$	$	$	$	$	$
	(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Balance March 31, 2010	633,895	408,972	209,224	565,269	618	–	–	–	–	–	1,817,977

Camp, field supplies and travel	–	–	6,643	49,657	494	1,900	–	–	–	–	58,695
Drilling cost	–	–	–	216,096	–	–	–	–	–	–	216,096
Geological consulting and wages	–	506	29,503	87,407	1,011	8,267	506	1,517	1,061	2,022	131,800
Geophysical and geotechnical	–	–	2,528	22,505	–	975	–	–	–	–	26,008
Parts and equipment	–	–	1,674	2,063	–	94	–	–	–	–	3,831
Project administration fee	–	–	9,951	29,450	1,067	4,436	–	–	1,067	–	45,971
	–	506	50,299	407,178	2,572	15,672	506	1517	2,128	2,022	482,401

Balance September 30, 2010	633,895	409,478	259,523	972,447	3,190	15,672	506	1,517	2,128	2,022	2,300,378

a)	Kalemela Gold Project: Prospecting Licence (“PL”) PL2747/2004 PL2910/2004 & PL 3006/2005

As a part of the Geo Can Agreement, Kilimanjaro owns 100% interest in the Kalemela Gold Project’s three prospecting licenses PL2747/2004, PL3006/2005 and PL2910/2004. The Kalemela Gold Project is located within the Southeastern Lake Victoria Goldfields in Northern Tanzania in Magu District, Mwanza Region.

The three licenses total about 260 square kilometers. Results of geologic mapping, ground magnetic surveying and soil sampling have identified exploration sites suitable for electrical induced polarization (I.P.) geophysical surveys to further define possible drill targets. Depending on available resources and project scheduling, follow up soil sampling will be conducted to confirm previous sampling results, followed by a targeted electrically induced polarization (I.P.) geophysical survey and a possible initial drill program.

b)	Geita Project: PL2806/2004

As a part of the Geo Can Agreement, the Company owns 100% interest in the Geita project’s one prospecting license as at September 30, 2010. The Geita Gold Project is located in Northern Tanzania within the Lake Victoria Goldfields in the Geita District, Mwanza Region. The original prospecting license PL2806 has been divided and the project is now comprised of two licenses that cover a total area of 42.44 square kilometers: PL2806/2004 covering 21.59 square kilometers and PL5958/2009 covering 20.85 square kilometers.

c)	Kinyambwiga Project: PL4653/2007, 24 Primary Mining Licenses (“PML”)

As a part of the Geo Can Agreement, the Company owns 100% interest of Kinyambwiga project’s one prospecting license. The Kinyambwiga Gold Project is about 208 kilometers northeast of the city of Mwanza in northern Tanzania.

A director of the Company entered into Mineral Purchase agreements with 24 PML’s which are part of the Kinyambwiga Project and which are recorded in his name and are to be transferred over to the Company at a future date.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010
(Expressed in US dollars)
(Unaudited)

7.	Mineral Property Acquisition and Exploration Costs (continued)

	d)	Singida Project

On May 15, 2009, the Company signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of September 30, 2010, this director has entered into Mineral Properties Sales and Purchase agreements with various PML owners. The Company has 100% acquired 23 PML agreements. The Company has the option to acquire 37 additional and different PMLs in the Singida area. Under the terms of these agreements, if the option to purchase is completed on all these PMLs, then the total purchase consideration would be approximately $6,416,095 (TZS9,896,816,657, outstanding option payments in US Dollar amount is estimated with an exchange rate of 0.00066 as at September 30, 2010), payable by February 24, 2013. Pursuant to the Mineral Financing Agreement, the Company has made payments of $965,630 in fiscal 2010 and $281,065 in fiscal 2011.

In September, 2009, the Company provided notification to all the PML owners involved in Singida Mineral Properties and Sale Agreements that the Company would extend their due diligence period for an additional 120 days as per 2.1.1 of the agreement upon paying again the same amount as the Initial Payment. In addition, the director completed an Addendum to the Mineral Properties and Sale Agreement.

On January 19, 2010, a director on behalf of the Company signed second addendums to Singida mineral properties sales and purchase agreements. The addendums revised and extended the second payment of the mineral agreements. The second payment was divided into three payments with $470,927 due on January 27, 2010, $470,927 due on July 27, 2010 and $941,854 due on January 27, 2011.

On July 27, 2010, the director signed third addendums to the Singida mineral properties sales and purchase agreements on behalf of the Company. The third addendums revised the payment terms of the second addendum. Based on the revised terms, the second instalment of $470,927 was divided into two payments, with $281,065 due on July 27, 2010 and $189,862 due on October 24, 2010. The Company made the payment of $281,065 on July 27, 2010, and the payment of $189,862 was paid subsequent to September 30, 2010.

At the option of the Company, any PMLs may be relinquished at any time during the agreement and the title transferred back to the original owner. Also, at the option of the Company, a 2% Net Smelter Production royalty or 2% of the Net Sale Value may be substituted in place of the final payment for each PML and paid on a pro rata basis determined by the total final number of PMLs involved in a special mining license. As of September 30, 2010, under the terms of the mineral properties sales and purchase agreements the Company has completed initial option payments in the amount of $1,246,695. Pursuant to the original agreement and the subsequent addendums, the Company will pay $815,650 on January 24, 2011,107,250 on February 25, 2011, $419,100 on January 23, 2013 and $3,828,000 on February 24, 2013.

	e)	Uyowa

As a part of the Geo Can Agreement the Company owns 100% interest in the Uyowa project’s prospecting licenses. The Uyowa Gold project consists of 7 PLs that cover a total area of 900 square kilometers in the central to western side of Tanzania.

	f)	North Mara

The North Mara Project is comprised of 12 PLs that cover a total area of 599 square kilometers in the northern part of Tanzania.

As of September 30, 2010, the Company owns 100% interest of North Mara project’s prospecting licenses.

	g)	Suguti

As of September 30, 2010, the Company owns 100% interest of Suguti project’s prospecting licenses.

	h)	Nyanza

As of September 30, 2010, the Company owns 100% interest of Nyanza project’s prospecting licenses.

	i)	Kiserya

As of September 30, 2010, the Company owns 100% interest of Kiserya project’s prospecting licenses.

	j)	Mbinga

The Mbinga Uranium Project is comprised of 3 PLs and 2 Reconnaissance Licenses. The Reconnaissance Licenses, located along the eastern shoreline of Lake Nyasa are currently under application.

As of September 30, 2010, the Company owns 100% interest of Mbinga project’s prospecting licenses.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010
(Expressed in US dollars)
(Unaudited)

8.	Capital Stock

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of September 30, 2010, the Company has not issued any preferred stock.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. On October 7, 2010, the Company’s board of directors approved a proposal to amend the articles of incorporation to increase the number of authorized shares of our common stock from 100,000,000 to 250,000,000. The increase is subject to shareholders’ approval. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

a)

On September 7, 2010, the Company completed a private placement of 4,790,700 units at $0.225 per share for gross consideration of $1,077,907. The Company incurred share issuance costs of $23,415. Each Unit consists of one share of common stock and two redeemable warrants. One redeemable warrant entitles the holder to purchase one additional share of common stock at $0.40 per share until August 12, 2013. The other redeemable warrant entitles the holder to purchase one additional share of common stock at $0.60 per share until August 12, 2013. The redeemable warrants are callable by the Company upon 20 days written notice to the warrant holder. If the redeemable warrants are not exercised within 20 days of being called, the same will terminate and may not be exercised thereafter. The units were issued subsequent to September 30, 2010. (See Note 11(g))

b)

On May 19, 2010, the Company completed a private placement of 10,473,000 units at $0.20 per share for gross consideration of $2,094,600. The Company incurred share issuance costs of $11,500. Each Unit consists of one share of common stock and one redeemable warrant. One redeemable warrant entitles the holder to purchase one additional share of common stock at $1.25 until January 28, 2013. The redeemable warrants are callable by the Company upon 30 days written notice to the warrant holder. If the redeemable warrants are not exercised within 30 days of being called, the same will terminate and may not be exercised thereafter. As of March 31, 2010, the Company had received $1,437,230 in subscription related to this private placement.

c)

On April 15, 2010, the Company issued 153,525 restricted shares of common stock and paid $21,265 for geological and business development services provided by a consultant. The services were valued at $71,265.

	d)	On April 15, 2010, the Company issued 85,000 restricted shares of common stock for consulting and business development services provided by a consulting company. The services were valued at $27,200.

9.	Stock Options and Warrants

The following table summarizes the continuity of the Company’s stock options:

Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$

Outstanding, March 31, 2010	4,312,500	1.01

Expired	(4,312,500)	1.01

Outstanding, September 30, 2010	–	–	–	–

Exercisable, September 30, 2010	–	–	–	–

Warrants outstanding as of September 30, 2010 were:

	Exercise Price (per share)	Shares Issuable
Expiration Date	$	Upon Exercise
September 8, 2012	1.25	1,350,501
January 28, 2013	1.25	10,473,000
		11,823,501

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010
(Expressed in US dollars)
(Unaudited)

9.	Stock Options and Warrants (continued)

The following warrants were issued on October 1, 2010 pursuant to the financing described in Note 8(a):

	Exercise Price (per share)	Shares Issuable
Expiration Date	$	Upon Exercise
August 12, 2013	0.40	4,790,700
August 12, 2013	0.60	4,790,700
		9,581,400

10.	Commitments and Contingencies

a)

On May 15, 2009, Kilimanjaro signed a Mineral Financing Agreement with a director of the Company authorizing him, on behalf of the Company, to acquire PMLs in the Singida area of Tanzania. As of September 30, 2010, this director has entered into Mineral Properties Sales and Purchase agreements with various PML owners of which 22 PML Option to Purchase agreements have been completed. These PMLs have been 100% acquired and the Company has the option to acquire 37 additional and different PMLs in the Singida area. Under the terms of these agreements, if the option to purchase is completed on all these PMLs, then the total purchase consideration will be $7,029,404 (see Note 7(d)).

b)

The same director of the Company entered into Mineral Purchase agreements with 24 PML’s which are part of the Kinyambwiga Project and which are recorded in his name and are to be transferred over to the Company at a future date (see Note 7(c)).

c)

On December 31, 2009, the Company entered into a Geological and Business Development Consulting Services Agreement with Jack V. Everett (“Everett”) under which Everett will provide public relations, geological, and consulting services to us and the Company agrees to compensate Everett on a quarterly basis in two methods: (a) cash and (b) restricted common shares of the Company. The quarterly compensation will be agreed upon, in advance of each quarter, by the Company and Everett. Accordingly, upon execution of the agreement the Company paid Everett a cash payment of $20,000 and issued him 68,775 restricted common shares valued at $42,641. On May 10, 2010, the Company paid Everett a cash payment of $21,265 and on April 7, 2010 issued him 153,525 restricted common shares valued at $67,551. On November 9, 2010, the Company issued him 217,100 restricted common shares for services provided valued at $54,275. The term of the consulting agreement is twelve months.

d)

On January 4, 2010, the Company entered into a finder’s fee agreement with Robert A. Young, The RAYA Group (“Young”) wherein we agreed to pay Young fees limited to introductions that Young makes to us of investors who invest in our private placements or become involved with us through joint venture property agreements. No Finder’s fees will be paid in connection with any introduction to any existing contacts of the Company. The fee will be 10% of the first $10,000,000 and 5% of amounts in excess of $10,000,000. The term of finder’s fee agreement is five years.

e)

On May 11, 2010, the Company entered into an agreement with a consultant to provide services as a Senior Geological Consultant. In consideration of the foregoing the Company will pay a base compensation of $15,000 per month for the first six months, to be increased to $20,000 per month after the initial six months; eligibility of a bonus of 100,000 shares of common stock at the end of six months; and at the end of 12 months the Company will grant the consultant 300,000 stock options. On November 9, 2010, the Company issued 100,000 shares of common stock to the consultant. On October 21, 2010, the Company passed a board resolution to grant the Consultant 300,000 stock options. On November 11, 2010, the Company signed an addendum with the consultant. The addendum extended the term to three years and the Company agrees to pay $17,500 for the first 12 months and $20,000 thereafter. The Company will grant the Consultant 300,000 stock options on November 1, 2012 and 2013.

11.	Subsequent Events

	a)	On October 7, 2010, the board of directors adopted the 2010 Stock Option Plan, which provides for granting of stock options to acquire up to a total of 10,000,000 shares of common stock.

b)

On October 7, 2010, the Company entered into a consulting agreement with Misac Noubar Nabighian to provide geophysical data processing, geophysical data interpretation services to the Company in consideration for:

i.

granting the Consultant an option to acquire 120,000 shares of common stock of the Company pursuant to the terms of the Company’s 2010 Stock Option Plan, at an exercise price of $0.29 per share, exercisable until October 7, 2013 and vesting immediately;

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010
(Expressed in US dollars)
(Unaudited)

11.	Subsequent Events (continued)

ii.	paying the Consultant 0.5% of the net proceeds from the sale of any mining properties;

iii.

granting the Consultant a royalty on producing properties as follows: (a) $1.00 per ounce of gold produced or 0.25% of net smelter returns (as such term is defined in the Agreement), whichever is greater, and (b) 0.25% of net smelter returns for all other commercial production.

The agreement is for a term of 36 months and may be renewed at the option of the Company upon 30 days written notice.

c)

On October 7, 2010, the board of directors approved a proposal to amend the articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 250,000,000 shares. This increase is subject to shareholders’ approval.

d)

On October 18, 2010, the Company signed debt settlement and subscription agreement with a consultant to settle a consulting fee of $54,275 for geological and business development services provided. According to the agreement, the Company shall issue 217,100 restricted shares of common stock at $0.25 to settle outstanding balance.

e)

On October 21, 2010, the Company passed a resolution to grant 3,580,000 stock options to six directors and officers, and 500,000 stock options to a senior geological consultant at an exercise price of $0.45 per share which will expire on October 21, 2013. All stock options are non-qualified and vested immediately.

f)	On October 26, 2010, the Company paid 40% of the Second Secondary payment of approximately $189,862 due on October 24, 2010 (see Note 7(d)).

g)	On November 9, 2010, the Company issued 4,790,700 units pursuant to the private placement completed on September 7, 2010 as described in Note 8(a).

h)	On November 09, 2010, the Company issued 100,000 shares of common stock to a consultant (see Note10 (e)).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  risks and uncertainties relating to the interpretation of sampling results, the geology, grade and continuity of mineral deposits;
  risks and uncertainties that results of initial sampling and mapping will not be consistent with our expectations;
  mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;
  the potential for delays in exploration activities;
  risks related to the inherent uncertainty of cost estimates and the potential for unexpected costs and expenses;
  risks related to commodity price fluctuations;
  the uncertainty of profitability based upon our limited history;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration project;
  risks related to environmental regulation and liability;
  risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
  risks related to tax assessments;
  political and regulatory risks associated with mining development and exploration; and
  other risks and uncertainties related to our mineral property and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Lake Victoria” mean Lake Victoria Mining Company, Inc., and our wholly owned subsidiaries Kilimanjaro Mining Company, Inc. and Lake Victoria Resources (T) Limited, , unless otherwise indicated.

Recent Corporate Developments

Since the commencement of our second quarter ended September 30, 2010, we experienced the following significant corporate developments:

1.

On September 7, 2010 we completed a private placement of 4,790,700 Units for gross proceeds of $1,077,907.50. Each Unit consisted of: (i) one share of common stock, (ii) one warrant to purchase an additional share of common stock at a an exercise price of $0.40 until August 13, 2013, and (iii) one warrant to purchase an additional share of common stock at a an exercise price of $0.60 until August 13, 2013. The warrants are redeemable by Lake Victoria upon twenty days written notice to the warrant holder. If the redeemable warrants are not exercised within 20 days of being called by us, the same will terminate and may not be exercised thereafter. Of the 4,790,700 Units issued by us, 800,000 were issued pursuant to Regulation S of the Securities Act of 1933 to three subscribers that represented that they were not a US person as that term is described in Regulation S. 3,990,700 Units were issued to 22 U.S. subscribers pursuant to Rule 506 of Regulation D the Securities Act of 1933.

2.

On September 30, 2010, we dismissed BehlerMick PS as our principal independent accountant. On October 6, 2010, we engaged Manning Elliott LLP as our principal independent accountant. During the Company’s fiscal years ended March 31, 2009 and March 31, 2010 and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with BehelerMick PS on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreement(s), if not resolved to the satisfaction of BehelerMick PS, would have caused BehelerMick PS to make reference to the subject matter of the disagreement(s) in connection with its report.

3.

Effective October 7, 2010, we entered into a consulting agreement with Misac Noubar Nabighian (the “Consultant”) to provide geophysical data processing, geophysical data interpretation services (the “Services”) to the Company in connection with certain of our mining properties in consideration of which we agreed to: (i) grant the Consultant an option to acquire 120,000 shares of common stock of the Company pursuant to the terms of the Company’s 2010 Stock Option Plan, at an exercise price of $0.29 per share, exercisable until October 7, 2013 and vesting immediately; (ii) pay the Consultant 0.5% of the net proceeds (as further defined in the agreement) from the sale of any mining properties for which the services of the Consultant have been engaged, including any joint venture properties or producing properties, that the Company has a beneficial interest in and in (as further set out in the Agreement); (iii) grant the Consultant a royalty on producing properties as follows: (a) $1.00 per ounce of gold produced or 0.25% of net smelter returns (as such term is defined in the Agreement), whichever is greater, and (b) 0.25% of net smelter returns for all other commercial production; (iv) pay all of the Consultant’s travel expenses and other expenditures incurred in providing the Services. The agreement is for a term of 36 months and may be renewed at the option of the Company upon 30 days written notice.

4.

Effective October 7, 2010, we appointed David Kalenuik as the Company’s President and Chief Executive Officer and a director of the Company and Ming Zhu as the Chief Financial Officer of the Company. Mr. Kalenuik and Mr. Zhu were appointed to fill the vacancies following Roger Newell’s resignation as our President, Chief Executive Officer and Chief Financial Officer of the Company. Mr. Newell has been appointed as Chairman of the Board and continues to serve on the Company’s board. Mr. Newell’s resignation as President, Chief Executive Officer and Chief Financial Officer was not as a result of any disagreement with the Company’s operations, policies or practices.

5.

On October 7, 2010, the Board of Directors of the Company adopted the 2010 Stock Option Plan (the "2010 Plan"). The purpose of the 2010 Plan is to retain the services of directors, officers, valued key employees and consultants of the Company and such other persons as the plan administrator selects, and to encourage such persons to acquire a greater proprietary interest in our company, thereby strengthening their incentive to achieve the objectives of the Company’s stockholders, and to serve as an aid and inducement in the hiring of new employees. The 2010 Plan provides for the granting of incentive stock options or non- qualified stock options (the "Benefits"). A maximum of 10,000,000 shares of common stock are reserved and available for issuance under the 2010 Plan, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change. The 2010 Plan will be administered by the committee (the "Committee") appointed by the Board, which determines the term and provisions of the Benefits. The 2010 Plan contains provisions for equitable adjustment of the Benefits in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse stock split, split up, spinoff, combination of shares, exchange of shares, dividends in kind or other like change in capital structure or distribution (other than normal cash dividends) to stockholders of the Company. The Committee may amend, suspend or terminate the 2010 Plan at any time.

6.

On October 16, 2010 we entered into a debt settlement with a consultant pursuant to which we settled an outstanding debt of $54,275 by issuing 217,100 shares of the Company. The debt related to amounts owed for certain geological services provided by the consultant to the Company in connection with the Company’s mineral project in Tanzania. The shares were issued to the consultant pursuant to Rule 506 of Regulation D the Securities Act of 1933.

7.

On October 21, 2010 we granted an aggregate of 4,080,000 options at an exercise price of $0.45 for a term of three years to our directors, officers and certain consultants. The options vest immediately.

8.

By November, 2010 we received all assay results from our drilling program completed at the Sambaru 1 - 5 prospect areas within the Singida-Londoni gold project, Tanzania. Also in November, 2010 the Company commenced a phase two reverse circulation drilling program at the Kinyambwiga gold project (PL4653/2007) located near the eastern side of Lake Victoria in northeastern Tanzania approximately 750 kilometers by road from the Company’s Singida-Londoni gold project. The initial planned 2,000 meter drill program is expected to test three targets at the Kunanga Prospect area which is situated in the northeastern part of the 30.89 square kilometer Kinyambwiga License. Further updates are expected to be provided as drilling progresses on the three Kunanga prospects within the large Kinyambwiga License. In the meantime, a ground magnetometer geophysical survey is underway at the Company’s nearby 72.95 square kilometer Suguti Licence (PL3966/2006) which is located about 15 kilometers north of Kinyambwiga. The Company is in the process of completing technical reports for four of its gold projects: Geita, Singida, Kinyambwiga and Kalemela. We expect that these reports will be completed within the next fiscal quarter.

9.

On November 5, 2010 we filed a consent solicitation statement seeking majority shareholder approval for our 2010 stock option plan and an amendment to our existing articles of incorporation to increase our authorized capital from 100,000,000 to 250,000,000 shares of common stock.

10.

Effective November 11, 2010 we amended our prior consulting agreement with Clive King dated May 11, 2010 with his consulting services commencing on May 1, 2010. Under the agreement Mr. King provides certain geological exploration consulting services to the Company including the preparation of exploration strategies and their budgets. The planning, organizing, training and implementation of all geological exploration programs and technical reporting for all of our prospective mineral resource properties. Pursuant to the terms of the amendment agreement Mr. King agreed to extend the term of the agreement for an additional three years in consideration of which we agreed to pay Mr. King a fee of $17,500 per month during the first year of extension and then $20,000 per month for each year thereafter. On November 21, 2010 we also granted Mr. King 500,000 options to purchase shares of our common stock at an exercise price per share of $0.45 and to grant 300,000 options each November 1 during the term of the agreement.

11.

On May 15, 2009, a subsidiary of the Company, Kilimanjaro Mining Company Inc., entered into a Mineral Financing Agreement with a director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area of Tanzania. The agreement was entered into as a result of certain requirements under the Tanzania Mining Act as it relates to the ability to hold title to Primary Mining Licenses. The Mining Act allows only a Tanzanian national or a Tanzanian corporation that is 100% owned by Tanzanian nationals to hold title to PMLs. As a result, the Company entered into the Mineral Financing Agreement along with a Statutory Declaration and Declaration of Trust with one of its directors (a Tanzanian National) to facilitate the optioning, exploration and purchase of the PML’s at the Singida gold project. Upon application, approval and the issuing of a Special Mining License that is comprised of two or more of the PMLs in the Singida project area, the Company will become the registered owner on title.

In September, 2009, the Company provided notification to all the PML owners involved in Singida Mineral Properties and Sale Agreements that the Company would extend their due diligence period for an additional 120 days as per 2.1.1 of the agreement upon paying again the same amount as the Initial Payment. In addition, the director completed an Addendum to the Mineral Properties and Sale Agreement that altered clause 2.1.5. On January 19, 2010, a director on behalf of the Company signed second addendums to Singida Mineral Properties Sale and Purchase agreements. The addendums revised and extended the second payment of the mineral agreements. The second payment was divided into three payments with $470,927 due on January 27, 2010, $470,927 due on July 27, 2010 and $941,854 due on January 27, 2011. On July 27, 2010, the director signed third addendums to the Singida Mineral Properties Sale and Purchase agreements on behalf of the Company. The third addendums revised the payment terms of the second addendum. Based on the revised terms, the second installment of $470,927 was divided into two payments, with $281,065 due on July 27, 2010 and $189,862 due on October 24, 2010. The Company made the payment of $281,065 on July 27, 2010, and the payment of $189,862 was paid subsequent to September 30, 2010. Although the Company has the right to relinquish one or all PMLs at any time, currently the balance of $941,854 will be due on January 27, 2011.

Our Current Business

We are an exploration stage corporation focused on acquiring, exploring and developing gold deposits in the Lake Victoria Greenstone Belt in Tanzania, East Africa. We hold eight prospective gold projects, consisting of 37 Prospecting Licenses (PLs) and 84 Primary Mining Licenses (PMLs) and five uranium projects consisting of 10 Prospecting and Reconnaissance Licenses, within its Tanzania property portfolio, covering approximately 6,368 square kilometers (1,573,784 acres). We carry out our business by acquiring, exploring and evaluating mineral properties through our ongoing exploration program. Following exploration, we intend to either seek to advance them to a commercially feasible mining stage, enter joint ventures to further develop these properties or dispose of them if the properties do not meet our requirements. Our properties are all early stage exploration properties. Within our mineral exploration land in Tanzania our focus is primarily on gold and uranium mineralized targets.

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

2010 Exploration Program Results

During fiscal 2010, our exploration continued to be primarily focused on the Singida gold project and on advancing the Kinyambwiga license within the Musoma Bunda Project. In addition, reconnaissance visits were made to several of our other gold projects and their prospecting licenses, which include Suguti (Musoma Bunda Project), Buhemba Project, Uyowa Project, Tarime North Mara Project, North Mara Nyabigena East Project and Kubiasi-Kiserya Project, all in preparation for the initial exploration programs that will be commenced on these projects. The following provides an update of the exploration activities that were conducted during this reporting period on the Singida gold project and the Kinyambwiga PL4653/2007 (Musoma Bunda Project).

Singida-Londoni gold project: The Singida Gold Project is located in central Tanzania and lies about 600 kilometers south of the city of Mwanza and approximately 90 kilometers south-southeast of the Regional government and commercial town center of Singida. Access from the town of Singida to the project is south over the main paved road to the village of Ikungi, and then easterly over an all-weather gravel road for a distance of about 70 kilometers to the village of Londoni. During the wet season, access within the project area requires 4WD vehicles. The property covers an area of about 6 square kilometers in QDS (Quadrangle) number 123/3 for Londoni Village.

During June 2010, a soil sampling survey was completed across the Singida-Londoni license area in which 534 samples, including 28 quality control blank samples, were collected and submitted to the SGS Laboratory, Mwanza for gold and arsenic determination by Aqua Regia. Samples were collected on 400 meter spaced north-south grid lines at intervals of 50 meters and at a depth of 30 centimeters. Additional detailed mapping of the geology and locations of the artisanal workings was also carried out on a scale of 1:2000.

The soil sample results, besides indicating areas of known artisanal mining, have formed broad, gold-in-soil anomalies. These gold anomalies occur over the areas from which previous electrically induced polarization (IP) geophysical profiling has identified a number of underground resistive bodies, believed to represent gold-bearing quartz veins beneath the surface. The five gold targets, referred to as Sambaru 1 to 5 have surface strike lengths varying between 200 to 600 meters. In addition to assaying for gold, all of the soil samples were tested for arsenic. Arsenic in soil samples can often be a "pathfinder" element for gold when gold itself is not measurably present at surface. In addition to identifying the five targets, the compiled assay results have defined a large arsenic anomaly that is located within the central to northwestern part of the license area and encompasses the Sambaru 4 target, decreasing in intensity towards Sambaru 5 in the northwest corner of the license. Noteworthy is that four IP profile lines, undertaken across the recently identified arsenic anomaly, have indicated at least 8 sub-surface, resistive bodies, thought to be gold-bearing quartz veins, across a surface width of 350 meters.

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

In August, 2010 we commenced a reverse circulation drill program, amounting to 6420 meters across 5 artisanal sites at the Singida-Londoni gold project, that completed in late October, 2010. Sampling of the drill samples was monitored and supervised by the on site Qualified Person* according to best practices acceptable by industry standards. A total of 3028 samples, including 476 quality control samples comprising of Blanks, Commercial Standards and duplicates. Analytical work was carried out at the independent SGS Laboratories in Mwanza, Tanzania. The drill samples were subject to full sample preparation followed by a 50 gram fire assay with an AA finish. Blanks (5%), commercial standards (5%) and duplicates (5%) were used in each sample batch of 20 samples to monitor laboratory performance during the analysis. By November, 2010 we had received all of the final drill assay results.

Figure 1. Distribution of all assay values (excluding QA-QC) samples at the Singida-Londoni gold project.

* This data set includes all 1 meter and 4 meter composite samples.

Composite sampling across barren intercepts, devoid of sulphide or gold mineralisation, was done to save costs on assaying as well as to reduce the number of samples having to be transported to the Laboratory. Any 4-meter composite sample that returned a gold grade of >1 ppm gold was re-sampled on 1-meter intervals. The 1-meter sample rejects stored at the camp were retrieved and the sample split using the Gilson splitter to a 1kilogram sample. This sample was then submitted to the Lab for analysis. The results replaced the 4-meter composite sample in the database.

Drilling targeted the areas beneath 5 artisanal mining sites. Mineralisation is confined to narrow and discrete, vertical to sub-vertical shear zones with little wall rock alteration, other than magnetite being noted from the pan. Magnetite is often present in the wall rocks decreasing in abundance within zones of arsenopyrite mineralisation. The distribution of assay values is shown in Figure 1. The majority (94%) of all assay results returned values of <0.5ppm gold. Only results >0.5ppm have been reported in the Assay summary table (Table 1).

Sample Collection: Samples were collected every meter. Each sample was homogenised as well as reduced in size by passing the sample through a 3-way splitter. The smaller fraction was further split using a Gilson splitter to a 1.250 -kilogram size sample. The reject was sealed and packed into rice sacks for storage at the field camp. Contamination at both splitters was reduced by brushing or blowing compressed air after each sample run. Composite samples were prepared based on the results of the panned sample at site. Where no visible arsenopyrite or gold was noted in the pan, a 4-meter sample interval was composited by equal weight. A 250-gram representative sample was collected and weighed from each 1-meter sample by using a plastic scoop. This procedure was done for each 1-meter consecutive sample across a 4-meter interval in order to obtain a 1-kilogram representative sample, which was then submitted for analysis. Where visible sulphides, gold or zones of intense oxidation and increased silicification are present, the sample interval remained at 1 meter.

Each hole drilled was sampled from the collar to the end of the hole. However, where the upper 2 meters consisted of rock waste from the artisanal mining, no sample was collected for analysis.

Table 1. Summary of intersections at five Sambaru Prospects, Singida-Londoni gold project.

Hole No.	Section	*North	*East	Azimuth	Declin.	From	To	Interval	Grade
		Co-ord	Co-ord	(deg)	(deg)	(m)	(m)	(m)	Au g/t
Sambaru 1
SGRC0075	500W	728892	9411318	40	-50	47	48	1	1.23
SGRC0076	420W	728944	9411250	40	-50	34	35	1	1.21
					and	56	57	1	7.43
Sambaru 2
SGRC0060	2020W	727477	9411978	40	-50	34	42	8	6.81
(including 2 meter @ 21.1g/t Au)
SGRC0061	2020W	727457	9411940	40	-50	26	37	11	3.60
(including 1 meter @ 13.90g/t Au)
					and	42	52	10	1.30
SGRC0062	2020W	727429	9411906	40	-50	83	93	10	1.41
					and	100	102	2	1.15
SGRC0067	2180W	727335	9412036	40	-55	46	50	4	1.86
SGRC0068	2180W	727311	9412010	40	-55	7	10	3	2.96
					and	14	15	1	2.55
SGRC0069	2180W	727325	9412022	40	-65	8	9	1	2.27
					and	57	61	4	2.97
SGRC0071	1940W	727500	9411867	40	-55	73	81	8	3.09
(including 1 meter @ 16.40g/t Au)
					and	102	105	3	1.10
SGRC0072	2180W	727591	9411860	40	-50	25	27	2	1.31
					and	48	49	1	2.65
Sambaru 3
SGRC0004	2580W	9412284	727015	40	-55	2	7	5	4.14
SGRC0008	2500W	9412254	727088	40	-60	31	38	7	1.78
					and	44	65	21	1.15
					and	75	78	3	2.17
(including 1 meter @ 5.39g/t Au)
					and	82	87	5	1.56
SGRC0014	2660W	9412336	726950	40	-55	58	59	1	23.6
SGRC0078	2540W	727082	9412312	220	-50	11	13	2	1.00
					and	23	37	14	2.71
					and	53	54	2	2.03
SGRC0079	2460W	727189	9412302	220	-50	64	66	2	1.11
					and	70	72	2	5.23
					and	80	81	1	1.80
Sambaru 4
SGRC0019	3520W	9412796	726195	40	-55	11	13	2	0.88
SGRC0023	3760W	9413004	726056	40	-55	53	63	10	1.14
					and	69	70	1	7.19
SGRC0041	3760W	9413070	726115	220	-50	24	26	2	0.9
SGRC0041					and	71	83	12	2.81
(including 1 meter @ 18.10g/t Au)
SGRC0024	3840W	9413066	726003	40	-55	67	71	4	13.91

Hole No.	Section	*North	*East	Azimuth	Declin.	From	To	Interval	Grade
		Co-ord	Co-ord	(deg)	(deg)	(m)	(m)	(m)	Au g/t
(including 1 meter @ 37.30g/t Au)
SGRC0043	3840W	9413150	726066	220	-50	73	74	1	6.33
SGRC0025	3920W	9413146	725978	40	-55	41	45	4	3.85
(including 1 meter @ 10.20g/t Au)
SGRC0045	3020W	9412490	726620	220	-55	86	88	2	3.22
SGRC0046	3140W	9412524	726485	40	-50	32	36	4	2.01
Sambaru 5
SGRC0039	4640W	9413876	725625	40	-55	52	54	2	16.8
(including 1 meter @ 22.10g/t Au)

* Datum Arc 1960
Notes:
*34.286 grams of gold/metric tonne = 1 Troy ounce of gold/short ton;
* g/t = grams/metric ton; Au is the chemical symbol for gold.
* The mineralized interval represents the drill hole intercept and is not the true horizontal width of the mineralized structure.
* Qualified Person: CHM King, registered with the South African Council of Natural Scientific Professions (Pr.Sci.Nat Reg. No. 400065/09) has over 30 years experience in base and precious metal exploration.

Sambaru 1
Results from Sambaru 1, located on the Singida Plains in the southeastern corner of the License, indicate that the main gold mineralization occurs as a single narrow quartz vein which has been targeted by the small scale miners. The best grade (7.43g/t gold over 1 meter) is associated with disseminated arsenopyrite within a massive porphyritic diorite which is intersected in the central part of the small scale mine workings. Although the vein appears to pinch out towards the east, drilling along the western fence indicates that it may continue out under the soil cover of the Singida Plain.

Sambaru 2
Results indicate that the main zone of gold mineralization occurs along Section 2020W, in the central part of the Sambaru 2 prospect. The gold mineralization is present within three vertical lenses in which significant amounts of arsenopyrite together with visible gold was reported from on site panning. Intercepts of 10 to 11 meters have returned gold grades of 3.60 g/t and 1.30 g/t gold across the two main lenses, whereas the third lens, located some 30 meters to the northeast intersected 6.81g/t gold over 8 meters. This lens, possibly representing a shallow sub-vertical mineralized zone, was not encountered in the borehole drilled 40 meters beneath the intercept.

The two main lenses have been intersected 80 meters to the southeast on Section 1940W at a depth of 60-80 meters below the surface. Grades of 3.09 g/t and 1.1g/t gold over 8 meters and 3 meters respectively are reported. The spatial position of these intercepts relative to the intersections encountered on Section 2020W suggests that the lenses plunge to the southwest.

Northwest of Section 2020W, the two main gold lenses appear to pinch out and only re-appear again 160 meters further to the northwest on Section 2180W where they narrow to 4 meter wide intercepts having gold grades of 2.97 g/t and 1.86 g/t.

Overall, the mineral lenses occur across a strike length of some 250 meters and although they appear to narrow, they are open to the northwest. However, drilling on 80 meter spaced sections to the southeast failed to encounter any significant mineralization beneath the 300 meter strike length of the 2 zones of small scale workings. This area was reported to consist of a number of discrete and oxidized shear zones and although mineralization was expected, the assay results reflect low gold values.

Sambaru 3
At Sambaru 3, at least four mineralized zones have been intercepted on one drill fence. These four zones have been partly traced to the corresponding drill fences over a strike length of about 160 meters. The two infill boreholes, drilled on either side of Section 2500W at the Sambaru 3 prospect area, returned corresponding gold grades to the observed panned samples. The borehole, collared 40 meters to the west of Section 2500W and drilled at an inclination of -50o to the southeast, intersected 2.71 g/t gold over 14 meters in the upper part of the hole. The 2nd borehole, collared east of Section 2500W, aimed at testing the interpolated south-westerly plunge of the mineral lens returned a number of 2 meter wide intercepts at a down-hole depth of 60 to 80 meters suggesting the possibility of a south-westerly plunging mineral shoot. Further drilling is required to explore the down-dip extension of this mineral zone.

Sambaru 4
At Sambaru 4, drill results from immediately west of the active artisanal mine area indicate that the main 2 to 4 meter wide artisanal mining zone averaging 2.41g/t Au has now been traced for some 120 meters along strike. This main zone appears to also be present along strike to the northwest at a distance of about 620 meters within the central part of Sambaru 4. Drilling has also traced two additional mineralized zones along a strike distance of about 160 meters. The best intersection of 37.30g/t Au over 1 meter was within in a 4 meter wide, massive arsenopyrite gold-bearing sulphide zone that averaged 13.91 g/t Au within the central Sambaru 4 target area.

Sambaru 5
At Sambaru 5, in the northwestern part of the license area, one borehole averaged 16.80 g/t Au over 2 meters within a narrow zone of arsenopyrite. The mineralized intercepts in Sambaru 3, 4 and 5 occur less than 70 meters below surface.

This successfully concludes the first phase of drilling on the Singida-Londoni gold project. Mineralized intercepts were encountered at all 5 targets

Based on the results from drilling, magnetite was found to be a prominent mineral present in the wall rocks to zones of increased arsenopyrite and gold mineralisation. Earlier, detailed ground magnetometer survey across the license area, clearly delineated narrow zones of limited strike length of intense magnetisation parallel to the regional northwest to south-east trending shear fabric of the Singida shear “ corridor”. The main artisanal workings lie contiguous to the south-western magnetic trend. Detailed soil sampling on 50 meter spaced north-south traverses, at a sample interval of 25 meters is planned across 16 magnetic targets in the shear “corridor” within the confines of the license. A total of 530 samples are expected to be collected.

Mapping and select sampling of the Banded Iron Formation forming the northeast boundary of the shear “corridor” is to be investigated.

Continuity of these mineralised and structural zones between sections as well as between surface and borehole intercepts is reasonably good considering that the drill fence spacing is at 80 meters. Grades, however, may vary significantly depending upon the intensity of arsenopyrite mineralisation in each of the intercepts. Infill drilling on 40 meter and possibly 20 meter spaced sections will be required to further delineate the mineral lenses prior to being able to establish, with confidence, an indicated resource. An assessment of the initial drilling results combined with the current soil sampling and mapping will determine the next phase of exploration at these targets.

Kinyambwiga - Musoma Bunda gold project

Kinyambwiga PL4653/2007 covers an area of 30.89 square kilometers in quadrangle QDS23/1 and contains within it twenty-four (24) Primary Mining Licenses (PMLs) that were originally purchased outright by Geo Can Resources Company Limited (Geo Can) and are titled and held in trust in the name of a common director of Geo Can and Lake Victoria Mining Company, Inc.

Exploration conducted during June 2010 was focused at extending the strike length of the prospect by undertaking:

  Gridding and Regolith Mapping over the entire license area.
  A geophysical gradient induced polarization (IP) survey, along 200 meter spaced north south traverses across the entire prospecting license, that commenced in June, and that has been completed. A total of 72 line-kilometers have been surveyed, covering an area of approximately 30 square kilometres.
  Follow-up detailed Schlumberger geophysical profiling across the Kunanga Prospects, located in the northeast part of the Kinyambwiga license, has been completed. A total of 17 north-south traverses of 300 to 400 meters in length has been undertaken on three target areas within the Kunanga Prospect.

  Detailed mapping of the Kunanga Prospect on 1:2000 scale has been completed.

Kunanga 1

  Previous trenching at the Kunanga Prospect outlined the existence of at least five, shear hosted, narrow gold bearing quartz veins. These veins, which trend east-northeast and west-southwest, have been partly exposed by artisanal mining along a strike length of about 300 meters. The latest phase of trenching involved re-opening of a number of the previously in-filled trenches as well as excavating a number of new trenches.
  A total of 21 trenches of which 254 metres and 382 meters of new and re-opened trenches respectively, were excavated.
  Results have established the existence of at least 2 main shear hosted, narrow gold bearing quartz veins that “pinch and swell” along a known strike length of 350 meters. These veins are spaced approximately 15 to 20 meters apart.
  Geophysics
  Follow-up geophysical surveying, using the Schlumberger geophysical profiling method, along north-south traverses across the exposed quartz vein was undertaken to secure a geophysical signature of the structure. The survey was then extended out along strike of the quartz veins with the aim of tracing the structure beneath the soil covered plain.

Kunanga 2

  Located some 500 metres north of the artisanal workings of Kunanga 1, this target is comprised of a single artisanal shaft of +20 meters deep that lies along a northeast-southwest trending IP anomaly. Quartz float was observed in the cultivated field some 500 meters along strike to the northeast from the artisanal shaft.
  Schlumberger geophysical profiling revealed a distinct chargeability anomaly from the area of quartz float on the eastern side of the prospect.
  Although a single north-south trench of 100 metrers in length was undertaken across the field, results were inconclusive due to the intense surface weathering of the underlying granite.

Kunanga 3

  Located 1000 meters north from Kunanga 1, is an area of 200 meters by 100 meters of artisanal surface workings.
  Previous reverse circulation drilling on the northern side of the workings failed to encounter any significant mineralisation. However a single RAB hole drilled in the central to southern part of the artisanal workings returned 2.06 g/t gold over 9 meters.
  Schlumberger profiling suggests that the area lies at the intersection of an east-northeast and north-west structure, similar to the IP pattern observed at Kunanga 1.

A 2000 meter Reverse circulation drill program commenced in November, 2010 and is currently in progress. The program is aimed at:

  Infilling and extending the strike length of the main shear hosted quartz vein at Kunanga 1.
  Test the northeast-southwest trending Schlumberger chargeability anomaly that coincides with an artisanal shaft at Kunanga 2, located some 500 meters to the north of Kunanga 1.
  Test the artisanal workings at Kunanga 3, located 1 kilometer to the north from Kanunga 1.

Acquisition of Primary Mining Licenses in Singida, Tanzania

On May 15, 2009, a subsidiary of the Company, Kilimanjaro Mining Company Inc., entered into a Mineral Financing Agreement with a director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area of Tanzania. The agreement was entered into as a result of certain requirements under the Tanzania Mining Act as it relates to ability to hold title to Primary Mining Licenses (PMLs). The Mining Act allows only a Tanzanian national or a Tanzanian corporation that is 100% owned by Tanzanian nationals to hold title to PMLs. As a result the Company entered into the Mineral Financing Agreement along with a Statutory Declaration and Declaration of Trust with one of its directors (a Tanzanian National) to facilitate the optioning, exploration and purchase of the PML’s at the Singida gold project. Upon application, approval and the issuing of a Special Mining License that is comprised of two or more of the PMLs in the Singida project area, the Company will become the registered owner on title.

In September, 2009, the Company provided notification to all the PML owners involved in Singida Mineral Properties and Sales Agreements that the Company would extend their due diligence period for an additional 120 days as per 2.1.1 of the agreement upon paying again the same amount as the Initial Payment. In addition, the director completed an Addendum to the Mineral Properties and Sales Agreement that altered clause 2.1.5. On October 27, 2009, an amended Mineral Financing Agreement was signed between the director (a Tanzanian national) and the Company. On January 19, 2010, a director on behalf of the Company signed second addendums to Singida Mineral Properties Sale and Purchase agreements. The addendums revised and extended the second payment of the mineral agreements. The second payment was divided into three payments with $470,927 due on January 27, 2010, $470,927 due on July 27, 2010 and $941,854 due on January 27, 2011. On July 27, 2010, the director signed third addendums to the Singida Mineral Properties Sale and Purchase agreements on behalf of the Company. The third addendums revised the payment terms of the second addendum. Based on the revised terms, the second installment of $470,927 was divided into two payments, with $281,065 due on July 27, 2010 and $189,862 due on October 24, 2010. The Company made the payment of $281,065 on July 27, 2010, and the payment of $189,862 was paid subsequent to September 30, 2010. Although the Company has the right to relinquish one or all PMLs at any time, currently the balance of $941,854 will be due on January 27, 2011. As of September 30, 2010, the Company through its director have entered into Mineral Properties Sale and Purchase agreements with various PML owners. The Company has acquired 100% of 23 PML agreements. The Company has the option to acquire 37 additional and different PMLs in the Singida area. Under the terms of these agreements, if the option to purchase is completed on all these PMLs, then the total purchase consideration would be $7,029,404, payable by February 24, 2013. Pursuant to the Mineral Financing Agreement, the Company has made payments of $965,630 in fiscal 2010 and $281,065 in fiscal 2011.

General

The following is a discussion and analysis of our plan of operation for the three and six month period ended September 30, 2010, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Plan of Operation

As of September 30, 2010, we had working capital of approximately $859,000. We plan to spend approximately $186,500 for our property acquisitions and $1.3 million for exploration activities through 2010, with work being conducted on several projects including soil sampling, trenching and drilling. We will need to raise additional funds to finance the exploration activities on our projects. There is no assurance that such financing would be available at this time.

Our estimated expenses over the next twelve months are as follows:

Cash Requirements during the Next Twelve Months

Expense	($)
Property acquisition and holding costs	1,037,000
Exploration expenses	2,311,000
Professional fee	488,000
General and administration fee	846,000
Total	4,682,000

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

As of November, 2010 we received all assay results from our drilling program completed at the Sambaru 1 - 5 prospect areas within the Singida-Londoni gold project, Tanzania. Also in November, 2010 the Company commenced a phase two reverse circulation drilling program at the Kinyambwiga gold project (PL4653/2007) located near the eastern side of Lake Victoria in northeastern Tanzania approximately 750 kilometers by road from the Company’s Singida-Londoni gold project. The initial planned 2,000 meter drill program is expected to test three targets at the Kunanga Prospect area which is situated in the northeastern part of the 30.89 square kilometer Kinyambwiga License. Further updates are expected to be provided as drilling progresses on the three Kunanga prospects within the large Kinyambwiga License. In the meantime, a ground magnetometer geophysical survey is underway at the Company’s nearby 72.95 square kilometer Suguti Licence (PL3966/2006) which is located about 15 kilometers north of Kinyambwiga. The Company is in the process of completing technical reports for four of its gold projects: Geita, Singida, Kinyambwiga and Kalemela. We expect that these reports will be completed within the next fiscal quarter.

Our exploration objective is to find an economic mineral body containing gold. Our success depends upon finding mineralized material. This includes a determination by our contracted consultants and professional staff whether the property contains resources and/or reserves. Mineralized material is a mineralized body, which has been delineated by appropriately spaced drilling or underground sampling to support sufficient tonnage and average percentage grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do so or because it is not economically feasible to do so, we will cease operations or seek other properties.

In addition, we may not have enough money to complete exploration of our properties. If we have not raised enough money to complete our exploration program, we will try to raise additional funds from another equity or debt offering or rely on loans from shareholders. As of the date of this quarterly report the Company is seeking further funding but there is no assurance that we will be successful. If we require additional funds and are unable to raise the required amounts, we will have to suspend or cease operations until we succeed in raising the additional funds.

RESULTS OF OPERATIONS

Three and Six Month Summary

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$-	$-	$-	$-
Expenses	(1,024,814)	(1,149,207)	(1,550,803)	(5,109,996)
Other income (expenses)	1,251	136	618	10,210
Net Loss	$(1,023,563)	$(1,149,343)	$(1,550,185)	$(5,099,777)

Revenue

We had no operating revenues for the three and six month periods ended September 30, 2010 and 2009. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations.

Operating Costs and Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2010	2009	2010	2009
General and administrative expenses	$119,281	$29,958	$174,503	$76,525

Amortization and depreciation expenses	5,810	765	11,586	1,447
Impairment of mineral property
Acquisition costs	281,065	115,482	281,065	3,115,463
Exploration costs	377,947	527,643	482,401	643,936
Professional fees	187,789	414,649	500,105	1,047,236
Management and director fees	28,500	28,500	60,000	179,017
Travel and accommodation	24,422	32,210	41,143	46,368
Total Expenses	$1,024,814	$1,149,207	$1,550,803	$5,109,991

General and Administrative Expenses

The $89,323 increase in our general and administrative expenses for the three month period ended September 30, 2010 as compared to the same period in fiscal 2009 was primarily due to an increase in expenses from new subsidiary in Tanzania and expenses for promotion and investor relations.

The $97,978 increase in our general and administrative expenses for the six month period ended September 30, 2010 as compared to the same period in fiscal 2009 was primarily due to an increase in expenses from new subsidiary in Tanzania and expenses for promotion and investor relations.

The Company has, through its subsidiary Kilimanjaro Mining Company, advanced funds to Geo Can Resources Company Limited (“Geo Can”). The advances bear no interest, are unsecured and are due on demand. The unencumbered funds advanced to Geo Can would be refundable to the Company. The advances as of September 30, 2010 and 2009 have not been offset against payables nor had any encumbrances been reported to the Company. As of September 30, 2010 and March 31, 2010, the Company advanced $449,043 to Geo Can through direct payment to some contracted suppliers of Geo Can which included service invoices for drilling, technical consulting, property rentals, geophysical equipment repairs and loans.

Prior to incorporation of the Company’s wholly-owned subsidiary in Tanzania, Lake Victoria Resources (T) Limited, and prior to the completion of the share exchange agreement with Kilimanjaro, Lake Victoria entered into option agreements with Geo Can. According to the terms of the option agreements the Company was required to perform geological exploration of the optioned properties and subsequently it contracted with Geo Can, a related company with shared common directors, to perform exploration services on all of these properties. As of September 30, 2010 and March 31, 2010, the Company owed $620,523 and $700,523, respectively, to Geo Can for exploration services that it had provided primarily on the Kalemela project licenses PL2747, 2910 and 3006; Geita project license PL2806 and Kinyambwiga project license PL4653. The outstanding amounts are non-interest bearing, unsecured and due on demand.

Since November, 2009 the Company has used its wholly owned subsidiary Lake Victoria Resources (T) Limited to perform all exploration and contracting within Tanzania. Geo Can, a Tanzania corporation, was initially founded by three common directors of the Company to identify prospective mineral properties in Tanzania. Through time Geo Can had acquired a portfolio of prospective licenses. On May 4, 2009, Kilimanjaro completed a Property Purchase Agreement with Geo Can. Under the terms of the agreement Kilimanjaro acquired 100% interests of the mineral property assets of Geo Can, which included 33 gold prospecting licenses and 13 uranium licenses. Prior to the closing of the Property Purchase Agreement between Geo Can and Kilimanjaro, Geo Can had entered into Option to Purchase Property agreements, regarding some of its resource properties, with Lake Victoria. As of the execution of the Property Purchase Agreement, May 5, 2009, Geo Can no longer had any interest in those prior property agreements with Lake Victoria. As of the date of this quarterly report, Geo Can holds property titles in trust for Kilimanjaro as the sole Beneficiary, in accordance with the terms of the Statutory Declaration, Declaration of Trust and Release dated July 23, 2009. Geo Can will act on the direction of Kilimanjaro as the Beneficiary to transfer the title or interest to the Beneficiary or as directed by the Beneficiary.

Liquidity and Capital Resources

Working Capital

	September 30, 2010	March 31, 2010
Current Assets	$1,801,172	$1,458,668
Current Liabilities	996,582	890,919
Working Capital	$804,590	$567,749

Cash Flows

	Six Months Ended	Six Months Ended
	September 30, 2010	September 30, 2009
Cash used in Operating Activities	$(1,112,994)	$348,744
Cash provided by Investing Activities	(283,187)	(1,309,398)
Cash provided by Financing Activities	1,708,138	490,720
Net Increase (Decrease) in Cash	$311,957	$(469,934)

We had a cash balance of $1,267,358 and working capital of $858,864 as of September 30, 2010 compared to cash of $955,401 and working capital of $567,749 as of March 31, 2010. We anticipate that we will incur approximately $4,682,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended March 31, 2010 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2010, we had cash of $1,267,358 and we estimate that we will require approximately $4,682,000 for costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the March 31, 2010 and 2009 consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We had a cash balance of $1,267,358 and working capital of $804,590 as of September 30, 2010 compared to cash of $955,401 and working capital of $567,749 as of March 31, 2010 and we estimate that we will require approximately $4,682,000 for costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We intend to raise additional funds from another equity offering or loans. At the present time, we are attempting to raise additional money, but there is no assurance that we will be successful. If we need additional funds and are unable to raise them, we will have to suspend or cease operations until we succeed in raising additional funds.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Risks And Uncertainties

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Risks Associated with Mining

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

Despite exploration work on our mineral properties, we have not established that any of them contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the Securities and Exchange Commission’s Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any ‘reserve’ and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labour standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

Our business activities are conducted in Tanzania.

Our mineral exploration activities in Tanzania may be affected in varying degrees by political stability and government regulations relating to the mining industry and foreign investment in that country. The government of Tanzania may institute regulatory policies that adversely affect the exploration and development (if any) of the Company’s properties. Any changes in regulations or shifts in political conditions in this country are beyond the control of the Company and may adversely affect its business. Investors should assess the political and regulatory risks related to the Company’s foreign country investments. Our operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, foreign exchange controls, income taxes, expropriation of property, environmental legislation and mine safety.

We may not have clear title to our properties.

Acquisition of title to mineral properties is a very detailed and time-consuming process, and the Company’s title to its properties may be affected by prior unregistered agreements or transfers, or undetected defects. Several of the Company’s prospecting licenses are currently subject to renewal by the Ministry of Energy and Minerals of Tanzania. In result, there is a risk that we may not have clear title to all our mineral property interests, or they may be subject to challenge or impugned in the future. We have exploration licenses. We do not have a license to mine any minerals or reserves whatsoever at this time on any part of our properties. Once exploration has advanced to a point where mining on one or more of our properties is feasible, we plan to apply for a mining license or licenses.

If we establish the existence of a mineral resource on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involve many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of precious and base metals such as gold, silver and copper. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral claims. If we cannot continue to acquire properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

If our costs of exploration are greater than anticipated, then we may not be able to complete the exploration program for our Tanzanian properties without additional financing, of which there is no assurance that we would be able to obtain.

We are proceeding with the initial stages of exploration on our Tanzanian properties. We are carrying out an exploration program that has been recommended by a consulting geologist. This exploration program outlines a budget for completion of the recommended exploration program. However, there is no assurance that our actual costs will not exceed the budgeted costs. Factors that could cause actual costs to exceed budgeted costs include increased prices due to competition for personnel and supplies during the exploration season, unanticipated problems in completing the exploration program and delays experienced in completing the exploration program. Increases in exploration costs could result in our not being able to carry out our exploration program without additional financing. There is no assurance that we would be able to obtain additional financing in this event.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

We are in the initial stage of exploration of our mineral property, and thus have no way to evaluate the likelihood that we will be successful in establishing commercially exploitable reserves of gold, silver or other valuable minerals on our Tanzanian properties.

The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of gold, silver or other valuable minerals in our mineral property. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. In the course of carrying out exploration of our Tanzanian properties, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all of our assets, resulting in the loss of your entire investment in our company.

Because our executive officers have limited experience in mineral exploration and do not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Our executive officers have limited experience in mineral exploration and do not have formal training as geologists or in the technical aspects of management of a mineral resource exploration company. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan for the exploration of our mineral property. With no direct training or experience in these areas, our management may not be fully aware of many of the specific requirements related to working within this industry. Our decisions and choices may not take into account standard engineering or managerial approaches mineral resource exploration companies commonly use. Consequently, the lack of training and experience of our management in this industry could result in management making decisions that could result in a reduced likelihood of our being able to locate commercially exploitable reserves on our mineral property with the result that we would not be able to achieve revenues or raise further financing to continue exploration activities. In addition, we will have to rely on the technical services of others with expertise in geological exploration in order for us to carry out our planned exploration program. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan. There is thus a higher risk that our operations, earnings and ultimate financial success could suffer irreparable harm and our business will likely fail.

Because our executive officers have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operation, causing our business to fail.

David Kalenuik our president and chief executive officer devotes approximately 100% of his working time on providing management services to us and Ming Zhu our chief financial officer devotes approximately 100% of his working time on providing management services to us. If the demands on our executive officers from their other obligations increase, they may no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

Risks Relating to Our Common Stock

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our articles of incorporation authorize the issuance of up to 100,000,000 shares of common stock with a par value of $0.00001 per share. On October 7, 2010, the board of directors approved a proposal to amend the articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 250,000,000 shares. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will reduce the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Our common stock is illiquid and shareholders may be unable to sell their shares.

There is currently a limited market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. In addition, stock prices for junior oil and gas companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations may adversely affect the trading price of our common shares.

Penny stock rules will limit the ability of our stockholders to sell their stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We are engaged in the business of identifying, acquiring, exploring and developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

Risks Related to Our Company

Our by-laws contain provisions indemnifying our officers and directors.

Our by-laws provide the indemnification of our directors and officers to the fullest extent legally permissible under the Nevada corporate law against all expenses, liability and loss reasonably incurred or suffered by him in connection with any action, suit or proceeding. Furthermore, our by-laws provide that our board of directors may cause our company to purchase and maintain insurance for our directors and officers, and we have implemented director and officer insurance coverage.

Because most of our directors and officers are residents of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our directors and officers.

Most of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company’s management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2011, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

It should be noted that while our management believes our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of internal control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

There were no changes in our internal control over financial reporting during the three month period ended September 30, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the commencement of our third quarter ended September 30, 2010, we completed the following sales of unregistered securities:

1.

Effective September 7, 2010 we completed a private placement of 4,790,700 Units for gross proceeds of $1,077,907.50. Each Unit consisted of: (i) one share of common stock, (ii) one warrant to purchase an additional share of common stock at a an exercise price of $0.40 until August 13, 2013, and (iii) one warrant to purchase an additional share of common stock at a an exercise price of $0.60 until August 13, 2013. The warrants are redeemable by Lake Victoria upon twenty (20) days written notice to the warrant holder. If the redeemable warrants are not exercised within 20 days of being called by us, the same will terminate and may not be exercised thereafter. Of the 4,790,700 Units issued by us, 800,000 were issued pursuant to Regulation S of the Securities Act of 1933 to three subscribers that represented that they were not a US person as that term is described in Regulation S. 3,990,700 Units were issued to 22 U.S. subscribers pursuant to Rule 506 of Regulation D the Securities Act of 1933. Each person being issued shares of common stock represented that they were an “accredited investor” as that term in defined in Rule 501 of Regulation D the Securities Act of 1933. Two directors of the company purchased a total of 300,000 Units for proceeds of $67,500.

2.

On October 18, 2010 we entered into a debt settlement with a consultant pursuant to which we settled an outstanding debt of $54,275 by issuing 217,100 shares of the Company. The debt related to amounts owed for certain geological services provided by the consultant to the Company in connection with the Company’s mineral project in Tanzania. The shares were issued to the consultant pursuant to Rule 506 of Regulation D the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on June 6, 2007)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on June 6, 2007)
3.3	Memorandum and Articles of Association of Lake Victoria Resources (T) Limited (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2009)
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2 filed on June 6, 2007)
4.2	Form of Warrant Certificate for Offering Completed September 7, 2010*
10.1	License (incorporated by reference from our Registration Statement on Form SB-2, filed on June 6, 2007)
10.2	Amendment to License Agreement, dated June 3, 2008 (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
10.3	Option Agreement with Geo Can Resources Company Limited (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2009)
10.4	Binding Letter Agreement with Kilimanjaro Mining Company Inc. (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2009)
10.5	Consulting Services Agreement with Stocks That Move (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2009)
10.6	Consulting Agreement with Robert Lupo (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 22, 2010)
10.7	Addendum to the Consulting Agreement with Robert Lupo (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 22, 2010)
10.8	Finder’s Fee Agreement with Robert A. Young and the RAYA Group (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2009)
10.9	Termination of the Consulting Agreement with Robert Lupo (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2010)
10.10	Consulting Agreement with Clive Howard Matthew King (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2010)
10.11	Consulting Agreement dated October 7, 2010 between the Company and Misac Noubar Nabighian (incorporated by reference from our Current Report on Form 8-K filed on October 13, 2010)
10.12	2010 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K filed on October 13, 2010)
10.13	Stock Exchange Agreement with Kilimanjaro Mining Company, Inc. and their selling shareholders (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2009)
10.14	Form of Subscription Agreement for Offering Completed September 7, 2010*
10.15	Amendment No. 1 to Consulting Agreement between the Company and Clive King dated effective November 11, 2010.*
10.16	Form of Mineral Property Sales Agreement dated May 15, 2009, July 29, 2009, August 28, 2009 and November 19, 2009 between director of the Company and the landowners listed below (collectively the “Landowners”):*

No	Owners Name
S01	Pius Joackim Game in Parenership with Mustafa Kaombwe and Msua Mkumbo
S03	Mohamed Suleimani and Partners Plus Chombo, Alfred Joakim and Heri S. Mhula
S04	Maswi Marwa In Partnership with Robert Malando, Andrew Julius Marando and Mathew Melania
S05	John Bina Wambura in Partnership with Fabiano Lango
S06	Elizabeth Shango
S07	Athuman Chiboni in Partnership with Maswi Marwa and Robert Malando
S08	Malando Maywili in Partnership with Charles Mchembe

Exhibit
Number	Description

S09	Robert Malando
S10	Raymond Athumani Munyawi
S11	Jeremia K. Lulu in Partnership with Agnes Musa, Juma Shashu, Neema Safari, Neema Tungaraza, Safari Neema Tungaraza, Safari Meema and Simon Gidazada
S12	Heri S. Mhula and partners Samweli Sumbuka, Plus Gam and Shambulingole
S13	Limbu Magambo Nyoda and Partners Saba Joseph, Bakari Kahinda
S14	Shambuli Sumbuka in Partnership with Limbu Gambo
S15	Salama Mselemu
S16	John Bina Wambura in Partnership with Bosco Sevelin Chaila; Plus Game; Saimon Jonga
S17	John Bina Wambura in Partnership with Jumanne Mtemi; Anton Gidion; Bosco Sevelin Chaila; Plus Game; Saimon Jonga
S18	Limbu Magambo in Partnership with Pous GamI and Shambuli Sumbuka
S19	Lukas Mmary in Partnership with Henry Pajero, John Bina, Massanja Game, Mwajuma Joseph, Mwita Magita and Plus Game
S20	Maswi Marwa In Partnership with Shagida malando; Marwa Marwa; Benidict Mitti and Fred Mgongo
S21	Mustafa IDD Kaombwe
S22	Mustafa IDD Kaombwe in Partnership with Mahega Malugoyi; Julias Kamana; Ramadhani Lyanga and Abas Mustafa
S23	Ramadhani Mohamed Lyanga In partnership With Mustafa Kaombwe and Bethod Njega
S24	Ales David Kajoro in partnership with Henry Ignas; Daud Peter and Julias Charles Rugiga
S25	Joel Mazemle in Partnership with Christina Mazemle, Plus Chombo and Limbu Magambo Nyoda
S26	Idd Ismail in Partnership with Bakari Abdi, Elizabeth U. Yohana, Emanuel Marco, Hamisi Ramadhan, Husein Hasan, Mnaya Hosea, and Sanane Msigalali

10.17	Form of Addendum No. 1 to Mineral Property Sales Agreement dated September 18, 2009 between the director of the Company and the Landowners*
10.18	Form of Addendum No. 2 to Mineral Property Sales Agreement dated January 18, 2010 between the director of the Company and the Landowners*
10.19	Form of Addendum No. 3 to Mineral Property Sales Agreement dated July 27, 2010 between the director of the Company and the Landowners*
10.20	Mineral Financing Agreement between the Company and the director of the Company dated October 27, 2010*
10.21	Property Purchase Agreement between Geo Can Resources Company Limited and Kilimanjaro Mining Company, Inc dated May 5, 2009*
10.22	Amendment to Mineral Financing Agreement between the Company and dated October 27, 2009*
10.23	Declaration of Trust of Geo Can Resources Company Limited dated July 23, 2009*
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.2	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
99.3	Disclosure Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE VICTORIA MINING COMPANY, INC.

By	/s/ David Kalenuik
David Kalenuik
President, Chief Executive Officer
(Principal Executive Officer)

Date:	November 22, 2010

By	/s/ Ming Zhu
Ming Zhu
Chief Financial Officer
(Principal Accounting Officer and Principal
Financial Officer)

Date:	November 22, 2010