Form 10-K/A
period 2010-03-31
Lake Victoria Mining Company, Inc.
filed 2011-01-20
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

[X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED MARCH 31, 2010

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the annual report on Form 10-K for the fiscal year ended March 31, 2010, of Lake Victoria Mining Company, Inc. (the “Company”) which was originally filed with the Securities and Exchange Commission on July 14, 2010 (the “Original Filing”) is being filed for the following purposes:

  to amend the consolidated statements of operations and the consolidated statements of cash flows included in the Company's audited financial statements with respect to the mineral property acquisition costs and make certain amendments to the notes to the audited financial statements with respect to the mineral properties accounting policy;

  to amend the disclosure under “Item 2. Properties” to include additional disclosure regarding the Company’s mineral properties to comply with Item 102 of Regulation S-K;

  to include certain disclosure regarding sales of equity securities during the reporting period that were not previously disclosed in accordance with Regulation S-K;

  to include additional disclosure regarding management and director compensation during the fiscal year ended March 31, 2010 under "Item 11. Executive Compensation" to comply with Item 402 of Regulation S-K;

  to amend Item 13. Certain Relationships and Related Transactions, and Director Independence to comply with Item 404 of Regulation S-K; and

  to provide a list of subsidiaries of the Company as an exhibit to the Form 10-K.

Other than as expressly set forth above, this Amendment does not, and does not purport to, update or restate the information in any Item of the Original Filing or reflect any events that have occurred after the Original Filing was filed. The filing of this Amendment shall not be deemed an admission that the Form 10-K, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

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

ITEM 2.           PROPERTIES.

Licenses

          The following chart (Table 1) is a complete list of each gold prospecting license that we own by project name, license number, the area of location, district of its location and the size in square kilometers. Table 2, a complete list of our uranium prospect licenses, follows the gold license list (Table 1). We own no prospecting property other than the following licenses listed on Table 1 and 2:

Table 1: Gold Projects and License List
Project	License No	Area	District	Size (SqKm)
KALEMELA
	PL 2747/2004	Magu	Magu	34.01
	PL 2910/2004	Bunda South	Bunda	37.90
	PL 3006/2005	Bunda	Bunda	56.56
	PL 5892/2009	Magu	Magu	29.67
	PL 5912/2009	Magu	Magu	56.74
	PL 5988/2009	Bunda South	Magu	38.92
				253.80

GEITA
	PL 2806/2004	Geita	Geita	21.59
	PL 5958/2009	Geita	Geita	20.85
				42.44

MUSOMA BUNDA
	PL 4511/2007	Masinono	Musoma	51.90
	PL 3966/2006	Suguti	Musoma	72.95
Kinyambwiga
	PL 4653/2007	Kinyambwiga	Musoma	30.89
	24 PML's
	1)PM0001173	Kinyambwiga	Musoma	8.36 Hectares
	2)PM0001174	Kinyambwiga	Musoma	8.36 Hectares
	3)PM0001175	Kinyambwiga	Musoma	8.36 Hectares

	4)PM0001176	Kinyambwiga	Musoma	8.36 Hectares
	5)PM0001177	Kinyambwiga	Musoma	8.36 Hectares
	6)PM0001178	Kinyambwiga	Musoma	8.36 Hectares
	7)PM0001179	Kinyambwiga	Musoma	8.36 Hectares
	8)PM0001180	Kinyambwiga	Musoma	8.36 Hectares
	9)PM0001181	Kinyambwiga	Musoma	8.36 Hectares
	10)PM0001182	Kinyambwiga	Musoma	8.36 Hectares
	11)PM0001183	Kinyambwiga	Musoma	8.36 Hectares
	12)PM0001184	Kinyambwiga	Musoma	8.36 Hectares
	13)PM0001185	Kinyambwiga	Musoma	8.36 Hectares
	14)PM0001301	Kinyambwiga	Musoma	8.36 Hectares
	15)PM0001302	Kinyambwiga	Musoma	8.36 Hectares
	16)PM0001307	Kinyambwiga	Musoma	8.36 Hectares
	17)PM0004582	Kinyambwiga	Musoma	8.36 Hectares
	18)PM0004583	Kinyambwiga	Musoma	8.36 Hectares
	19)PM0004584	Kinyambwiga	Musoma	8.36 Hectares
	20)PM0004585	Kinyambwiga	Musoma	8.36 Hectares
	21)PM0004586	Kinyambwiga	Musoma	8.36 Hectares
	22)PM0004587	Kinyambwiga	Musoma	8.36 Hectares
	23)PM0004588	Kinyambwiga	Musoma	8.36 Hectares
	24)PM0004589	Kinyambwiga	Musoma	8.36 Hectares
				155.74
SINGIDA

60 PMLs	200mx500m	Singida - Londoni	Singida	6
				6

BUHEMBA

	PL 2979/2005	Buhemba	Serengeti	33.86
	PL 5919/2009	Buhemba	Serengeti	34.92
				68.78

UYOWA
	PL 4531/2007	Uyowa	Urambo	95.12
	PL 3425/2005	Uyowa	Uyowa	171.20
	PL 5009/2008/	Uyowa	Urambo	244.32
	PL 5916/2009	Uyowa	Urambo	49.89
	PL 4749/2007	Kisimani River and Iseramigas	Urambo	34.24
	PL 5153/2008	Uyowa	Uyowa	134.96
	PL 3557/2005	Uyowa	Uyowa	171.10
				900.83

KAHAMA

Kahama Shinyanga
	PL 3439/2005	Salawe	Shinyanga	48.00
	PL 5846/2009	Mwamazengo	Misungwi	42.00

Kahama South
	PLR 4188/2006	Kahama South	Kahama	184.00
	PLR 4189/2006	Kahama	Kahama	61.09
	PL 5844/2009	Urambo	Kahama	184.09

				519.18
NORTH MARA

Tarime North Mara
	PL4882/2007	Tarime	Nyagisa/Tarime	61.80
	PL3340/2005	Ikoma	Tarime	195.50
	PL2677/2004	Tarime	Tarime	37.32
	PL3005/2005	Tarime	Mara Tarime	85.43
	PL4873/2007	Tarime	Tarime	40.97
	PL3341/2005	Utegi	Tarime	51.51
	PL3339/2005	Tarime	Tarime	3.59
	PL4225/2007	Kiagata	Musoma	42.56

North Mara Nyabigena East
	PL3355/2005	Nyamwanga/Nyamongo	Tarime	24.17
	PL4645/2007	Tarime	Tarime	16.90

Kubaisi-Kiserya
	PL3338/2005	Kubaisi	Musoma	12.53
	PL4833/2007	Kiterere Hills	Tarime & Serengeti	27.34
				599.62

37 Prospecting Licenses (PLs) - Total SqKm				2546.39
84 Primary Mining Licenses (PMLs)

Table 2 – Uranium Projects and License List

Project	License No	Area	District	Size (SqKm)
MBINGA
	PLR 4433/2007	Mbinga	Songea	1,101.00
	PLR 4335/2007	Litembo	Mbinga	462.50
	PL 4254/2007	Pulambili	Mbinga	197.50
				1,761.00

KIWIRA
	PL 4651/2007	Makete	Makete & Kyela	173.00
	PL 4406/2007	Chunya	Mbeya	101.60
	PL 4514/2007	Kyela	Kyela	139.60
				414.20

NJOMBE
	PLR 4297/2007	Njombe	Makete	282.20
				282.20

LAKE RUKWA
	PLR 4068/2007	Chunya	Mbeya	268.80
				268.80

MKUJU EAST
	PLR 4692/2007	Madaba	Liwale	423.50
	PLR 4644/2007	Madaba North	Liwale and Kilombero	672.79

1,096.29

10 Prospecting and Reconnaissance Licenses - Total (Sqkm)	3,822.49

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

Table 3 : Kalemela Project Exploration Statistics

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

State Mining Project - PL4339/2006 and Igusule PL2702/2004 and PL5469/2008 (Relingquished)

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

Igusule PL2702/2004

Location and Access

          The Igusule tenement, PL 2702/04, is situated within the Kahama District, Shinyanga region, about 100km SE of Bulyanhulu mine and approximately 20km SE of the Buzwagi deposit. It is located within the Nzega –Iramba greenstone belt, in the Lake Victoria Goldfields of northwestern Tanzania.

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

Map 11: Topographical map of the Geita property

Map 12: Geology and Location Map of PL2806/2004

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

Musoma Bunda Gold Project

          The Musoma Bunda Gold Project is comprised of three Prospecting Licenses (PLs) (see Table 2 and Figure 13) that are located on the eastern side of Lake Victoria. All three licenses lie within the Musoma-Mara Greenstone belt.

Location and Access

          The three prospecting licenses (Table 1) lie to the west of the main Mwanza-Musoma tar road in the Musoma District (see Figure 1). The licenses are located some 30 to 60km south of Musoma, the major town in the district. Access to the individual licenses is via all weather dirt roads that connect to the various villages within the license areas. The three licenses are commonly referred to by the following names:

  Kinyambwiga (PL 4653/2007)
  Murangi (PL 4511/2007)
  Suguti (PL3966/2006)

Physiography, Climate, Vegetation and Water

          The area is typically flat lying and is covered by grass and scattered woodland. Black cotton soils (mbuga) cover the entire area. The Mohoji and the Serengeti Plains lie to the south and south east of the area respectively. Perennial streams bisect the mbuga landscape and drain into Lake Victoria. The climate is tropically humid with an alternative wet (March to April) and dry season (from October to December).

History

           Regional exploration has been carried out in the Musoma District from the 1920s. Geosurvey International undertook an aeromagnetic survey across the region during 1976-77. Barth compiled a geological map of the Lake Victoria Goldfields on a 1:1,000,000 scale in 1990. Exploration and exploitation of gold in the Musoma-Mara Greenstone belt commenced in the 1920’s. Mining occurred during the colonial times at Buhemba and Kiabakari, located east of the Musoma Bunda license area. Various international companies have worked on parts of the licenses since the mid-1990s and have largely concentrated around artisanal sites. Known artisanal workings occur on both the Kinyambwiga and Suguti projects.

           All artisanal sites are licensed as Primary Mining Licenses (PMLs) to Tanzanian Nationals. All 24 PMLs on the Kinyambwiga prospecting license have been purchased outright by Geo Can Resources Company Limited (Geo Can) and are titled in the name of a common director of Geo Can and Lake Victoria Mining Company, Inc..

Regional Geology

           The area is largely underlain by the Archaean Nyanzian Supergroup suite of granitic rocks (the Musoma Series). These have been uncomformably overlain by metavolcanic rocks of the Kavirondian System. Most of the documented gold occurrences in the Musoma-Mara region lie within the Nyanzian formation. The greenstone belt extends for over 180km from the shores of Lake Victoria in the west to the Serengeti National Park in the east.

           Shear-hosted, gold bearing quartz veins, often striking NNE-SSW are typically present within the greenstone rocks. A crosscutting northwest – southeast structural fabric is present.

Kinyambwiga

          On April 2, 2009 we completed an “Option to Purchase Prospecting Licenses Agreement” with Geo Can for PL4653/2007. Under the terms of the agreement and the consideration paid, we will acquire the exclusive and irrevocable option to acquire from Geo Can an 80% undivided interest in PL4653/2007. The Kinyambwiga Gold Project is about 208 kilometers northeast of the city of Mwanza in northern Tanzania, in the Precambian Musoma-Mara greenstone belt of northern Tanzania, East Africa (Figure 13 ). The project is within the gold producing area near Lake Victoria, and about 25 kilometers southwest of the past producing Kiabakari mine (0.8M -oz Au).

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

Map 13: Musoma-Bunda Gold Project Location Map includes Kinyambwiga Project PL4653

          The geology at Kinyambwiga consists of granites, northwest trending mafic dykes and northeast trending gold bearing quartz veins. The granites generally fall into two main categories: syn- and post-Nyanzian ages, the mafic dykes have moderate to strong magnetic properties, and the quartz veins follow consistent, through-going fault structures and have near vertical dips.

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

Table 4 : Trench Gold Assay Results
(* indicates samples with gold values 1 gm/ metric ton or greater)

Trench ID	Sample No.	Sample Type	Weight(Kg)	From	To	Interval(m)	Rock type	Au(Gold)	Ore Zone width(M)	Analysis Method
KNT01	KNT01_126	channel	2	18.7	19	0.3	GR	0.66		FAA505
KNT01	KNT01_127	channel	2	19	19.5	0.5	QV	12.95*		BLEG
KNT01	KNT01_128	channel	2	19.5	20	0.5	QV	1.6*		BLEG
KNT01	KNT01_129	channel	2	20	20.5	0.5	QV	5.08*	3.5m	BLEG
KNT01	KNT01_130	channel	2	20.5	21	0.5	QV	0.92		BLEG
KNT01	KNT01_131	channel	2	21	21.5	0.5	QV	2.72*		BLEG
KNT01	KNT01_132	channel	2	21.5	22	0.5	QV	1.3*		BLEG
KNT01	KNT01_133	channel	2	22	22.5	0.5	QV	1.48*		BLEG
KNT01	KNT01_134	channel	2	22.5	22.8	0.3	GR	0.7		FAA505
KNT01	KNT01_368	box sample	2	19	21	2	QV	1.3*		BLEG
KNT01	KNT01_369	box sample	2	21	23	2	QV	0.37		BLEG

KNT02	KNT02_135	Channel	2	27.1	27.4	0.3	GR	0.08		FAA505
KNT02	KNT02_136	Channel	2	27.4	27.7	0.3	GR	0.26		FAA505
KNT02	KNT02_137	Channel	2	27.7	28.2	0.5	QV	12.58*		BLEG
KNT02	KNT02_138	Channel	2	28.2	28.7	0.5	QV	4.38*	1.3m	BLEG
KNT02	KNT02_139	Channel	2	28.7	29	0.3	QV	2.03*		BLEG
KNT02	KNT02_141	Channel	2	29	29.3	0.3	GR	0.74		FAA505
KNT02	KNT02_375	box sample	2	27.7	28.7	1	QV	5.63*		BLEG

KNT03	KNT03_145	Channel	2	28.3	28.6	0.3	GR	0.11		FAA505
KNT03	KNT03_146	Channel	2	28.6	29.1	0.5	QV	8.68*	1m	BLEG
KNT03	KNT03_147	Channel	2	29.1	29.6	0.5	QV	0.57		BLEG
KNT03	KNT03_148	Channel	2	29.6	29.9	0.3	GR/QV	0.92		FAA505
KNT03	KNT03_149	Channel	2	29.9	30.2	0.3	GR	0.46		FAA505
KNT03	KNT03_150	Channel	2	30.2	30.5	0.3	GR	0.63		FAA505
KNT03	KNT03_151	Channel	2	30.5	30.8	0.3	GR	1.08*		FAA505
KNT03	KNT03_383	box sample	2	28.6	29.6	1	QV	1.4*		BLEG

KNT04	KNT04_157	Channel	2	19.2	19.5	0.3	MAF	0.57		FAA505
KNT04	KNT04_166	Channel	2	21.6	21.9	0.3	MAF	0.1		FAA505
KNT04	KNT04_169	Channel	2	22.5	22.8	0.3	GR	0.67		FAA505
KNT04	KNT04_170	Channel	2	39	39.3	0.3	GR	0.11		FAA505
KNT04	KNT04_171	Channel	2	39.3	39.6	0.3	GR	0.18		FAA505
KNT04	KNT04_172	Channel	2	39.6	39.9	0.3	GR	0.25		FAA505
KNT04	KNT04_173	Channel	2	39.9	40.2	0.3	GR	0.75		FAA505
KNT04	KNT04_174	Channel	2	40.2	40.5	0.3	GR	2.19*		FAA505
KNT04	KNT04_175	Channel		40.5	40.8	0.3	GR	0.21		FAA505

KNT05	KNT05_184	Channel	2	12.1	12.4	0.3	GR	0.27		FAA505
KNT05	KNT05_185	Channel	2	12.4	12.7	0.3	GR	0.44		FAA505
KNT05	KNT05_186	Channel	2	12.7	13	0.3	GR	0.17		FAA505
KNT05	KNT05_188	Channel	2	25.1	25.5	0.4	QV	0.31	0.4m	BLEG
KNT05	KNT05_189	Channel	2	25.5	25.8	0.3	GR	0.18		FAA505

KNT07	KNT07_394	channel	2	16	16.5	0.5	GR	0.08		FAA505
KNT07	KNT07_395	channel	2	16.5	17	0.5	GR	4.15*		FAA505

KNT07	KNT07_396	channel	2	17	17.5	0.5	QV	0.6		BLEG
KNT07	KNT07_397	channel	2	17.5	18	0.5	QV	9.52*		BLEG
KNT07	KNT07_398	channel	2	18	18.5	0.5	QV	1.99*	3m	BLEG
KNT07	KNT07_399	channel	2	18.5	19	0.5	QV	3.16*		BLEG
KNT07	KNT07_402	channel	2	19	19.5	0.5	QV	5.9*		BLEG
KNT07	KNT07_404	channel	2	19.5	20	0.5	QV	1.69*		BLEG
KNT07	KNT07_405	channel	2	20	20.5	0.5	QV	0.08		BLEG
KNT07	KNT07_406	channel	2	20.5	21	0.5	QV	0.68		BLEG
KNT07	KNT07_407	channel	2	21	21.5	0.5	GR	0.11		FAA505
KNT07	KNT07_408	channel	2	21.5	22	0.5	GR	0.17		FAA505
KNT07	KNT07_409	channel	2	22	22.5	0.5	QV	26.72*		BLEG
KNT07	KNT07_410	channel	2	22.5	23	0.5	QV	8.16*		BLEG
KNT07	KNT07_411	channel	2	23	23.5	0.5	QV	11.94*	2.5m	BLEG
KNT07	KNT07_412	channel	2	23.5	24	0.5	QV	0.16		BLEG
KNT07	KNT07_413	channel	2	24	24.5	0.5	QV	1.13*		BLEG
KNT07	KNT07_414	channel	2	24.5	25	0.5	GR	0.32		FAA505

KNT08	KNT08_190	Channel	2	1.2	1.5	0.3	GR	0.15		FAA505
KNT08	KNT08_191	Channel	2	1.5	1.8	0.3	GR	0.85		FAA505
KNT08	KNT08_192	Channel	2	1.8	2.1	0.3	GR	0.2		FAA505
KNT08	KNT08_193	Channel	2	2.1	2.6	0.5	QV	1.74*	0.5m	BLEG
KNT08	KNT08_194	Channel	2	2.6	2.9	0.3	GR	0.39		FAA505
KNT08	KNT08_373	box sample	2	2.1	2.6	0.5	QV	2.25*		BLEG

KNT09	KNT09_197	Channel	2	2.7	3.2	0.5	QV	5.51*		BLEG
KNT09	KNT09_199	Channel	2	3.2	3.7	0.5	QV	5.25*	1m	BLEG
KNT09	KNT09_201	Channel	2	3.7	4	0.3	GR	0.16		FAA505
KNT09	KNT09_374	box sample	2	2.7	3.7	1	QV	5.79*		BLEG

KNT15	KNT15_225	Channel	2	2	2.3	0.3	GR	0.18		FAA505
KNT15	KNT15_227	Channel	2	2.6	3.1	0.5	QV	1.27*		BLEG
KNT15	KNT15_228	Channel	2	3.1	3.6	0.5	QV	0.26		BLEG
KNT15	KNT15_229	Channel	2	3.6	4.1	0.5	QV	3.39*	2m	BLEG
KNT15	KNT15_230	Channel	2	4.1	4.6	0.5	QV	0.23		BLEG
KNT15	KNT15_231	Channel	2	4.6	4.9	0.3	GR	0.25		FAA505
KNT15	KNT15_236	Channel	2	21.8	22.3	0.5	QV	0.24		BLEG
KNT15	KNT15_376	box sample	2	2.6	3.1	0.5	QV	0.16		BLEG
KNT15	KNT15_377	box sample	2	3.6	4.6	1	QV	0.63		BLEG
KNT15	KNT15_378	box sample	2	21.8	22.3	0.5	QV	0.1		BLEG

KNT16	KNT16_239	channel	2	3.5	4	0.5	GR	0.13		FAA505
KNT16	KNT16_242	channel	2	4	4.5	0.5	GR	0.54		FAA505
KNT16	KNT16_243	channel	2	4.5	5	0.5	GR	0.09		FAA505
KNT16	KNT16_244	channel	2	7	7.3	0.3	GR	1.1*		FAA505
KNT16	KNT16_246	channel	2	7.8	8.3	0.5	QV	0.77	0.5m	BLEG

KNT18	KNT18_248	channel	2	6.4	6.7	0.3	GR	0.09		FAA505
KNT18	KNT18_249	channel	2	6.7	7.2	0.5	QV	0.23		BLEG
KNT18	KNT18_250	channel	2	7.2	7.7	0.5	QV	1.11*	1.5m	BLEG
KNT18	KNT18_251	channel	2	7.7	8.2	0.5	QV	0.34		BLEG
KNT18	KNT18_252	channel	2	8.2	8.5	0.3	GR	0.43		FAA505
KNT18	KNT18_253	channel	2	8.5	9	0.5	GR	0.43		FAA505
KNT18	KNT18_255	channel	2	9.5	10	0.5	GR	0.26		FAA505
KNT18	KNT18_256	channel	2	11.5	12	0.5	QV	0.17		BLEG
KNT18	KNT18-379	box sample	2	6.7	8.2	1.5	QV	0.93		BLEG

KNT19	KNT19_432	box sample	2	22.8	23.8	1	QV	0.4		FAA505

KNT21	KNT21_276	channel	2	3	3.5	0.5	QV	1.74*		BLEG
KNT21	KNT21_278	channel	2	3.5	4	0.5	QV	3.51*	1m	BLEG

KNT22	KNT22_283	channel	2	2	2.5	0.5	MAF	3.72*		FAA505
KNT22	KNT22_285	channel	2	2.8	3.3	0.5	QV	0.14	1m	BLEG
KNT22	KNT22_286	channel	2	3.3	3.8	0.5	QV	0.15		BLEG

KNT23	KNT23_326	channel	2	3	3.8	0.8	QV	3.73*		BLEG
KNT23	KNT23_327	channel	2	3.8	4.2	0.4	QV	2.41*	1.7m	BLEG
KNT23	KNT23_328	channel	2	4.2	4.7	0.5	QV	2.16*		BLEG
KNT23	KNT23_329	channel	2	4.7	5.3	0.6	GR	0.34		FAA505
KNT23	KNT23-370	box sample	2	3	4.7	1.7	QV	2.17*		BLEG

KNT26	KNT26_288	channel	2	1.5	2	0.5	MAF	0.15		FAA505
KNT26	KNT26_289	channel	2	2	2.5	0.5	MAF	1.24*		FAA505
KNT26	KNT26_290	channel	2	2.5	3	0.5	GR	0.53		FAA505
KNT26	KNT26_291	channel	2	3	3.5	0.5	GR	2.63*		FAA505
KNT26	KNT26_292	channel	2	3.5	4	0.5	GR	0.43		FAA505
KNT26	KNT26_293	channel	2	4	4.5	0.5	GR	0.64		FAA505
KNT26	KNT26_294	channel	2	4.5	5	0.5	GR	0.31		FAA505
KNT26	KNT26_295	channel	2	5	5.5	0.5	MAF	0.81		FAA505
KNT26	KNT26_296	channel	2	5.5	6	0.5	MAF	0.29		FAA505
KNT26	KNT26_297	channel	2	6	6.5	0.5	MAF	0.15		FAA505
KNT26	KNT26_298	channel	2	6.5	7	0.5	MAF	0.33		FAA505
KNT26	KNT26_302	channel	2	7.5	8	0.5	QV	1.04*		BLEG
KNT26	KNT26_303	channel	2	8	8.5	0.5	QV	5.87*		BLEG
KNT26	KNT26_306	channel	2	9	9.5	0.5	QV	14.19*	2m	BLEG
KNT26	KNT26_307	channel	2	9.5	10	0.5	QV	3.72*		BLEG
KNT26	KNT26_309	channel	2	10.5	11	0.5	GR	1.9*		FAA505
KNT26	KNT26_310	channel	2	11	11.5	0.5	GR	0.36		FAA505
KNT26	KNT26_311	channel	2	21	21.5	0.5	GR	2.06*		FAA505
KNT26	KNT26_312	channel	2	21.5	22	0.5	QV	3.45*		BLEG
KNT26	KNT26_313	channel	2	22	22.5	0.5	QV	10.15*		BLEG
KNT26	KNT26_314	channel	2	22.5	23	0.5	QV	0.56		BLEG
KNT26	KNT26_315	channel	2	23	23.5	0.5	QV	2.21*	3m	BLEG
KNT26	KNT26_316	channel	2	23.5	24	0.5	QV	0.43		BLEG
KNT26	KNT26_318	channel	2	24	24.5	0.5	QV	0.45		BLEG
KNT26	KNT26_323	channel	2	25.5	25.8	0.3	GR	0.18		FAA505

KNT27	KNT27_336	channel	2	6.3	6.7	0.4	QV	5.75*	0.4m	BLEG
KNT27	KNT27_337	channel	2	6.7	7	0.3	MAF	0.35		FAA505
KNT27	KNT27_391	box sample	2	6.3	6.7	0.4	QV	2.06*		BLEG

KNT28	KNT28_339	channel	2	5	5.5	0.5	QV	3.76*	0.5m	BLEG
KNT28	KNT28_343	channel	2	5.5	6	0.5	GR	2.27*		FAA505
KNT28	KNT28_392	box sample	2	5	5.8	0.8	QV	4.76*		BLEG

KNT29	KNT29_345	channel	2	3.3	4	0.7	QV	0.5		BLEG
KNT29	KNT29_346	channel	2	4	4.3	0.3	GR	1.59*		FAA505
KNT29	KNT29_349	channel	2	9	9.5	0.5	GR	0.32		FAA505
KNT29	KNT29_371	box sample	2	3.3	4	0.7	QV	3.61*		BLEG

KNT30	KNT30_352	channel	2	3.7	4	0.3	GR	0.9		FAA505
KNT30	KNT30_353	channel	2	4	4.5	0.5	QV	1.21*		BLEG
KNT30	KNT30_354	channel	2	4.5	5	0.5	QV	2.71*		BLEG
KNT30	KNT30_355	channel	2	5	5.5	0.5	QV	1.42*		BLEG
KNT30	KNT30_356	channel	2	5.5	6	0.5	QV	10.63*	2m	BLEG
KNT30	KNT30_357	channel	2	6	6.5	0.5	QV	18.9*		FAA505
KNT30	KNT30_358	channel	2	6.5	7	0.5	GR	1.59*		FAA505
KNT30	KNT30_359	channel	2	7	7.3	0.3	GR	0.9		FAA505
KNT30	KNT30_372	box sample	2	4	6	2	QV	1.88*		BLEG
KNT31	KNT31_362	channel	2	17	17.3	0.3	GR	0.29		FAA505
KNT31	KNT31_363	channel	2	17.3	17.8	0.5	QV	1.27*		BLEG
KNT31	KNT31_364	channel	2	17.8	18.3	0.5	QV	2.14*	1.5m	BLEG
KNT31	KNT31_365	channel	2	18.3	18.8	0.5	QV	1.15*		BLEG
KNT31	KNT31_367	channel	2	18.8	19.1	0.3	MAFIC	0.15		FAA505
KNT31	KNT31_393	box sample	2	17.5	18.5	1	QV	0.55		BLEG

KNT36	KNT36_495	channel	2	3	3.3	0.3	GR	1.37*		FAA505
KNT36	KNT36_496	channel	2	3.3	3.8	0.5	QV	5.56*	0.5m	BLEG
KNT36	KNT36_503	channel	2	12	12.5	0.5	GR	0.1		FAA505

KNT38	KNT38_443	channel	2	8	8.5	0.5	GR	0.14		FAA505
KNT38	KNT38_444	channel	2	8.5	9	0.5	GR	0.96		FAA505
KNT38	KNT38_445	channel	2	9	9.7	0.7	QV	2.24*		BLEG
KNT38	KNT38_447	channel	2	9	9.7	0.7	QV	2.19*	0.7m	BLEG
KNT38	KNT38_448	channel	2	9.7	10	0.3	GR	0.59		FAA505

KNT39	KNT39_449	channel	2	3.6	4	0.4	GR	0.37		FAA505
KNT39	KNT39_450	channel	2	4	4.5	0.5	QV	0.23		BLEG
KNT39	KNT39_451	channel	2	4.5	5	0.5	QV	0.73	2m	BLEG
KNT39	KNT39_452	channel	2	5	5.5	0.5	QV	1.27*		BLEG
KNT39	KNT39_453	channel	2	5.5	6	0.5	QV	0.33		BLEG
KNT39	KNT39_454	channel	2	6	6.7	0.7	GR	0.09		FAA505
KNT39	KNT39_455	channel	2	6.7	7.3	0.6	GR	1.27*		BLEG
KNT39	KNT39_457	box sample	2	6.7	7.3	0.6	QV	1.19*	0.6m	BLEG
KNT39	KNT39_458	channel	2	7.3	7.6	0.3	GR	0.12		FAA505

KNT39	KNT39_459	channel	2	11.5	12	0.5	GR	0.18		FAA505
KNT39	KNT39_462	channel	2	12	12.7	0.7	QV	1.16*	0.7m	BLEG
KNT39	KNT39_464	box sample	2	12	12.7	0.7	QV	0.8		BLEG
KNT39	KNT39_465	channel	2	12.7	13	0.3	GR	0.56		FAA505
KNT39	KNT39_466	channel	2	13	13.5	0.5	GR	0.1		FAA505
KNT39	KNT39_467	channel	2	13.5	14	0.5	GR	0.24		FAA505
KNT39	KNT39_468	channel	2	14	14.5	0.5	GR	0.09		FAA505

KNT40	KNT40_469	channel	2	2.5	3	0.5	GR	0.14		FAA505
KNT40	KNT40_470	channel	2	3	3.5	0.5	GR	0.11		FAA505
KNT40	KNT40_471	channel	2	3.5	4	0.5	GR	0.29		FAA505
KNT40	KNT40_472	channel	2	7	7.5	0.5	GR	1.5*		FA.A505
KNT40	KNT40_473	channel	2	7.5	8	0.5	GR	1.47*		FAA505
KNT40	KNT40_474	channel	2	8	8.5	0.5	QV	1.53*	0.5m	BLEG
KNT40	KNT40_475	box sample	2	8	8.5	0.5	QV	4.59*		BLEG
KNT40	KNT40_477	channel	2	9	9.5	0.5	GR	0.09		FAA505
KNT40	KNT40_479	channel	2	10	10.5	0.5	GR	0.54		FAA505
KNT40	KNT40_483	channel	2	11	11.5	0.5	GR	0.2		FAA505
KNT40	KNT40_486	channel	2	12.5	13	0.5	QV	1.01*		BLEG
KNT40	KNT40_487	channel	2	13	13.5	0.5	GR	1.2*		FAA505
KNT40	KNT40_488	channel	2	13.5	14.2	0.7	QV	2.17*		BLEG
KNT40	KNT40_490	box sample	2	13.5	14.2	0.7	QV	6.58*	0.7m	BLEG
KNT40	KNT40_491	channel	2	14.2	14.5	0.3	GR	0.24		FAA505

          The trench assay results for 85 samples (shown above with an * have values of 1.0 gram per metric ton or greater) average 3.96 grams per metric ton. Standard and duplicate samples are not included when calculating the average grade. Note: Compiled results for trenches 41-54 were not available when completing the above report.

Exploration Strategy

           The Exploration Strategy of the three prospecting Licenses is as follows:

Kinyambwiga (PL4653)

           Past exploration has included a detailed ground magnetic survey over the artisanal sites and environs in the northeast part of the license. Rotary Air Blast (RAB) drilling (377 boreholes) totaling 7418 meters has been completed across ground magnetic targets in the northeastern part of the license. Reversed circulation (RC) drilling (21 boreholes) totaling 1543 meters focused on testing the two main artisanal sites on the license. This coupled with trenching has delineated a 400-meter long shear zone containing a number of narrow gold bearing quartz veins distributed over a surface width of 100 meters. Best borehole grades returned 20.9g/t Au over 2 meters and 5.14 g/t Au over 8 meters.

          Exploration is to be focused at extending the strike length of the prospect by undertaking:

  Geological Mapping
  Geophysical gradient array and pole-dipole surveys
  Trenching
  RC drilling

Suguti (PL3966)

           The Suguti license is covered by mbuga soils. A number of regional northeast southwest and crosscutting northwest-southeast structures, as noted from the Government regional aeromagnetic survey, pass through the license.

           Exploration is to be focused at defining the underlying structure by means of a detailed ground magnetometer and gradient induced polarization (IP) surveys. Follow-up IP pole-dipole surveys will be planned over favorable targets.

Murangi (PL4511)

          Similar to Suguti, the license is covered by mbuga soils. Ground magnetometer and gradient array IP surveys are planned to assist in the structural interpretation of this part of the greenstone belt.

          It is recommended that a targeted electrical induced polarization (I.P.) geophysical survey be implemented and then to be followed by additional reverse circulation (RC) drilling and core drilling, during 2010, to confirm these assay results at depth below selected trenches, artisanal mine workings and identified geophysical targets.

Singida Gold Project

          Company personnel first visited the Singida project area during March, 2009 and became aware of the high level of artisanal (small scale) gold mining that was being conducted along an estimated five (5) kilometer mineralized zone. Subsequently, on May 15, 2009, the Company signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of March 31, 2010, this director has entered into several different Mineral Properties Sales and Purchase agreements with multiple PML owners that hold title to the licenses along the mineralized zone at the Singida project area. Twenty-three (23) PML agreements were executed for an outright purchase of the PMLs and they have been completed. These twenty-three PMLs have been 100% acquired by this director in behalf of the Company. The Company also has option agreements to acquire an additional thirty-seven (37) PMLs within a targeted area at the Singida project. Under the terms of all the agreements, if we complete all sixty (60) of the various agreements, that combined form the Singida project area, then our total purchase consideration will be $7,029,404 by February , 2013.

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

           On July 27 and 28th, 2010, a director on behalf of the Company signed third addendums to SingidaMineral Properties Sales and Purchase Agreements (“mineral agreement”) in 2009. The third addendums revised and extended the secondary payments of the mineral agreements.

           As of July 28th, 2010, under the terms of the Mineral Properties Sales and Purchase Agreements and the Addendums entered into, the Company has completed option payments in the amount of $1,246,695.

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

Table 5: Assay Results from Sampling 36 Underground Small Scale Mining Shafts

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

Map 22: Gradient IP, Quartz Veins and Artisanal Shafts over Block C

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

Interpretation and Conclusions

          Electrical gradient array IP surveys that commenced in December, 2009 and continued into 2010 (News Release 17 May 2010) indicated that a number of subsurface resistive bodies, thought to represent quartz veins, occur beneath the land surface covering some 400m width of the shear zone and as such would not have been identified by the artisanal miners. In such greenstone belts, the gold bearing quartz veins often occur as en echelon “packages” or “ladder vein sets” that may be formed within or discordant to the shear fabric. These sets often exhibit plunges or “ore shoots” and needed to be accounted for in creating the geological model and incorporated within any subsequent drill program.

          During June, 2010, a soil sampling survey was completed across the Singida-Londoni license area in which 483 samples, including 24 quality control blank samples, were collected and submitted to SGS Laboratory, Mwanza for gold and arsenic determination by Aqua Regia. Samples were collected on 400m spaced north-south grid lines at an interval of 50m and at a depth of 30cm. Additional detailed mapping of the geology and location of the artisanal working was also carried out.

          The soil sample results, besides indicating areas of known artisanal mining, have formed broad, gold-in-soil anomalies. These gold anomalies are occurring over the areas from which previous electrically induced polarization (IP) geophysical profiling has identified a number of underground resistive bodies, believed to represent gold-bearing quartz veins beneath the surface, as reported in the Company's Press Release of 17th May 2010. The five gold targets, referred to as Sambaru 1 to 5 have surface strike lengths varying between 200 to 600 meters. In addition to assaying for gold, all of the soil samples were tested for arsenic. Arsenic in soil samples can often be a "pathfinder" element for gold when gold itself is not measurably present at surface. In addition to identifying the five targets, the compiled assay results have defined a large arsenic anomaly that is located within the central to northwestern part of the license area and encompasses the Sambaru 4 target, decreasing in intensity towards Sambaru 5 in the northwest corner of the license. Noteworthy is that four IP profile lines, undertaken across the recently identified arsenic anomaly, have indicated at least 8 sub-surface, resistive bodies, thought to be gold-bearing quartz veins, across a surface width of 350 meters.

          Mapping of the location of the artisanal shafts within these target areas suggest that mining was undertaken on a number of narrow sub-outcropping gold veins across a surface width of up to 50 meters. However, IP geophysical profiling suggests that these veins may extend further to the northeast beneath the surface cover.

          Detailed mapping of the regolith, topography and soils formed an integral part of the program in order to understand the value of the soil results.

Exploration Strategy

          76 reverse circulation (RC) drill holes have been planned totaling nearly 6,000 meters to test the five targets that have been selected. Excavation at drill site locations has commenced and will be followed up shortly with road construction to prepare for drilling that is planned for the late August through September, 2010.

Buhemba Project

          The Buhemba Gold Project is comprised essentially of two Prospecting Licenses (PLs), which have been reduced by 50% on renewal of the licenses according to Government regulations. The shed off areas were immediately re-applied as a separate license in order to keep both licenses intact. The total area of the combined licenses amounts to 107km2 (Table 1, Map 2).

Map 23. Location Map of the Prospecting Licenses Comprising the Buhemba Gold Project

Location and Access

          The Buhemba Gold Project is in the administrative district of Musoma. The project is accessible either from the main tarmac road, 203km northwest from Mwanza or 33km south of Musoma town.

Physiographic, Climate, Vegetation and Water

          The area is characterized by two rainy seasons: the main rains falling from March to April and a lighter period of rain beginning in October and continuing sporadically through to December. Typically, the annual rainfall averages between 760mm to 1270mm. The Nyagubu and Rwako rivers, flowing westwards into Lake Victoria, drain the project area.

          Topographically, the area is generally undulated with granitic hills in the southern and central parts. The highest point is approximately 1550m above mean sea level in the southeastern part of the project area. Most of the area is covered by subsistence farming of cassava, sorghum and maize. Only the hills and the area underlain with Nyanzian rocks are lightly covered by forest and thick bush.

History

          Three areas of colonial/artisanal workings are present on PL4892 and PL2344:

1. Magendagenda consists of 2 shallow workings spaced some 500m apart along a north-south shear zone.
2. Nyabukamu, located approximately 2km north-northwest of Mgendagenda along the sheared granite/greenstone contact.
3. Kiharagweta, located approximately 1km north-northwest of Nyambaku within north-south trending quartz vein hosted by an inlier of basaltic rocks.

          Rand Gold investigated these PLs between October 2003 to October 2006 in which they undertook regional soil sampling, mapping with follow-up trenching and pitting. Artisanal working defined the main soil anomalies, which lie along a north south to north-northwest by south-southeast, strike direction closely associated with granite/greenstone contact in the south-western part of the license. The artisanal area has been covered by 6 Primary Mining Licenses (PML) having dimensions of 500m x 800m.

Regional Geology

          The area is largely underlain by the Archaean Nyanzian Supergroup suite of granitic rocks (the Musoma Series). These have been uncomformably overlain by basal conglomerates (with fragments of Nyanzian rocks), feldspathic grits, argillites, banded iron–formation and minor volcanic rocks of the Kavirondian System.

          The central part of PL4892/2007 consists of basaltic rocks of the Nyanzian Supergroup enclosed by younger foliated and unfoliated granites. Shearing has occurred along the western contact of the basaltic rocks and the granite resulting in a number or generations of quartz veins. Chloritization and local silicification, with minor Fe-oxidation is present in the basalt wall rocks. A graphitic metasedimentary unit interbedded within the basalt contains disseminated pyrite and quartz veinlets. The main structural trend within this license lies mainly between the northwest and northeast strike directions.

Exploration Strategy

          A field investigation of the work undertaken by Rand Gold has already been completed which has confirmed the presence of at least 4 areas of artisanal workings. Follow-up exploration is planned to target the known areas of artisanal mining as well as to investigate the western sheared basalt/granite contact in PL 4892/2007. Although the PMLs of the artisanal workings do not form part of the PL license, the owners would be amenable to entering a JV agreement. Pole-Dipole traverses are planned across the sheared contact in order to prioritize a follow-up reverse circulation (RC) drilling program expected in September 2010.

          No work has yet been undertaken on either of the two licenses PL2979/2005 and PL5159/2009 southeast of Buhemba town (Map 23). Soil sampling on 200m x 50m centers are planned across the license outside the mbuga-covered areas, as well as gradient IP survey and mapping. Results from these will dictate the next phase of exploration.

Uyowa Project

          The Uyowa Gold project consist of a complete package of 7 Prospecting Licenses (PLs) that cover a total area of 900km2 (Table 1) in the central to western side of Tanzania (Map 24).

Map 24. Location map showing the Uyowa Prospecting Licenses

Location and Access

          Uyowa Project is located in Tabora Region in northwestern Tanzania. It is situated approximately 100km to the NW of Tabora town. A reasonable gravel road connects Tabora with the villages located in the NE corner of the license. Access to the license area is also from Kahama town situated some 110km to the north by a dry seasonal road only. The 20km stretch of this road passes through low-lying ground, which during the rainy season becomes impassable.

          Access within the license is by a number of secondary dirt roads and footpaths.

Physiography, Climate, Vegetation and Water

          Topographically, the property is relatively flat and is covered by grassland and low scrub other than areas in which subsistence farming is being carried on. The climate is tropically humid with alternating wet and dry seasons.

History

          During 2003-04, Ashanti Goldfields undertook regional exploration across the Uyowa license in which soil sampling on 400m x 100 centers was completed (133 samples). Regional geological and regolith mapping, covering 84km2 and 960km2 respectively, together with a structural interpretation from the Government Aeromagnetic survey were completed. An area of extensive artisanal working occurs in the northern part of the license, which is under license to Primary Mining License (PML) holders. Ashanti Goldfields entered a joint venture agreement with the PML holders in order to explore the prospect. They drilled a total of 13 RC holes (999m) on 40m-spaced fences. Best borehole grades were 5 g/t over 20 m, 3 g/t over 12 m, 85.3 g/t over 1 m, 8.09 g/t over 1 m, and 21.9 g/t over 3m, intersected within 5 gold bearing quartz veins across a strike of 400 m. The artisanal site appears to be located along a 10km shear zone.

Regional Geology

          The licenses lie to the southwest of the Nzega greenstone belt within the Archaean Nyanzian Supergroup suite of granitic rocks. The underlying lithologies on the Uyowa license consist mostly of granite. Interpretation of the Government aeromagnetic survey across the license indicates a prominent NE-SW pattern of fractures and lineaments. A large fold nose has been interpreted in the eastern part of the license. Besides the extensive artisanal workings in the northern part of the license, a few artisanal workings are noted in the northern to eastern half of the license. Gold is being mined from narrow quartz veins within discrete shear zones.

Exploration Strategy

          An initial site visit was made in July 2010 to the eastern and northern parts of the license to review the current level of artisanal activity as well as take cognizance of the logistics involved in setting up an exploration program in the immediate future. The following exploration strategy is proposed to commence in September 2010.

  Purchase the raw aeromagnetic data from the Government that was flown on a line spacing of 1.0km and at a height of 120m for in-house processing and interpretation
  Infill soil sampling on 200m x 50 centers
  Termitaria sampling
  Gradient IP survey to initially test the structure of the interpreted fold nose on the eastern side of the license and across selected blocks.

          Results will decide next phase of exploration (i.e. trenching, pole-dipole IP surveys and drilling)

Kahama Project

          The Kahama Project is comprised of the Kahama South and Kahama Shinyanga prospecting licenses consisting of 5 Prospecting Licenses (PLs) that cover a total area of 519km2 (Table 1) in the central to western side of Tanzania (Maps 25 and 26).

Map 25. Location map of the Kahama South Prospecting Licenses

Map 26. Location map of the Kahama Shinyanga Prospecting License

Location and Access

          Although all the licenses occur within the same project area they are 100 kilometres a part. The Kahama Shinyanga license is located some 60km north of the main Kahama–Nzega paved road and 35km to the east of the Bulyanhulu Gold Mine. The license is accessed by the all weather road from the town of Itwapgi, located close to the Kahama-Nzega junction, northwards to the town of Bungulwa. The road passes through the eastern side of the license.

          Kahama South licenses are located some 40km to the south-southwest of Kahama town. Access to the licenses is via a number of all weather dirt roads that lead to the village of Ushetu and surrounding villages. Access is also possible from Tabora in the south but is restricted to the dry season only, on account of a large low lying Gombe River drainage basin to the south of the licenses that floods during the wet season.

Physiography, Climate, Vegetation and Water

          The area is typically flat lying and is largely covered by “mbuga”. Typical savannah scrubland of grass and scattered thorn bush and acacia trees dominant the landscape. Tobacco and cotton farming are the main cash crops in the area. Access to parts of the license may be difficult during the rainy season and would require the use of a 4X4 vehicle.

History

          Geosurvey International flew airborne magnetic and radiometric surveys over the area from 1977-1980. Other than the Government data, no information on exploration undertaken by previous companies is currently available.

Regional Geology

          The Archaean Nyanzian Supergroup suite of granitic rocks largely underlies the license areas. Patches of greenstone rocks, comprising of meta-volcanic and meta-sedimentary units occur as patches within the granitic terrain.

Exploration Strategy

          Since the Company acquired these licenses, no exploration work has yet been undertaken on them. The projects are basically at “grass-roots” level of exploration and thus have a lower priority rating than many of the other projects within the company portfolio.

          An initial field visit to the projects is to be undertaken in order to access the level of artisanal workings present on each of the licenses. Due to the large coverage of “mbuga” soils, detailed ground magnetometer surveys will be undertaken across the entire license from which selected follow up targets for gradient array surveys will be defined. Results of the geophysical programs will determine the next phase of exploration in order to explore beneath the “mbuga” cover.

North Mara Project

          The North Mara Project is comprised of twelve (12) Prospecting Licenses (PLs) and have been divided into three (3) project blocks, namely the Tarime North, North Mara Nyabigena East and the Kubiasi-Kiserya areas that cover a total area of 599km2 (Table1) in the northern part of Tanzania (Maps 27, 28 and 29)

Map 27. Location map of the Tarime North Mara Prospecting Licenses.

Map 28. Location of the Nyabigena Prospecting Licenses

Map 29. Location of the Kubiasi Kiserya Prospecting Licenses

Location and Access

           The Tarime gold property (PL2677/2004) is located in northern Tanzania within the Musoma-Mara greenstone belt of the Lake Victoria Goldfield, in Tarime District, Mara Region. The property covers a total of 518.68km 2 in QDS (Quadrangle) 5/1, 2, 3 & 4. Its accessibility is through the Tarime-Musoma road that crosses the property at the southeast corner of the license. Utegi is the major town centre close to 3341/2005. (Map 27)

           The Nyabigena licenses (Map 28) located to the east of Tarime and proximal to the Kenya border are largely covered by phonolitic lava that forms the capping of the Nyamwaga Escarpment.

           The Kubiasi Kiserya licenses (Map 29) occur to the south of the Nyamwaga Escarpment and North Mara Gold Mine. Both licenses lie on or adjacent to the Mara River and to the north of the Serengeti Game Reserve.

           All licenses are easily accessible. The Tarime licenses are accessed via the paved road between Mwanza and Musoma with good secondary roads connecting the various villages on the licenses. All weather gravel roads pass either through or close by the other two exploration areas.

Physiography, Climate, Vegetation and Water

           The physiography in the Tarime District is largely flat with black cotton soils (“mbuga”) covering much of the area. Most of the area is grassland and only lightly forested. Rivers are generally intermitted. The climate is tropically humid with alternative wet and dry season.

           Further to the north in the Nyabigena license area, the topography becomes hilly and dark reddish brown soils, developed from the phonolitic lavas, are present. Granite inselbergs dot the plains to the east around the Mara River region in the area of the Kubiasi-Kiserya licenses.

History

           North Mara area has a long history of artisanal gold mining. A number of PML’s owned by artisanal miners have been pegged over known gold workings within the Company owned licenses. Exploration undertaken by International recognized companies are not available.

Regional Geology

           The North Mara Goldfields is situated within the eastern arm of the Lake Victoria Goldfields. The basement geology is composed of Archean granite, meta-volcanic and meta-sedimentary rocks that make up the greenstone terranes and which form part of the Tanzanian Craton. The geology in the North Mara Region lies within the Nyanzian and Kavirondian Systems.

Exploration Strategy

           Since much of the area in the Tarime District is overlain by “mbuga” soils, target generation has to be made from undertaking detailed structural analysis from both Magnetic and IP data. The detailed aeromagnetic survey data undertaken by the Finnish Geological Survey (2003) is to be purchased from the Government and processed. Follow-up gradient array surveys will be focused on magnetically interpreted structural targets. In erosional areas, soil sampling and mapping is be undertaken with focus around artisanal sites on the licenses.

           To the east, soil sampling and mapping is planned to explore the Kubiasi Kiserya (PL4833/2007). No exploration is to be undertaken over the prospecting license (PL3338/2007), which straddles the Mara River. This license, together with the Nyabigena (PL4645/2007) located over the Nyamwaga Escarpment, is to be relinquished in the immediate future.

Uranium Projects

Mbinga Project

           The Mbinga Uranium Project is comprised of three (3) Prospecting License (Table 2) and two (2) Reconnaissance Licenses (Map 30) The Reconnaissance Licenses, located along the eastern shoreline of Lake Nyasa are currently under application and have not been included within this summary.

Map 30. Location map of the Mbinga Uranium projects.

Location and Access

           The Mbinga properties are located in southern Tanzania near Lake Nyasa in the Mbinga District, of the Ruvuma Region (Map 29). The project is approximately 150 km west of Songea town, the main commercial and administrative centre in the Ruvuma region. The Mbinga Uranium Project covers a total area of 1761km2 located across 4-quarter degree sheets (QDS: 297, 298, 309 and 310). The town of Mbinga is strategically located within the central part of the property, which is 100km southwest of the regional centre of Songea. Generally, the property has poor accessibility and roads within the concessions are limited to a few areas where 4-wheel drive vehicles are required during the rainy seasons. The dirt road along the lakeshore is in reasonable condition. The nearest airport with only irregularly scheduled flights is in Songea town. Another small airstrip exists at Mbinga town.

Physiography, Climate, Vegetation and Water

           Steep mountain ridges and valleys, dropping off to flat and low-lying plains around the lakeshore characterize the physiography of the area. Much of the area is under subsistence cultivation. The climate at Mbinga is continental. Generally the Ruvuma Region has mild temperatures averaging 23oC. October and November are the hottest months with an average temperature of 30oC. The rainy season commences in early November and continues through to March. A number of the licenses border the eastern shore of Lake Nyasa (Lake Malawi).

History

           Geosurvey International conducted an airborne radiometric and magnetic survey over the area from 1977 to 1980.

           High Resolution Helicopter-Borne Radiometric Survey was contracted to New Resolution Geophysics (NRG) of South Africa in March 2008, to undertake a survey across all licenses at a line spacing of 250m.

           Geo Can Resources Company Limited undertook a follow-up ground radiometric survey, in April 2008 on PL4335. Three uranium anomalies were identified which was tested by a number of shallow trenches. Values of >1,000ppm U3O8 were reported from each anomaly.

Regional Geology

           The Mbinga properties lie close to the southern part of the Ruhuhu Basin consisting of Karoo rock formations of fluvial-continental origin. The rock of the Ruhuhu Basin unconformably overlies the Usagaran Formation, which comprise of metamorphosed igneous and sedimentary rocks. The rocks at Mbinga are varied and in PL4335/2007 and PL4433/2007 are mainly basement gneisses, granites and granodiorites. In PL4254/2007, the rocks include charnockites, granulites and gneisses.

          Two major northwest-southeast trending lineaments traverse the properties.

Property Geology

           A total of 117 Uranium point source anomalies have been detected within the property from the Radiometric Interpretation map, sheet 310 (1980). Three mineralized trends have been identified from the Geosurvey’s radiometric total intensity image. The trends include northeast, north-south and northwest directions and are largely reflected by braided drainage channels.

           On PL4254/2007, uranium mineralization is associated with small zones of charnokites and cataclastic mylonites in the upland of Mkwaya village as well as in the continental arenaceous sediments of the Karoo system in the northeastern area of the property. To the south, the uranium anomalies correlate with a large stretch of post-orogenic granite that is partly covered with recent sediments.

           More than 57 uranium anomalies were identified by the Geosurvey International within and surrounding the property. The most significant anomaly was found to be associated with the north-south trending zone, which parallels the shoreline of Lake Nyasa, on the northern side of the property. The anomaly correlates with dark colored, magnetic mineral bearing sands assumed to be derived from a small zone of garnet-cordierite granulite.

Exploration Strategy

           Exploration is to be based on the results obtained from the High Resolution Helicopter-Borne Radiometric Survey. Anomalies shown from the survey are to be prioritized for follow-up ground survey that is to involve mapping and ground scintillometer surveys. Rock chip sampling followed by trenching on prospective targets would be planned before RAB/RC drilling is proposed.

Kiwara Project

           The Kiwara Uranium Project is comprised of three (3) Prospecting License (Table 2, Map 31).

Map 31. Location map of the three Prospecting Licenses that form the Kiwira Uranium Project.

Location and Access

           The Kyela-Kiwira properties (PL4651/07 & PL4514/2007) are 120km southwest of the Mbeya, the main town in southern Tanzania. A tar road connects Dar es Salaam to Mbeya. The nearest town to Kiwira property is Kyela town. Access to the property is good.

           The Chimala-Igurusi property (PL4406/2007) is 65km northeast of Mbeya and is 25 km southwest of Chimala town in Mbarali District. Access to the property is via the town of Mbarali, located 15 km from license boundary.

Physiography, Climate, Vegetation and Water

           The major topographic feature in Kyela-Kiwira property is the rift valley on the northern side of Lake Nyasa. The property sits at an altitude of 1,200 to 1,800m above sea level and typically displays alpine flora.

           The Chimala-Igurusi property occurs at lower altitudes, with a flat lying topography in the northern part covered with savannah soils. Hills occur in the southern part of the license. The climate is mainly continental and strongly influenced by the Nyasa plain, with rain (November - May) and dry (June - October) seasons. Prior to the rainy season, the region is characterized by mild winds and dust. In mountainous areas of Kyela-Kiwira area, temperatures are several degrees colder (< 10°C) in June through November. Chimala-Igurusi area has a typical savannah climate characterized by hot temperatures in the dry season and is cold during the wet season.

History

           Initially, Geosurvey International conducted countrywide airborne radiometric and magnetic surveys from 1979 to 1980. This airborne geophysical survey identified several uranium "targets" worthy of further investigations. Fluvial and lacustrine type deposits were identified in the Chimala-Igurusi area as hosts for the uranium mineralization. Ground follow-up has shown banded cherts with Mn-stains that reflect significant radioactivity anomalies.

           Unlike Chimala-Igurusi prospect, the Kyela-Kiwira property shows anomalous radiation values located within geological setting dominated by the Karoo sediments of the Selous and Ruhuhu Basins. These sediments are considered to be prospective for sandstone hosted “roll-front” type uranium mineralization.

Regional Geology

           The regional geology of the Kyela-Kiwira license is characterized by Paleoproterozoic (2.0 Ga), highly metamorphosed basement rocks, Karoo sedimentary formations and Quartenary volcanic sediments. The basement rocks are made of reworked Archean crust, mainly metamorphic granulites and gneisses. The regional geology of the Igurusi-Chimala is characterized by Paleoproterozoic (1.95 Ga) sediments, which have undergone regional metamorphism and, in some places, have been intruded by granites. These rocks consist of metasediments, micaceous schists, gneisses and migmatites. The area is bounded by the Usangu plains of the Mbarali area. Younger Mesoproterozoic (1.37 Ga) continental argillaceous rocks consisting of reddish and copper rich green shale, quartzites and dolomite and limestone rocks lie conformably on the underlying Paleoproterozoic rocks. These sediments are, in turn, overlain by Quaternary volcanic formations, which cover part of Rungwe and Igurusi-Kongolo area. The basement rocks reflect prominent regional northeast and northwest striking structural lineaments. The area has been structurally complicated by extensive fracture and faulting during the development of the Buhoro and Nyasa basins.

Property Geology

           Rock types within the Kyela-Kiwira project consist of three major groups:

(i)	Late orogenic Paleoproterozoic granites and granodiorites (post 1.95Ga);
(ii)

Karoo formation of undifferentiated carboniferous terrestrial sandstone, quartzite, siltstone, conglomerate and limestone and often poorly exposed and covered by lake beds underlain by Proterozoic granites;

(iii)

Nyasa alluvial beds, which comprise of alluvial sediments namely, fine calcareous sands, fine clays, and silts. The sediments cover and fill most of the Kyela-Kiwira property. The late Orogenic granitic rocks consist mostly of hornblende/biotite microgranites with some syenites being reported within the project area.

           The Karoo beds are largely undifferentiated and often poorly exposed and covered by recent Nyasa alluvial sediments. These sediments fill most of Nyasa plains and are poorly consolidated lacustrine deposits. The river valleys contain a patchy distribution of conglomeratic pebbly beds together with considerable amounts of volcanic tuff. The basement Paleoproterozoic rocks consisting of mylonitic migmatites, granulites and quartzites have been cut by a series of northwest trending faults.

           The geology of Chimala-Igurusi property consists of assemblage of Paleoproterozoic continental sediments with lavas that lie unconformably on the Archean (>2.5 Ga.) basement metamorphic rocks. Younger gabbroic intrusive rocks are common and have formed a series inselbergs that transect the continental rocks in the southwestern and central Chamoto Hill area.

Horizontally bedded sedimentary rocks, comprising of colluviums and alluvial gritty sands cover most of the property. Alluvial clays intercalated with colluviums cover the northeastern part of the license. Siliceous clays are found north and east of Chamoto Hill. The structural set-up of Chimala-Igurusi prospect is a series of complicated intrusive gabbros, extensive fracture jointing and faulting. The argillitic rocks, namely shale have been folded with fold axes plunging to the south.

Exploration Strategy

           In order to define possible drill targets, the first phase of proposed exploration will be to:

  Undertake detailed mapping,
  Sampling and ground radiometric survey

           Success of this first phase will lead to an understanding of the location and extension of the anomalous radioactive trends from which second phase can be initiated:

  Shallow RAB drilling
  Prioritize targets
  Trenching and detailed ground sampling
  RC/Diamond drilling on specified targets with the focus to obtain initial mineral resource estimates.

Njombe Project

           The Njombe Uranium Project is comprised of one (1) Prospecting and Reconnaissance License (Table 2, Map 32).

Map 32. Location map of the Njombe Uranium Project.

Location and Access

           Njombe property is centrally located at the junction of survey sheets in the QDS 260, 261, 273 and 274. The town of Njombe is situated 25km to the east of the property (Map 32). The property is surrounded by numerous small villages. Road access is restricted to a network of dirt roads and tracks that require 4X4 vehicles to access the property during the rainy season.

Physiography, Climate, Vegetation and Water

           The topography is dominated by gently rolling grass covered ridges and valleys in the northern parts which develop into sandy plains to the south.

           The climate at the property is mainly continental and strongly influenced by the high elevation of the area, which is generally between 1500m and 2300m above sea level. The region is also characterized by strong wind and dust. Temperatures are often several degrees colder. Fog occurs during the winter season. Precipitation is moderate.

History

           Geosurvey International undertook an airborne magnetic, radiometric and VLF-EM survey across the area from 1997-1980. Geo Can Resources Company Limited undertook an assessment of the data in 2007, which defined the existence of elevated uranium values following a northwest trend through the middle of the license.

Regional Geology

           The Ubendian System consisting of proterozoic quartz-feldsparthic granular gneiss, migmatite, underlies geology of the area and amphibolite rocks. The northeast part of the license is dominated by palaeoproterozoic granitoid consisting essentially of late- to post-orogenic granite and granodiorite. Recent alkaline volcanic rocks are found in the northwest part of the license area. The remainder of the license consists of a northwest-southeast trending belt of Mesoproterozoic age metasediments, migmatites and orthogneiss that is interpreted to form part of the Ukingan Group. To the south the Unebian rocks are exposed. Northwest-southeast trending bands of meta-gabbro, anorthosite and ultramafic rocks occur to the west and southwest of the license.

           Uranium mineralization is thought to be associated with structural unconformities within the Proterozoic rocks as well as being related to the intrusive granite of the Ilunga series.

Exploration Strategy

           Based on the radiometric data obtained by Geosurvey International, a large uranium and thorium anomaly were shown to occur in the northeast part of property that follows a northwest trend through the middle of the license. Follow up exploration is aimed to ground test this anomaly. Mapping and geochemical sampling by a hand held scintillometer will not only provide a geological model for the style of Uranium mineralization but will also assist to prioritize higher grade uranium targets within the anomalous area for follow-up evaluation

Lake Rukwa Project

           The Lake Rukwa Uranium License forms the Rukwa Project, situated to the east of Lake Rukwa (Table 2 and Map 33).

Map 33. Location map of the Rukwa Uranium License that forms the Rukwa Project

Location and Access

           The Rukwa Lake project, covering a total of 268.80 km2, is located 45km west of Lake Rukwa and 150km northwest of Mbeya in southwest Tanzania (Map 33). Access to the town of Njombe, located 25km to the east of the property, from Mbeya, is good. Numerous small villages surround the property and road access is restricted to a network of dirt roads and tracks that require 4X4 vehicle usage during the wet season.

Physiography, Climate, Vegetation and Water

           The major topographic feature of the property is the Rukwa fault scarp, which follows a northwest trend, from the southeast corner of the property and cutting the northern boundary. The Lukwaiti River, due to the uplift of the fault scarp, has incised into the western corner of the license. Over the remainder of the license the drainage is mature, and "mbuga" soils are developed in the upper reaches of most of the rivers and streams. The country is almost entirely covered with "miombo" forest except for the carbonatite hill lying outside but immediately adjacent to the northern boundary of the license. This hill is grass covered, with dense vegetation growing in the gullies. Thorn bushes and scattered small trees grow over areas where dark-red soils are prevalent.

           The climate at the property is mainly continental and strongly influenced by the high elevation of the area, which is generally between 3500 ft (1060m) and 4000 ft (1220m) above mean sea level.

History

           Geosurvey International conducted countrywide airborne radiometric and magnetic surveys over the area from 1979 to 1980 along 1km spaced flight lines. No recent exploration undertaken on the license area is known.

Regional Geology

           The property is mostly underlain by syn- and post-orogenic granite and granodiorite. To the north of the license boundary, gneisses and metasediments of the Mesoproterozoic-age Karagwe-Ankolean System dominate the bedrock. A carbonatite plug, referred to as the Rukwa Lake Carbonatite occurs immediately adjacent to the northwest corner of the license and is also reflected as a radiometric anomaly.

Exploration Strategy

           Follow-up field investigation into the radiometric anomalies as outlined by Geosurvey International is to take place by mapping and ground radiometric surveys in order to define and prioritize targets for focused exploration.

Mkuju and Mkuju East Project

           The Mkuju Uranium Projects comprising of the Mkuju (PLR4644/2007) and Mkuju East (PLR4692/2007), were granted as Prospecting and Reconnaissance Licenses (Table 2, Map 34)

Map 34. Location map of the two Mkuju Licenses, situated within the Selous Game Reserve.

Location and Access

           The Mkuju and Mkuju East licenses are located within the northern and southern parts respectively of the Selous National Game Reserve in the Liwale and Kilombero Districts approximately 210km southwest of Dar Es Salaam town and about 50km north of the town of Madaba. Although a good tarmac road connects Dar to the game reserve, roads within the license area are limited to few areas in which 4X4 vehicles are required during the rainy season.

Physiography, Climate, Vegetation and Water

           The Mkuju area appears as an erosional window with a well-developed dendritic drainage pattern within a large mesa plain. The Rufiji River divides the Mkuju license. The Vegetation consists of scrub bush, elephant grass and a few hardwood trees, although the mesa areas may be covered by thick forest. Since this is a game reserve, there are no villages present.

History

           Geosurvey International undertook an airborne magnetic, radiometric and VLF-EM survey over the area from 1977 to 1980. No other known work has been undertaken on the properties.

Regional Geology

           The western half of the Mkuju license is underlain by basement metamorphic rocks of the Mozambique Belt. Elsewhere in the region and on the Mkuju East license the basement rocks are overlain by continental and marine sedimentary formations of the Karoo System, which essentially form the Selous Sedimentary Basin. The Selous Rift Basin extends over 550km in length and has a width of up to 180km. Significant areas of the license are covered by recent colluviums. The Madaba uranium occurrences are found within the very coarse-grained felspathic sandstones with minor interbedded siltstones of the Karoo Formation.

           During 1980 Uranerzbergbau commenced drilling at Madaba and completed 23 diamond holes, which delineated a 4km by 300m zone of mineralization. Three 500m-spaced drill fences of percussion holes outlined a resource of 700 tons of U3O8 .

Exploration Strategy

           It has recently been decided by the Company that these two licenses should be relinquished back to the Government due to the fact that they lie within a National Game Reserve. Not only are there inherent problems in undertaking exploration in the park, but the chances of being able to obtain a mining license to exploit any future discovered resource are slim.

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

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

           From April 1, 2009 to July 14, 2010 we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K, except as follows:

           On January 21, 2009 Lake Victoria issued into an option to purchase prospecting license agreement with Geo Can Resources Ltd. to acquire prospecting license PL2806/2004 at Geita area in Geita District. The total consideration includes an aggregate cash payment of $200,000 and issuance of 5,500,000 shares of common stock. On February 13, 2009, the Company issued 4,000,000 shares of common stock at a fair value of $1,840,000. These shares were subsequently cancelled as a part of the reverse acquisition with Kilimanjaro. The Company issued these shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or relying on Section 4(2) of the Securities Act of 1933.

           On April 15, 2010, the Company issued 153,525 restricted shares of common stock and $21,265, for geological and business development services provided by a consultant. The services were valued at $71,265. The Company issued these shares to an accredited investor relying on Regulation D and/or Section 4(2) of the Securities Act of 1933.

           On April 15, 2010, the Company issued 85,000 restricted shares of common stock for consulting and business development services provided by a consulting company. The services were valued at $27,200. The Company issued these shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or relying on Section 4(2) of the Securities Act of 1933.

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

The Company sold these units to 5 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions relying on Regulation S and/or relying on Section 4(2) of the Securities Act of 1933.

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

          During January 2010, the Company ’s management reevaluated its accounting treatment of the presentation of its business combination and the related relationships with related parties. The Company has made several changes to the narrative sections of the filings and restated its financial statements to conform to our understanding of the relative effects of this reevaluation.

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

           As of March 31, 2010 and 2009, our total assets were $1,559,532 and $482,329, and our total liabilities were $890,919 and $730,711, respectively.

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

BEHLERMICK PS
BehlerMick PS
Spokane, Washington
July 13, 2010

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$955,401	$530,569
Advances and deposits	4,224	3,792
Advances to related party	499,043	1,537,849
Total Current Assets	1,458,668	2,072,210

PROPERTY AND EQUIPMENT, NET	100,864	8,322

TOTAL ASSETS	$1,559,532	$2,080,532

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$99,736	$24,344
Accounts payable-related party	700,523	334,914
Acquisition liabilities – related parties	61,482	300,000
Accrued expenses	-	125,000
Other payables	29,178	-
Total Current Liabilities	890,919	784,258

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.00001 par value: 100,000,000 authorized, no shares outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized 67,871,225 and 26,522,808 shares issued and outstanding, respectively	679	266
Additional paid-in capital	9,110,183	2,935,914
Subscription receivable	(20,000)	(13,280)
Accumulated deficit during exploration stage	(8,422,249)	(2,315,005)
	668,613	607,894

NON-CONTROLLING INTEREST	-	688,380
Total Stockholders' Equity (Deficit)	668,613	1,296,274

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$1,559,532	$2,080,532

The accompanying notes are an integral part of these consolidated financial statements

LAKE VICTORIA MINING, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year	December 11, 2006
	Ended	Ended	(Inception) to
	March 31, 2010	March 31, 2009	March 31, 2010
REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	1,455,998	91,961	1,668,827
Amortization and depreciation expenses	10,727	2,869	13,881
Professional fees	1,455,922	425,173	2,463,671
Management and director fees	198,017	120,500	422,017
Travel and accommodation	114,842	56,630	310,120
Impairment of mineral property acquisition costs	3,935,611	6,465,300	10,400,911
Exploration costs	803,810	1,014,167	1,817,977
Total operating expense	7,974,927	8,176,600	17,097,404

LOSS FROM OPERATIONS	(7,974,927)	(8,176,600)	(17,097,404)

OTHER INCOME (EXPENSES)
Other income from professional services	-	-	15,900
Gain (loss) on long-term investments	10,000	(5,000)	5,000
Exchange loss	(70,153)	-	(70,153)
Interest income	1,133	4,235	5,475
Interest expense	(522)	-	(522)
Total other expenses	(59,542)	(765)	(44,300)

LOSS BEFORE TAXES	(8,034,469)	(8,177,366)	(17,141,705)

INCOME TAX EXPENSE (BENEFIT)	-	-	-

NET LOSS	$(8,034,469)	$(8,177,366)	$(17,141,705)

LOSS ATTRIBUTABLE TO NON- CONTROLLING INTEREST	1,927,226	6,776,084	8,719,456

NET LOSS ATTRIBUTABLE TO PARENT	$(6,107,243)	$(1,401,281)	$(8,422,249)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.12)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	49,105,191	25,204,200

The accompanying notes are an integral part of these consolidated financial statements

LAKE VICTORIA MINING, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
	For the Year	For the Year	December 11, 2006
	Ended	Ended	(Inception) to
	March 31, 2010	March 31, 2009	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,107,243)	$(1,401,281)	$(8,422,249)
Adjustments to reconcile net loss to net cash
Amortization and depreciation	10,727	2,869	13,881
Loss in subsidiary attributed to non-controlling interest	(1,927,226)	(6,776,084)	(8,719,456)
Impairment of mineral property acquisition costs	3,935,611	6,465,300	10,400,911
Share payments for consulting services	2,292,623	-	2,490,123
Restructuring charges	(110,029)	-	(110,019)
Loss(gain) on other investment	(10,000)	5,000	(5,000)
Directors' compensation share payments	35,000	-	35,000
Provided (used) by operating activities:
Decrease (Increase) in accounts receivable	(423)	(63,792)	(64,218)
Decrease(Increase) in advances to related party	978,837	(500,268)	(499,043)
Increase in accounts payable	500,973	640,662	860,261
Increase(Decrease) in accounts payable - related party payable	(238,518)	-	61,482
Increase (Decrease) in accrued expenses	(125,000)	48,710	-
Increase (Decrease) in other payables	29,178	(79)	29,178
Net cash used by operating activities	(735,492)	(1,578,964)	(3,929,151)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant, and equipment	(103,269)	(7,706)	(114,745)
Cash payment for acquisition of mineral properties	(2,135,611)	(585,000)	(2,720,611)
Proceeds of subsidiary stock issuances	-	1,500,000	1,600,300
Purchase of investment	-	(5,000)	(5,000)
Proceeds from sale of investment	10,000	-	10,000
Net cash provided(used) from investing activities	(2,228,880)	902,294	1,230,056

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	3,389,205	851,684	6,128,609
Payment for cancellation of stock	-	-	(14,000)
Related party payable proceeds	-	-	420
Related party payable payments	-	(420)	(420)
Net cash provided by financing activities	3,389,205	851,264	6,114,609

Net increase (decrease) in cash and cash equivalents	424,832	174,594	955,401

CASH AT BEGINNING OF PERIOD	530,570	355,975	-

CASH AT END OF PERIOD	$955,401	$530,569	$955,401

SUPPLEMENTAL CASH DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$(522)	$-	$(522)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for subscription receivable	$20,000	$-	$33,275
Investment acquired through payable	$8,000	$30	$8,030
Receivable exchange for long term investment	$10,000	$-	$10,000
Share payments for mineral interest acquisition costs	$1,800,000	$5,880,300	$7,680,300
Accounts receivable exchange for acquiring mineral interest	$1,039,981	$-	$1,039,981
Accounts receivable exchange for long term investment	$460,019	$-	$460,019

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

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents. As of March 31, 2010 and 2009, the Company has $850,435 and $530,569, respectively, deposited at an FDIC insured banks in the United States and $104,966 deposited at an insured bank in Tanzania. FDIC deposit insurance covers the balance of each depositor’s account for $150,000 per insured bank. The Deposit Insurance Board in Tanzania insures up to 1,500,000 Tanzanian Schillings (approximately, $1,050USD as of March 31, 2010) per customer per bank. Any amount beyond the basic insurance amount may expose the Company to loss.

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

Mineral Properties
Under US GAAP mineral property acquisition costs are ordinarily capitalized when incurred using FASB ASC Topic 805-20-55-37, Whether Mineral Rights are Tangible or Intangible Assets. The carrying costs are assessed for impairment under ASC Topic 360-36-10-35-20, Accounting for Impairment or Disposal of Long-Lived Assets whenever events or changes in circumstances indicate that the carrying costs may not be recoverable.

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

Since the Company is unable to support continued capitalization of acquisition costs, the Company has recognized impairment charges of $6,465,300 and $3,935,611 for the 2009 and 2010 fiscal year, respectively.

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

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 5 - PROPERTY AND EQUIPMENT

At March 31, 2010 and 2009, property and equipment consisted of the following:

Table 1: Property and Equipment Acquisition Cost and Accumulated Amortization

Category	As at 03/31/2010			As at 03/31/2009
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Machinery and equipment	87,360	7,280	80,080	-	-	-
Furniture and equipment	4,489	612	3,877	-	-	-
Computer and software	22,896	5,989	16,90 7	11,476	3,154	8,322

	$114,745	$13,881	$100,864	$11,476	$3,154	$8,322

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

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Costs of acquiring mineral properties are capitalized by project area upon purchases of the associated claims. When costs are capitalized, mineral properties are periodically assessed for impairment. Cost to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production station stage, any related capitalized cost will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Since the Company is unable to support continued capitalization of acquisition costs, the Company has recognized impairment charges of $6,465,300 and $3,935,611 for the 2009 and 2010 fiscal year, respectively.

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

The following is the status of our projects,

Table 2: The continuity of mineral properties acquisition cost

	Kalemela	State Mining	Geita	Kinyambwiga	Singida	Other
	Gold Project	Project	Project	Project	Project	Projects	Total
	(a)	(b)	(c)	(d)	(e)	(g)
Balance, March 31, 2008	$-	$-	$-	$-	$-	$-	$-
Related payments:
Cash Consideration	325,000	60,000	200,000	-	-	-	585,000
Share issued for Mining properties	3,250,300	100,000	2,530,000	-	-	-	5,880,300
Accrued liabilities	-	-	-	-	-	-	-
	3,575,300	160,000	2,730,000	-	-	-	6,465,300

Balance, March 31, 2009	$3,575,300	$160,000$	$2,730,000	$-	$-	$-	$6,465,300

Related payments:
Cash Consideration Note(1)	67,825	30,000	22,608	122,608	904,148	926,940	2,074,129
Share issued for Mining properties	-	-	-	1,800,000	-	-	1,800,000
Accrued liabilities	-	-	-	-	61,482	-	61,482
	67,825	30,000	22,608	1,922,608	965,630	926,940	3,935,611

Balance, March 31, 2010	$3,643,125	$190,000	$2,752,608	$1,922,608	$965,630	$926,940	$10,400,911

Note(1): Total cash consideration includes Accounts Receivable of $1,039,981 exchanged for mineral properties.

Table 3 : The continuity of mineral properties exploration expenditures

	Kalemela	State Mining	Geita Project	Kinyambwiga	Singida	Uyowa	Total
	(a)	(b)	(c)	(d)	(e)	(g)
Balance, March 31, 2008	$-	$-	$-	$-	$-	$-	$-

Exploration expenditures:
Camp, Field Supplies and Travel	111,000	-	34,000	-	-	-	145,000
Drilling Cost	-	-	188,601	-	-	-	188,601
Geological consulting and Wages	169,280	-	87,540	-	-	-	256,820
Geophysical and Geochemical	180,748	-	60,156	-	-	-	240,904
Parts and equipment	16,000	-	-	-	-	-	16,000
Project Administration fee	72,150	-	22,100	-	-	-	94,250
Vehicle and Fuel expenses	69,792	-	2,800	-	-	-	72,592
	618,970	-	395,197	-	-	-	1,014,167

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

Post-acquisition Issuances
On January 28, 2010, the Company opened a private placement offering a maximum of 10,473,000 units at $0.20 per unit. Each unit consisted of one share of common stock and one redeemable warrant. One redeemable warrant and payment of $1.25 entitles the holder to purchase one additional share of common stock. The exercise period of the redeemable warrants is thirty-six months from January 28, 2010. As of March 31, 2010, the Company received a total cash payment of $1,448,730 and subscription receivable of $20,000 for 7,343,650 units. The Company recorded a financing fee of $11,500 to be paid. As of May 19, 2010, the Company issued additional 3,129,350 units for cash of $645,870. (See Note 14)

The fair value of the 7,343,650 warrants was estimated using the Black-Scholes pricing model based on the following assumptions: dividend yield of 0%; risk-free interest rate of 1.44%; expected life of three years; and volatility of 212%. A fair value of $134,025 was estimated.

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

NOTE 11 - STOCK WARRANTS

On January 28, 2010, the Company opened a private placement offering a maximum of 10,473,000 units at $0.20 per unit. Each unit consisted of one share of common stock and one redeemable warrant. One redeemable warrant and payment of $1.25 entitles the holder to purchase one additional share of common stock. The exercise period of the redeemable warrants is thirty-six months from January 28, 2010. As of March 31, 2010, the Company received a total cash payment of $1,448,730 and subscription receivable of $20,000 for 7,343,650 units. The Company recorded a financing fee of $11,500 to be paid. As of May 19, 2010, the Company issued additional 3,129,350 units for cash of $645,870. (See Note 14)

LAKE VICTORIA MINING COMPANY, INC.
(FORMERLY KNOWN AS KILIMANJARO MINING COMPANY, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

On December 31, 2009, the Company completed a private placement of 2,701,001 units at $0.60 per unit for cash of $1,574,704, net of cost of $45,900. Each unit consists of one share of common stock and one redeemable warrant. Two redeemable warrants and payment of $1.25 entitles the holder to purchase one additional share of common stock. The exercise period of the redeemable warrants is thirty-six months from September 9, 2009. As of September 30 and December 31, 2009, the Company received $120,000 and $1,464,704, respectively.

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

           Based on the material weakness described above, management has concluded that as of March 31, 2010, the Company’s internal control over financial reporting was not effective based on the criteria in Internal control – Integrated framework issued by the COSO.

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

Changes in Internal Controls

           There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

           The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Roger Newell 1781 Larkspur Drive Golden, Colorado 80401	67	President, principal accounting officer, principal executive officer, principal financial officer and a member of the board of directors.

Heidi Kalenuik 2055 Queens Ave West Vancouver, BC V7V 2X8 Canada	43	Secretary, treasurer and a member of the board of Directors.

Ahmed A. Magoma P.O Box 80079 Dar es Salaam Tanzania	43	Director.

Ian A. Shaw 98 Crimson Millway Toronto, Ontario, Canada M2L 1T6	70	Director, Chairman of Audit Committee

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
Private Company

Ian A Shaw Member of the Board of Directors, Chairman of the Audit Committee

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

Place of
Name of reporting Issuer	Position Held	Issuing	From	To
Pelangio Exploration Inc. a Canadian company with gold exploration properties in Ghana and Canada	Director	TSX Venture	Sep-95	Present
Weda Bay Minerals Inc., a Canadian company based in Australia with a nickel exploration property in Indonesia	Secretary	TSX Venture	Dec-99	Nov-07
Unor Inc. (formerly Hornby Bay Exploration Limited), a Canadian company with uranium exploration property in Canada	Vice President, Finance and CFO	TSX Venture	May-05	Nov-08
Mexgold Resources Inc., a Canadian company with gold exploration properties in Mexico	Director	TSX Venture	Apr-02	Jul-05
Gammon Lake Resources Inc., a Canadian company with gold exploration and production in Mexico	Director	TSX Venture	Nov-04	Jul-05
Capital Gold Corporation, A United States company with a gold producing property in Mexico	Director	TSX & OTC-BB	Mar-06	Aug-09
Centenario Copper Corporation, a Canadian company with copper exploration properties in Chile	Chief Financial Officer	Private	Apr-06	Apr-07
Olivut Resources Ltd., a Canadian company with diamond exploration properties in Canada and Uruguay	Chief Financial Officer	TSX Venture	Jan-07	Present
Gunnison Minerals Inc., a Canadian company with a copper exploration property in the United States	Chief Financial Officer	TSX Venture	Mar-08	Jul-08
Richmond Minerals Inc., a Canadian company with gold exploration properties in Canada	Chief Financial Officer	TSX Venture	Oct-08	Present
Lake Victoria Mining Company, Inc., a United States Company with gold exploration properties in Tanazania	Director	OTC-BB	Mar-10	Present
Shaw & Associated, a private proprietorship in Canada	Managing Director		Oct-93	Present

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

Audit Committee and Charter

            Our audit committee consists of our entire board of directors. One of our directors , Ian Shaw is independent and is the designated Chair of the Committee when it is constituted. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter was filed with the Securities and Exchange Commission on June 26, 2008 with our Form 10-K.

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

Section 16(a) of the Securities Exchange Act of 1934

           As of the date of this report, we are subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.          EXECUTIVE COMPENSATION.

            The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2010; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we collectively refer to as the “named executive officers”, for the fiscal years ended March 31, 2010 and 2009, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa tion ($)	Nonqualified Deferred Compensation - Earnings ($)	All Other Compensa -tion ($)	Total ($)
Roger Newell President, Chief Executive Officer and Chief Financial Officer	2010 2009	$85,000(1) Nil	Nil Nil	$25,000(1),(2) Nil	Nil Nil	Nil Nil	$27,500(1) Nil	Nil Nil	$137,500 Nil
Heidi Kalenuik Secretary, Treasurer	2010 2009	$93,500(3) Nil	Nil Nil	$98,125(3),(4) Nil	Nil Nil	Nil Nil	$2,125(3) Nil	Nil Nil	$193,750 Nil

(1)

During the fiscal year ended March 31, 2010, Mr. Roger Newell provided geological professional service to our wholly owned subsidiary, Kilimanjaro Mining Company. He received $85,000 in cash, $12,500 in restricted common shares of our company and $12,500 in common shares of Kilimanjaro Mining Company and deferred compensation of $27,500 to be paid for his services rendered.

(2)

On April 15, 2009, Mr. Roger Newell received 25,000 restricted common shares with a value of $12,500. The shares were valued at $0.50 per share, which was the closing price of our common shares on April 15, 2009. In June 2009, our wholly owned subsidiary, Kilimanjaro Mining Company, granted 50,000 shares of its common stock to Mr. Newell with a value of $12,500. These shares were valued at $0.25 per share, which was the offering price of the private placement conducted by Kilimanjaro Mining Company in May 2009.

(3)

During the fiscal year ended March 31, 2010, Mrs. Heidi Kalenuik received management fees from our wholly owned subsidiary, Kilimanjaro Mining Company, of $93,500 in cash, $12,500 in restricted common shares of our company and $85,625 in common shares of Kilimanjaro Mining Company and deferred compensation of $2,125 to be paid for her services rendered.

(4)

On April 15, 2009, Mrs. Heidi Kalenuik received 25,000 restricted common shares with a value of $12,500. The shares were valued at $0.50 per share, which was the closing price of our common shares on April 15, 2009. In June 2009, our wholly owned subsidiary, Kilimanjaro Mining Company, granted 342,500 shares of its common stock to her with a value of $85,625. These shares were valued at $0.25 per share, which was the offering price of the private placement conducted by Kilimanjaro Mining Company in May 2009.

Employment Contracts

            Roger Newell provided management and geological consulting services to the Company in consideration of which the Company paid Mr. Newell a consulting fee of $10,000 per month. The consulting agreement was on a month to month basis with no formal contract and the payment was made by our wholly owned subsidiary company, Kilimanjaro Mining Company Inc.

            Heidi Kalenuik provided administrative and management consulting services to the Company in consideration of which the Company paid Mrs. Kalenuik a consulting/management fee of $8,500 per month. The consulting agreement was on a month to month basis with no formal contract and the payment was made by our wholly owned subsidiary company, Kilimanjaro Mining Company Inc.

Outstanding Equity Awards at Fiscal Year-End

            As of the end of our last completed fiscal year, March 31, 2010, no named executive officer or director owned any stock options or unvested stock awards.

Director Compensation

            The following table sets forth for each director who is not a named executive officer certain information concerning his compensation for our fiscal year ended March 31, 2010.

	DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Ahmed Magoma	86,633 (1)	42,500 (2)	Nil	Nil	Nil	Nil	129,133
Ian A. Shaw	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)

Mr. Ahmed Magoma is a director of Lake Victoria Mining Company, Inc. and its two subsidiaries, Kilimanjaro Mining Company, Inc. and Lake Victoria Resources (T) Limited. and he is an employee of Lake Victoria Resources (T) Limited. During the fiscal year ended March 31, 2010, he received total director’s fee of $11,000 from Lake Victoria Mining Company. During the fiscal year ended March 31, 2010, Ahmed was paid salary of $30,633 from Lake Victoria Resources (T) Limited; his monthly gross pay was $6,126). He received $45,000 in fees in connection with services provided during the acquisition of the Singida property licenses in 2009.

(2)

On April 15, 2009, Ahmed Magoma received 10,000 restricted common shares with a value of $5,000. The shares were valued at $0.50 per share, which was the closing price of our common shares on April 15, 2009. In June 2009, our wholly owned subsidiary, Kilimanjaro Mining Company, granted 150,000 shares of its common stock to Mr. Magoma with a value of $37,500. These shares were valued at $0.25 per share, which was the offering price of the private placement conducted by Kilimanjaro Mining Company in May 2009.

Aggregated Options Exercised in the Year Ended March 31, 2010 and Year End Option Values

            There were no stock options exercised during the year ended March 31, 2010.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Name of Beneficial Owner	Direct Amount of Beneficial Owner	Position	Percent of Class
Roger A. Newell	825,000	President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer and a member of the Board of Directors	1.16%

Heidi Kalenuik	16,186,000	Secretary, Treasurer and a member of the Board of Directors	22.80%

Ahmed A. Magoma	673,750	Member of the Board of Directors	0.95%

Ian A. Shaw	100,000	Member of the Board of Directors	0.14%

All officers and directors as a group (4 individuals)	17,784,750		25.05%

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

            On May 15, 2009, Kilimanjaro Mining Company, Inc., signed a Mineral Financing Agreement with Ahmed Magoma, a director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area of Tanzania. The agreement was entered into as a result of certain requirements under the Tanzania Mining Act as it relates to the ability to hold title to Primary Mining Licenses. The Mining Act allows only a Tanzanian national or a Tanzanian corporation that is 100% owned by Tanzanian nationals to hold title to PMLs. As a result, the Company entered into the Mineral Financing Agreement along with a Statutory Declaration and Declaration of Trust with Mr.Magoma (a Tanzanian National) to facilitate the optioning, exploration and purchase of the PML’s at the Singida gold project. Upon application, approval and the issuing of a Special Mining License that is comprised of two or more of the PMLs in the Singida project area, the Company will become the registered owner on title.

As of March 31, 2010, Mr. Magoma entered into Mineral Properties Sales and Purchase agreements with various PML owners. 22 PML Option to Purchase agreements have been completed and these PMLs have been 100% acquired and the Company has the option to acquire 37 additional and different PMLs in the Singida area. Under the terms of these agreements, if the option to purchase is completed on all these PMLs, then the total purchase consideration will be $7,029,404. The Company paid Mr. Magoma $45,000 in fees for services provided him during the acquisition of these PMLs.

            The Company has, through its subsidiary Kilimanjaro Mining Company, advanced funds to Geo Can Resources Company Limited (“Geo Can”), a related company with shared common directors, Mr. Ahmed Magoma, Heidi Kalenuik (until January 8, 2008) and David Kalenuik (until May 31, 2009). The advances bear no interest, are unsecured and are due on demand. The unencumbered funds advanced to Geo Can would be refundable to the Company. The advances as of March 31, 2010 have not been offset against payables nor had any encumbrances been reported to the Company. As of March 31, 2010, the Company advanced $449,043 to Geo Can through direct payment to some contracted suppliers of Geo Can which included service invoices for drilling, technical consulting, property rentals, geophysical equipment repairs and loans.

            Prior to incorporation of the Company’s wholly-owned subsidiary in Tanzania, Lake Victoria Resources (T) Limited, and prior to the completion of the share exchange agreement with Kilimanjaro, Lake Victoria entered into option agreements with Geo Can. According to the terms of the option agreements the Company was required to perform geological exploration of the optioned properties and subsequently it contracted with Geo Can, to perform exploration services on all of these properties. As of March 31, 2010, the Company owed $700,523 to Geo Can for exploration services that it had provided primarily on the Kalemela project licenses PL2747, 2910 and 3006; Geita project license PL2806 and Kinyambwiga project license PL4653. The outstanding amounts are non-interest bearing, unsecured and due on demand.

            Since November, 2009 the Company has used its wholly owned subsidiary Lake Victoria Resources (T) Limited to perform all exploration and contracting within Tanzania. Geo Can, a Tanzania corporation, was initially founded by three common directors of the Company to identify prospective mineral properties in Tanzania. Through time Geo Can had acquired a portfolio of prospective licenses. On May 4, 2009, Kilimanjaro completed a Property Purchase Agreement with Geo Can. Under the terms of the agreement Kilimanjaro acquired 100% interests of the mineral property assets of Geo Can, which included 33 gold prospecting licenses and 13 uranium licenses. Prior to the closing of the Property Purchase Agreement between Geo Can and Kilimanjaro, Geo Can had entered into Option to Purchase Property agreements, regarding some of its resource properties, with Lake Victoria. As of the execution of the Property Purchase Agreement, May 5, 2009, Geo Can no longer had any interest in those prior property agreements with Lake Victoria. Pursuant to the Property Purchase Agreement, 24 PML’s which are part of the Kinyambwiga Project and which are recorded in Mr. Magoma’s name and are to be transferred over to the Company at a future date.

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

PART IV. OTHER INFORMATION

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

           The following documents are included herein:

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
2.1	Stock Exchange Agreement With Kilimanjaro Mining Company, Inc. And Their Selling Shareholders.	10-Q	11/23/09	2.1
3.1	Articles of Incorporation.	SB-2	6/26/07	3.1
3.2	Bylaws.	SB-2	6/26/07	3.2
3.3	Memorandum And Articles Of Association Of Lake Victoria Resources (T) Limited.	10-Q	11/23/09	3.1
4.1	Specimen Stock Certificate.	SB-2	6/26/07	4.1
10.1	License.	SB-2	6/26/07	4.1
10.2	Amendment to License Agreement, dated June 3, 2008.	10-K	6/26/08	10.2
10.3	Option Agreement with Geo Can Resources Company Limited.	10-K	7/14/09	10.3
10.4	Binding Letter Agreement with Kilimanjaro Mining Company Inc.	10-K	7/14/09	10.4
10.5	Consulting Services Agreement With Stocks That Move.	10-Q	11/23/09	10.1
10.6	Consulting Agreement With Robert Lupo.	10-Q	2/22/10	10.1
10.7	Addendum to the Consulting Agreement with Robert Lupo.	10-Q	2/22/10	10.2
10.8	Finder’s Fee Agreement with Robert A. Young and The RAYA Group.	10-K	6/26/08	10.8
10.9	Termination of the Consulting Agreement with Robert Lupo.	10-K	6/26/08	10.9
10.10	Consulting Agreement with Clive Howard Matthew King.	10-K	6/26/08	10.10
14.1	Code of Ethics.	10-K	6/26/08	14.1
21.1	List of Subsidiaries				X
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Office pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.2	Audit Committee Charter.	10-K	6/26/08	99.2
99.3	Disclosure Committee Charter.	10-K	6/26/08	99.3

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE VICTORIA MINING COMPANY, INC.

BY:	/s/ David Kalenuik
David Kalenuik
President and Chief Executive Officer
(Principal Executive Office)

Date:	January 18, 2011

BY:	/s/ Ming Zhu
Ming Zhu
Chief Financial Officer
(Principal Accounting Officer and Principal
Financial Officer)

Date:	January 18, 2011

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ David Kalenuik
David Kalenuik	President, Chief Executive Officer and a member of the Board of Directors	January 18, 2011

/s/ Roger Newell
Roger Newell	Chairman of the board and Director	January 18, 2011

/s/ Heidi Kalenuik
Heidi Kalenuik	Secretary, Treasurer and Director	January 18, 2011

/s/ Ahmed A. Magoma
Ahmed A. Magoma	Director	January 18, 2011

/s/ Ian A. Shaw
Ian A. Shaw	Director	January 18, 2011

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
2.1	Stock Exchange Agreement With Kilimanjaro Mining Company, Inc. And Their Selling Shareholders.	10-Q	11/23/09	2.1
3.1	Articles of Incorporation.	SB-2	6/26/07	3.1
3.2	Bylaws.	SB-2	6/26/07	3.2
3.3	Memorandum And Articles Of Association Of Lake Victoria Resources (T) Limited.	10-Q	11/23/09	3.1
4.1	Specimen Stock Certificate.	SB-2	6/26/07	4.1
10.1	License.	SB-2	6/26/07	4.1
10.2	Amendment to License Agreement, dated June 3, 2008.	10-K	6/26/08	10.2
10.3	Option Agreement with Geo Can Resources Company Limited.	10-K	7/14/09	10.3
10.4	Binding Letter Agreement with Kilimanjaro Mining Company Inc.	10-K	7/14/09	10.4
10.5	Consulting Services Agreement With Stocks That Move.	10-Q	11/23/09	10.1
10.6	Consulting Agreement With Robert Lupo.	10-Q	2/22/10	10.1
10.7	Addendum to the Consulting Agreement with Robert Lupo.	10-Q	2/22/10	10.2
10.8	Finder’s Fee Agreement with Robert A. Young and The RAYA Group.	10-K	6/26/08	10.8
10.9	Termination of the Consulting Agreement with Robert Lupo.	10-K	6/26/08	10.9
10.10	Consulting Agreement with Clive Howard Matthew King.	10-K	6/26/08	10.10
14.1	Code of Ethics.	10-K	6/26/08	14.1
21.1	List of Subsidiaries				X
31.2	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes- Oxley Act of 2002.				X
31.1	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes- Oxley Act of 2002.				X
32.1	Certification of Chief Executive Office pursuant Section 906 of the Sarbanes- Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.2	Audit Committee Charter.	10-K	6/26/08	99.2
99.3	Disclosure Committee Charter.	10-K	6/26/08	99.3