Form 10-Q
period 2010-12-31
Lake Victoria Mining Company, Inc.
filed 2011-02-14
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to _________

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
Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of February 14, 2011, there were 76,346,900 shares of common stock, par value $0.00001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INSERT FINANCIAL STATEMENTS HERE

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)

December 31, 2010

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31,	March 31,
	2010	2010
	$	$
	(Unaudited)	(Audited)

ASSETS

Current Assets

Cash	119,474	955,401
Advances and deposits	37,384	4,224
Advances to related party (Note 3)	499,043	499,043

Total Current Assets	655,901	1,458,668

Property and Equipment (Note 4)	89,429	100,864

Total Assets	745,330	1,559,532

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	67,318	99,736
Accounts payable-related party (Note 3)	679,398	700,523
Acquisition liabilities	–	61,482
Other payables (Note 6)	10,587	29,178
Total Liabilities	757,303	890,919

Commitments and Contingencies (Notes 1 and 10)
Subsequent Events (Note 11)

Stockholders’ Equity (Deficiency)

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; No shares issued and outstanding (Note 8)	–	–

Common Stock, 250,000,000 shares authorized, $0.00001 par value; 76,346,900 shares issued and outstanding (March 31, 2010 - 60,527,575) (Note 8)	763	606

Additional Paid-in Capital	12,604,686	7,653,026

Common Stock and Warrants Issuable (Notes 8(c))	–	1,437,230

Deficit Accumulated During the Exploration Stage	(12,617,422)	(8,422,249)

Total Stockholders’ Equity (Deficiency)	(11,973)	668,613

Total Liabilities and Stockholders’ Equity (Deficiency)	745,330	1,559,532

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

					Accumulated From
					December 11, 2006
	Three Months Ended		Nine Months Ended		(Date of Inception) to
	December 31,		December 31,		December 31,
	2010	2009	2010	2009	2010
	$	$	$	$	$

Revenue	–	–	–	–	–

EXPENSES
Amortization and depreciation	6,030	3,763	17,617	5,210	31,498
Exploration costs (Note 7)	559,097	41,573	1,041,498	685,509	2,859,475
General and administrative	82,794	1,277,685	260,937	1,354,214	1,929,763
Impairment of mineral property acquisition costs (Note 7)	187,426	314,639	468,491	3,430,102	10,869,402
Management and director fees	28,500	3,000	88,500	51,767	510,517
Professional and consulting fees	116,678	308,964	616,783	1,486,449	3,080,454
Stock-based compensation (Note 9)	1,593,989	–	1,593,989	–	1,593,989
Travel and accommodation	18,515	39,299	56,018	85,667	366,138

Total Operating Expenses	2,593,029	1,988,923	4,143,833	7,098,918	21,241,236

Operating Loss	(2,593,029)	(1,988,923)	(4,143,833)	(7,098,918)	(21,241,236)

Other Income (Expenses)
Gain on long-term investments	–	–	–	10,000	5,000
Foreign exchange loss	(4,528)	(29,742)	(5,224)	(29,742)	(75,377)
Interest Income	487	388	2,164	842	7,639
Interest expense	(156)	(237)	(518)	(472)	(1,041)
Loss on debt settlement	(47,762)	–	(47,762)	–	(47,762)
Other Income	–	–	–	–	15,900
Total Other Income (Expenses)	(51,959)	(29,591)	(51,340)	(19,372)	(95,641)
Net loss	(2,644,988)	(2,018,514)	(4,195,173)	(7,118,290)	(21,336,877)
Net loss attributable to non-controlling interest	–	–	–	1,927,226	8,719,455
Net Loss Attributable to the Company	(2,644,988)	(2,018,514)	(4,195,173)	(5,191,064)	(12,617,422)
Net Loss Per Share – Basic and Diluted	(0.04)	(0.04)	(0.06)	(0.11)
Weighted Average Shares Outstanding	74,178,000	57,011,875	70,343,000	45,353,313

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Nine Months Ended
	December 31
	2010	2009
	$	$
Operating Activities
Net Income (Loss)	(4,195,173)	(5,191,064)
Adjustments to reconcile net loss to cash used in operating activities
Amortization and depreciation	17,617	5,210
Loss in subsidiary attributed to non-controlling interest	-	(1,927,226)
Restructuring charges	-	(110,019)
Impairment of mineral property acquisition cost	468,491	3,430,102
Loss on other investment	-	(5,000)
Share payment for consulting services	118.200	2,292,623
Directors' compensation share payments	-	35,000
Stock-based compensation	1,593,989	-
Changes in operating assets and liabilities:
Increase in advances and deposits	(33,160)	(77,083)
Decrease in advances to related party	-	461,193
Decrease in amounts due to related parties	(21,125)	-
Increase in accounts payable and accrued liabilities	69,618	485,828
Decrease in accounts payable – acquisition	(61,482)	(238,518)
Decrease in accrued expenses	-	(125,000)
Decrease in other payables	(18,591)	12,515
Net Cash Provided By (Used In) Operating Activities	(2,061,616)	(951,439)

Investing Activities
Acquisition of property, plant and equipment	(6,182)	(96,130)
Cash payment for acquisition of mineral properties	(468,491)	(1,052,493)
Proceeds from sale of investments	-	10,000
Net Cash Used In Investing Activities	(474,673)	(1,138,623)

Financing Activities
Proceeds from note payable	12,750	2,713
Repayment of note payable	(12,750)	-
Proceeds from issuance of stock, net	1,700,362	1,938,705
Net Cash Provided By (Used In) Financing Activities	1,700,362	1,941,418
Net Decrease In Cash	(835,927)	(148,644)
Cash at Beginning of Period	955,401	530,570
Cash at End of Period	119,474	381,926

Non-cash Investing and Financing Activities
Stock issued for services	118,200	2,292,623
Stock issued to settle amounts payable	102,037	–
Investment acquired through payable	–	30
Accounts payable exchanged for long-term investment	–	350,000
Share payments for mineral interest acquisition costs	–	1,800,000
Accounts receivable exchanged for mineral property acquisition	–	1,039,981
Accounts receivable exchanged for long-term investment	–	460,019

Supplemental Disclosures
Interest paid	518	472
Income taxes paid	–	–

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
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

As of December 31, 2010, none of the Company’s mineral property interests had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As shown in the accompanying financial statements, the Company has an accumulated deficit of $12,617,422 incurred through December 31, 2010 and a working capital deficit of $101,402 at December 31, 2010. The Company has no revenues. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to continue the exploration for gold and uranium. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern. The Company expects to be able to meet its necessary cash outflows based upon funds received from future investments and borrowings during its exploration period.

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

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2010, and the results of operations and cash flows for the three month and nine month periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month and nine month periods ended December 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarters or the entire year ending March 31, 2011. The interim unaudited consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto for the year ended March 31, 2010, included in the Company’s Amended Annual Report on Form 10-K/A filed on November 20, 2010 with the SEC.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
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

The Company follows the guidance in ASC 805, Business Combinations (ASC 805), and ASC 810, Consolidation. The non-controlling interest recognized at December 31, 2009 was previously the minority interest held by certain passive shareholders at the consolidated financial statement level of Kilimanjaro, and whose interests were eliminated for accounting purposes by the August 7, 2009 share exchange agreement. The Company, after August 7, 2009, had no further non-controlling interests.

For the nine months ended December 31, 2010 and 2009, losses of $0 and $1,927,226 respectively, were recognized as being attributed to the non-controlling interest of the Company’s controlled subsidiary.

	e)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of December 31, 2010, the Company had 25,604,901 potentially dilutive securities outstanding, respectively.

	f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

As of December 31, 2010, the Company has $70,500 deposited at FDIC insured banks in the United States. FDIC deposit insurance covers the balance of each depositor’s account up to $250,000 per insured bank. As of December 31, 2010, the Company has Tanzania shillings 11,840,000 (approximately $7,800 USD) and $41,100 deposited in Tanzania. The Deposit Insurance Board in Tanzania insures up to 1,500,000 Tanzanian Shillings (approximately $990 USD as of December 31, 2010) per customer per bank. Any amount beyond the basic insurance amount may expose the Company to loss.

	g)	Property and Equipment

Property and equipment consists of mining tools and equipment, furniture and equipment and computers and software which are depreciated on a straight line basis over their expected lives of five years.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

	h)	Mineral Property Costs

Under US GAAP mineral property acquisition costs are ordinarily capitalized when incurred using FASB ASC Topic 805-20-55-37, Whether Mineral Rights are Tangible or Intangible Assets. The carrying costs are assessed for impairment under ASC Topic 360-36-10-35-20, Accounting for Impairment or Disposal of Long- Lived Assets whenever events or changes in circumstances indicate that the carrying costs may not be recoverable. The Company expenses as incurred all maintenance and exploration property costs.

The Company also evaluates the carrying value of acquired mineral property rights in accordance with ASC Topic 930-360-35-1, Mining Assets: Impairment and Business Combinations, using the Value Beyond Proven and Probable (VBPP) method. The fair value of a mining asset generally includes both VBPP and an estimate of the future market price of the minerals.

When the Company has capitalized mineral property costs, these properties will be periodically assessed for impairment of value. Once a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method. Since the Company is unable to support continued capitalization of acquisition costs, the Company has recognized impairment charges of $468,491 and $3,430,102 for the nine month periods ended at December 31, 2010 and 2009, respectively.

	i)	Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	j)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of December 31, 2010.

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
December 31, 2010
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Financial Instruments (continued)

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, advances and deposits, advances to related parties, accounts payable, amounts due to a related party and other payables.

Pursuant to ASC 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of advances and deposits, advances to related parties, accounts payable, amounts due to a related party and other payables approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of December 31, 2010 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2010
	$	$	$	$
Assets:
Cash	119,474	–	–	119,474

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

At December 31, 2010, the accompanying consolidated balance sheet contains approximately $49,000 of cash, $28,000 of advances and accounts receivable, and $74,200 of property and equipment in a foreign country (Tanzania). Although Tanzania is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

n)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at December 31, 2010 and 2009, the Company had no items that represent other comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
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

a)

Prior to incorporation of the Company’s wholly-owned subsidiary in Tanzania, the Company contracted with Geo Can Resources Company Ltd (Geo Can), a related company with a shared common director, to perform exploration services on all of the properties. As of December 31, 2010 and March 31, 2010, the Company owed $620,523 and $700,523, respectively, to Geo Can for exploration services provided. The amounts are non-interest bearing, unsecured and due on demand.

The Company, through its subsidiary Kilimanjaro Mining Company, advanced funds to Geo Can Resources Company to find mineral property interests in Tanzania. As of December 31, 2010 and March 31, 2010, the Company had advanced $499,043 to Geo Can. The advances bear no interest, are unsecured and are due on demand. The unencumbered funds advanced to Geo Can would be refundable to the Company. The advances have not been offset against payables nor had any encumbrances been reported to the Company.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Expressed in US dollars)
(Unaudited)

3.	Related Party Transactions and Balances (continued)

b)

At December 31, 2010, the Company owed $3,375 (March 31, 2010 - $nil) of consulting fees to the President of the Company. During the nine months ended December 31, 2010, the Company incurred $40,500 (2009 - $46,084) of consulting fees to the President of the Company.

c)

At December 31, 2010, the Company owed $17,000 (March 31, 2010 - $nil) of management fees to a director of the Company. During the nine months ended December 31, 2010, the Company incurred $76,500 (2009 - $155,750) of management fees to the director.

d)

At December 31, 2010, the Company owed $38,500 (March 31, 2010 - $nil) of consulting fees to a director and former President of the Company. During the nine months ended December 31, 2010, the Company incurred $70,500 (2009 - $95,000) of consulting fees to the former President of the Company.

4.	Property and Equipment

At December 31, 2010 and March 31, 2010, property and equipment consisted of the following:

	As at December 31, 2010			As at March 31, 2010
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
	$	$	$	$	$	$
Mining tools and equipment	88,339	20,449	67,890	87,360	7,280	80,080
Furniture and equipment	5,632	1,438	4,194	4,489	612	3,877
Computer and software	26,956	9,611	17,345	22,896	5,989	16,907
	120,927	31,498	89,429	114,745	13,881	100,864

5.	Note Payable

On May 22, 2010, the Company signed a finance agreement for payment of insurance in the amount of $12,750 at an annual rate of 9.99% for a ten month period, payable in monthly instalments of $1,334. On October 27, 2010, the Company paid the balance in full.

6.	Other Payables

As of December 31, 2010 and March 31, 2010, one subsidiary of the Company withheld payroll deductions of $10,587 and $29,178 respectively to conform to local tax law.

7.	Mineral Property Acquisition and Exploration Costs

On May 4, 2009, Kilimanjaro completed a Property Acquisition Agreement (the “Geo Can Agreement”) with Geo Can (a related party, see Note 3). Under the terms of the agreement Kilimanjaro acquired a 100% interest in the mineral property assets, which included 33 gold prospecting licenses and 13 uranium licenses. Included in this agreement were the Kalemela project’s licenses, Geita project’s license, Uyowa Project’s licenses and Kinyambwiga project’s license and other projects’ licences. Geo Can had entered into property option agreements, regarding some of these resource properties, with Lake Victoria before the share exchange agreement between Lake Victoria and Kilimanjaro on August 7, 2009, as a consequence Geo Can no longer has any interest in those prior property agreements.

The mineral property acquisition costs are capitalized and the carrying values are periodically assessed for impairment of value and any diminution in value. When a property reaches the development stage, the related costs will be capitalized and amortized, using the units of production method on the basis of periodic estimates of ore reserves. Costs to maintain the mineral rights and leases are expensed as incurred.

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Expressed in US dollars)
(Unaudited)

7.	Mineral Property Acquisition and Exploration Costs (continued)

The following is a continuity of our mineral property acquisition costs accumulated from inception:

	Kalemela Gold Project	Geita Project	Kinyambwiga Project	Singida Project	Other Projects	Total
	$	$	$	$	$	$
	(a)	(b)	(c)	(d)
Balance, March 31, 2010	3,643,125	2,752,608	1,922,608	965,630	1,116,940	10,400,911

Cash payments	–	–	–	468,491	–	468,491

Balance, December 31, 2010	3,643,125	2,752,608	1,922,608	1,434,121	1,116,940	10,869,402

The following is a continuity of our mineral property exploration costs accumulated from inception:

	Kalemela	Geita	Kinyambwiga	Singida	Uyowa	North Mara	Suguti	Kiserya	Mbinga	Other Project	Total
	$	$	$	$	$	$	$	$	$	$	$
	(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Balance, March 31, 2010	633,895	408,972	209,224	565,269	618	-	-	-	-		1,817,977

Exploration expenditures:
Camp, Field Supplies and Travel	-	-	13,156	59,880	494	1,900	3,302	1,650	2,321	78	82,781
Drilling Cost	-	-	136,381	386,155	-	-	-	-	-	-	522,536
Geological consulting and Wages	-	506	70,352	177,045	1,011	8,267	3,663	4,482	6,218	1,517	273,062
Geophysical and Geochemical	-	-	17,798	61,600	-	975	-	-	-	133	80,506
Parts and equipment	-	-	1,896	4,910	-	94	80	556	161	-	7,697
Vehicle and Fuel expenses	-	-	15,214	40,726	1,067	4,436	4,997	3,172	4,780	524	74,916
	-	506	254,798	730,315	2,572	15,672	12,042	9,860	13,480	2,252	1,041,498
Balance, December 31, 2010	633,895	409,478	464,022	1,295,584	3,190	15,672	12,042	9,860	13,480	2,252	2,859,475

a)	Kalemela Gold Project: Prospecting Licence (“PL”) PL2747/2004 PL2910/2004 & PL 3006/2005

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

As a part of the Geo Can Agreement, the Company owns 100% interest in the Geita project’s one prospecting license as at December 31, 2010. The Geita Gold Project is located in Northern Tanzania within the Lake Victoria Goldfields in the Geita District, Mwanza Region. The original prospecting license PL2806 has been divided and the project is now comprised of two licenses that cover a total area of 42.44 square kilometers: PL2806/2004 covering 21.59 square kilometers and PL5958/2009 covering 20.85 square kilometers.

c)	Kinyambwiga Project: PL4653/2007, 24 Primary Mining Licenses (“PML”)

As a part of the Geo Can Agreement, the Company owns 100% interest of Kinyambwiga project’s one prospecting license. The Kinyambwiga Gold Project is about 208 kilometers northeast of the city of Mwanza in northern Tanzania.

A director of the Company entered into Mineral Purchase agreements on behalf of the Company with 24 Primary Mining Licenses (PMLs) which are part of the Kinyambwiga Project and which are recorded in his name and are to be transferred over to the Company at a future date.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Expressed in US dollars)
(Unaudited)

7.	Mineral Property Acquisition and Exploration Costs (continued)

	d)	Singida Project

On May 15, 2009, the Company signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of December 31, 2010, this director has entered into Mineral Properties Sales and Purchase agreements with various PML owners. The Company has 100% acquired 23 PML agreements. The Company has the option to acquire 37 additional and different PMLs in the Singida area. Under the terms of these agreements, if the option to purchase is completed on all these PMLs, then the total purchase consideration would be approximately $6,416,095 (TZS9,896,816,657, outstanding option payments in US Dollar amount is estimated with an exchange rate of 0.00066 as at December 31, 2010), payable by February 24, 2013. Pursuant to the Mineral Financing Agreement, the Company has made payments of $965,630 in fiscal 2010 and $281,065 in fiscal 2011.

In September 2009, pursuant to the agreement, the Company completed an Addendum to the Mineral Properties and Sale and provided notification to all the PML owners involved in Singida Mineral Properties and Sale Agreements that the Company would extend their due diligence period for an additional 120 days as upon paying $48,782.

On January 19, 2010, a director on behalf of the Company signed second addendums to Singida mineral properties sales and purchase agreements. The addendums revised and extended the second payment of the mineral agreements. The second payment was divided into three payments with $470,927 due on January 27, 2010, $470,927 due on July 27, 2010 and $941,854 due on January 27, 2011.

On July 27, 2010, the director signed third addendums to the Singida mineral properties sales and purchase agreements on behalf of the Company. The third addendums revised the payment terms of the second addendum. Based on the revised terms, the second instalment of $470,927 was divided into two payments, with $281,065 due on July 27, 2010 and $187,426 due on October 24, 2010. The Company made the payment of $281,065 on July 27, 2010, and the payment of $187,426 on October 26, 2010.

At the option of the Company, any PMLs may be relinquished at any time during the agreement and the title transferred back to the original owner. Also, at the option of the Company, a 2% Net Smelter Production royalty or 2% of the Net Sale Value may be substituted in place of the final payment for each PML and paid on a pro rata basis determined by the total final number of PMLs involved in a special mining license. As of December 31, 2010, under the terms of the mineral properties sales and purchase agreements the Company has completed initial option payments in the amount of $1,434,121. Pursuant to the original agreement and the subsequent addendums, the Company will pay approximately $815,650 on January 24, 2011,$107,250 on February 25, 2011, $419,100 on January 23, 2013 and $3,828,000 on February 24, 2013. See Note 10(b) - Subsequent Events.

	e)	Uyowa Project

As a part of the Geo Can Agreement the Company owns 100% interest in the Uyowa project’s prospecting licenses. The Uyowa Gold project consists of 7 PLs that cover a total area of 900 square kilometers in the central to western side of Tanzania.

	f)	North Mara Project

The North Mara Project is comprised of 12 PLs that cover a total area of 599 square kilometers in the northern part of Tanzania.

As of December 31, 2010, the Company owns 100% interest of North Mara project’s prospecting licenses.

	g)	Suguti Project

As of December 31, 2010, the Company owns 100% interest of Suguti project’s prospecting licenses.

	h)	Kiserya Project

As of December 31, 2010, the Company owns 100% interest of Kiserya project’s prospecting licenses.

	i)	Mbinga Project

The Mbinga Uranium Project is comprised of 3 PLs and 2 Reconnaissance Licenses. The Reconnaissance Licenses, located along the eastern shoreline of Lake Nyasa are currently under application.

As of December 31, 2010, the Company owns 100% interest of Mbinga project’s prospecting licenses.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Expressed in US dollars)
(Unaudited)

8.	Capital Stock

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of December 31, 2010, the Company has not issued any preferred stock.

Common Stock

On December 7, 2010, the Company’s shareholders approved a resolution to amend the articles of incorporation to increase the number of authorized shares of our common stock from 100,000,000 shares to 250,000,000 shares. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

	a)	On November 9, 2010, the Company issued 100,000 shares of common stock to a consultant. The shares were valued at $41,000 representing their fair value on the date of the agreement.

b)

On October 18, 2010, the Company signed debt settlement and subscription agreement with a consultant to settle a consulting fee of $54,275 for geological and business development services provided. On October 18, 2010, the Company issued 217,100 restricted shares of common stock at $0.25 to settle outstanding balance. The shares were valued at $102,037 representing their fair value on the date of the agreement. The company recognized a loss on debt settlement of $47,762.

c)

On September 7, 2010, the Company completed a private placement of 4,790,700 units at $0.225 per share for gross consideration of $1,077,907. The Company incurred share issuance costs of $23,415. Each unit consists of one share of common stock and two redeemable warrants. One redeemable warrant entitles the holder to purchase one additional share of common stock at $0.40 per share until August 12, 2013. The other redeemable warrant entitles the holder to purchase one additional share of common stock at $0.60 per share until August 12, 2013. The redeemable warrants are callable by the Company upon 20 days written notice to the warrant holder. If the redeemable warrants are not exercised within 20 days of being called, they will terminate and may not be exercised thereafter. The units were issued on November 9, 2010.

d)

On May 19, 2010, the Company completed a private placement of 10,473,000 units at $0.20 per share for gross consideration of $2,094,600. The Company incurred share issuance costs of $11,500. Each unit consists of one share of common stock and one redeemable warrant. One redeemable warrant entitles the holder to purchase one additional share of common stock at $1.25 until January 28, 2013. The redeemable warrants are callable by the Company upon 30 days written notice to the warrant holder. If the redeemable warrants are not exercised within 30 days of being called, they will terminate and may not be exercised thereafter. As of March 31, 2010, the Company had received subscriptions of $1,437,230 related to this private placement.

e)

On April 15, 2010, the Company issued 153,525 restricted shares of common stock and paid $21,265 for geological and business development services provided by a consultant. The services were valued at $71,265.

	f)	On April 15, 2010, the Company issued 85,000 restricted shares of common stock for consulting and business development services provided by a consulting company. The services were valued at $27,200.

9.	Stock Options and Warrants

On October 7, 2010, the Company adopted the 2010 Stock Option Plan under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock.

On October 21, 2010, the Company passed a resolution to grant 3,580,000 stock options to six directors and officers, and 500,000 stock options to a senior geological consultant at an exercise price of $0.45 per share which will expire on October 21, 2013. All stock options are non-qualified and vested immediately. The fair value of the options was estimated using the Black-Scholes pricing model based on the following assumptions: dividend yield of 0%; risk-free interest rate of 0.52%; expected life of three years; and volatility of 170%. The fair value of $1,564,711 was recorded as stock-based compensation.

On October 7, 2010, the Company entered into a consulting agreement with Misac Noubar Nabighian to provide geophysical data processing, geophysical data interpretation services. The Company granted the Consultant an option to acquire 120,000 shares of common stock of the Company pursuant to the terms of the Company’s 2010 Stock Option Plan, at an exercise price of $0.29 per share, exercisable until October 7, 2013 and vesting immediately. The fair value of the options was estimated using the Black-Scholes pricing model based on the following assumptions: dividend yield of 0%; risk-free interest rate of 0.54%; expected life of three years; and volatility of 169%. The fair value of $29,278 was recorded as stock-based compensation.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Expressed in US dollars)
(Unaudited)

9.	Stock Options and Warrants (continued)

The fair value of stock options granted during the nine months ended December 31, 2010, and 2009 was $0.38, and $Nil per share, respectively.

The weighted average assumptions used are as follows:

	Nine Months Ended
	December 31,	December 31,
	2010	2009

Expected dividend yield	0%	–
Risk-free interest rate	0.52%	–
Expected volatility	170%	–
Expected option life (in years)	3.00	–

The total intrinsic value of stock options exercised during the nine months ended December 31, 2010, and 2009 was $nil.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
		$		$

Outstanding, March 31, 2010	4,312,500	1.01

Granted	4,200,000	0.45
Expired	(4,312,500)	1.01

Outstanding, December 31, 2010	4,200,000	0.45	2.77	7,200
Exercisable, December 31, 2010	4,200,000	0.45	2.77	7,200

At March 31, 2010 and December 31, 2010, the Company did not have any unvested options. The Company had the following warrants outstanding as of December 31, 2010:

	Exercise Price	Shares issuable
Expiration Date	$	Upon Exercise
September 8, 2012	0.60	1,350,501
January 28, 2013	1.25	10,473,000
August 13, 2013	0.40	4,790,700
August 13, 2013	0.60	4,790,700
		21,404,901

10.	Commitments and Contingencies

a)

On May 15, 2009, Kilimanjaro signed a Mineral Financing Agreement with a director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (PMLs) in the Singida area of Tanzania. As of December 31, 2010, this director has entered into Mineral Properties Sales and Purchase agreements with various PML owners of which 23 PML Option to Purchase agreements have been completed. These PMLs have been 100% acquired and the Company has the option to acquire 37 additional and different PMLs in the Singida area. Under the terms of these agreements, if the option to purchase is completed on all these PMLs, then the total purchase consideration will be approximately $7,029,404 (see Note 7(d)).

b)

The same director of the Company entered into Mineral Purchase agreements with 24 PML’s which are part of the Kinyambwiga Project and which are recorded in his name and are to be transferred over to the Company at a future date (see Note 7(c)).

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Expressed in US dollars)
(Unaudited)

10.	Commitments and Contingencies (continued)

c)

On December 31, 2009, the Company entered into a Geological and Business Development Consulting Services Agreement with Jack V. Everett (“Everett”) under which Everett will provide public relations, geological, and consulting services to us and the Company agrees to compensate Everett on a quarterly basis in two methods: (a) cash and (b) restricted common shares of the Company. The quarterly compensation will be agreed upon, in advance of each quarter, by the Company and Everett. Accordingly, upon execution of the agreement the Company paid Everett a cash payment of $20,000 and issued him 68,775 restricted common shares valued at $42,641. On May 10, 2010, the Company paid Everett a cash payment of $21,265 and on April 7, 2010 issued him 153,525 restricted common shares valued at $50,000. On November 9, 2010, the Company issued him 217,100 restricted common shares for services provided valued at $54,275. The term of the consulting agreement is twelve months.

d)

On January 4, 2010, the Company entered into a finder’s fee agreement with Robert A. Young, The RAYA Group (“Young”) wherein we agreed to pay Young fees limited to introductions that Young makes to us of investors who invest in our private placements or become involved with us through joint venture property agreements. No Finder’s fees will be paid in connection with any introduction to any existing contacts of the Company. The fee will be 10% of the first $10,000,000 and 5% of amounts in excess of $10,000,000. The term of the finder’s fee agreement is five years.

e)

On May 11, 2010, the Company entered into an agreement with a consultant to provide services as a Senior Geological Consultant. In consideration of the foregoing the Company will pay a base compensation of $15,000 per month for the first six months, to be increased to $20,000 per month after the initial six months; eligibility of a bonus of 100,000 shares of common stock at the end of six months; and at the end of 12 months the Company will grant the consultant 300,000 stock options. On November 9, 2010, the Company issued 100,000 shares of common stock to the consultant. On October 21, 2010, the Company passed a board resolution to grant the Consultant 500,000 stock options at an exercise price of $0.45 per share. On November 11, 2010, the Company signed an amendment with the consultant to the original May 11th consulting agreement. The amendment extended the term of the agreement to three years and the Company agrees to pay $17,500 per month for the first 12 months and $20,000 per month thereafter. The Company will grant the Consultant 300,000 stock options on November 1, 2011, 2012 and 2013.

f)

On October 7, 2010, the Company entered into a consulting agreement with Misac Noubar Nabighian to provide geophysical data processing, geophysical data interpretation services to the Company in consideration for:

i.

granting the Consultant an option to acquire 120,000 shares of common stock of the Company pursuant to the terms of the Company’s 2010 Stock Option Plan, at an exercise price of $0.29 per share, exercisable until October 7, 2013 and vesting immediately; On October 7, 2010, the Company granted 120,000 options to the Consultant.

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Expressed in US dollars)
(Unaudited)

11.	Subsequent Events

a)

On February 7, 2011, a director signed fourth addendums to the Singida mineral properties sales and purchase agreements on behalf of the Company (see Note 7(d)). The fourth addendums revised the payment terms of the second addendum. Based on the revised terms, the second instalment of approximately $922,900 was divided into three payments, with $92,290 due on February 9, 2011, $184,580 due on March 10, 2011 and $646,030 due on August 9, 2011.

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

Recent Corporate Developments

Since the commencement of our third quarter ended December 31, 2010, we experienced the following significant corporate developments:

1.

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

2.

Effective October 7, 2010, we appointed David Kalenuik as the Company’s President and Chief Executive Officer and a director of the Company and Ming Zhu as the Chief Financial Officer of the Company. Mr. Kalenuik and Mr. Zhu were appointed to fill the vacancies following Roger Newell’s resignation as our President, Chief Executive Officer and Chief Financial Officer of the Company. Mr. Newell has been appointed as Chairman of the Board and continues to serve on the Company’s board. Mr. Newell’s resignation as President, Chief Executive Officer and Chief Financial Officer was not a result of any disagreement with the Company’s operations, policies or practices.

3.

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

4.

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

5.

On October 21, 2010 we granted an aggregate of 4,080,000 options at an exercise price of $0.45 for a term of three years to our directors, officers and certain consultants. The options vest immediately.

6.

By November, 2010 we received all assay results from our drilling program completed at the Sambaru 1 - 5 prospect areas within the Singida-Londoni gold project, Tanzania. Also in November, 2010 the Company commenced and completed a phase two reverse circulation drilling program at the Musoma Bunda gold project’s Kinyambwiga license (PL4653/2007) located near the eastern side of Lake Victoria in northeastern Tanzania approximately 750 kilometers by road from the Company’s Singida-Londoni gold project. The 2,427 meter drill program tested three targets at the Kunanga Prospect area which is situated in the northeastern part of the 30.89 square kilometer Kinyambwiga License. Further updates will be provided as drilling progresses on the three Kunanga prospects within the large Kinyambwiga license. In the meantime, a ground magnetometer geophysical survey has also been completed at the Company’s nearby 72.95 square kilometer Suguti (PL3966/2006) and 51.9 square kilometer Murangi (PL 4511/2007) licenses which are located about 15 kilometers and 8 kilometers north and northwest of Kinyambwiga respectively. The Company is in the process of completing technical reports for four of its gold projects: Geita, Singida, Musoma Bunda and Kalemela. We expect that these reports will be completed within the next fiscal quarter.

7.

Effective November 11, 2010 we amended our prior consulting agreement with Clive King dated May 11, 2010 with his consulting services commencing on May 1, 2010. Under the agreement Mr. King provides certain geological exploration consulting services to the Company including the preparation of exploration strategies and their budgets. The planning, organizing, training and implementation of all geological exploration programs and technical reporting for all of our prospective mineral resource properties. Pursuant to the terms of the amendment agreement Mr. King agreed to extend the term of the agreement for an additional three years in consideration of which we agreed to pay Mr. King a fee of $17,500 per month during the first year of extension and then $20,000 per month for each year thereafter. On November 09, 2010, we issued 100,000 shares of common stock with a fair value of $41,000. On November 21, 2010 we also granted Mr. King 500,000 options to purchase shares of our common stock at an exercise price per share of $0.45 and agreed to grant 300,000 options each November 1 during the term of the agreement.

8.

On December 7, 2010, our majority shareholders approved our 2010 stock option plan and an amendment to our existing articles of incorporation to increase our authorized capital from 100,000,000 to 250,000,000 shares of common stock.

9.

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

In September, 2009, the Company provided notification to all the PML owners involved in Singida Mineral Properties and Sale Agreements that the Company would extend their due diligence period for an additional 120 days as per 2.1.1 of the agreement upon paying again the same amount as the Initial Payment. In addition, the director completed an Addendum to the Mineral Properties and Sale Agreement that altered clause 2.1.5. On January 19, 2010, a director on behalf of the Company signed second addendums to Singida Mineral Properties Sale and Purchase agreements. The addendums revised and extended the second payment of the mineral agreements. The second payment was divided into three payments with $470,927 due on January 27, 2010, $470,927 due on July 27, 2010 and $941,854 due on January 27, 2011. On July 27, 2010, the director signed third addendums to the Singida Mineral Properties Sale and Purchase agreements on behalf of the Company. The third addendums revised the payment terms of the second addendum. Based on the revised terms, the second installment of $468,527 was divided into two payments, with $281,065 due on July 27, 2010 and $187,462 due on October 24, 2010. The Company made the payment of $281,065 on July 27, 2010, and the payment of $187,462 was paid on October 26, 2010.

Although the Company has the right to relinquish one or all PMLs at any time, currently the balance due is approximately $815,650 on January 24, 2011, 107,250 on February 25, 2011, $419,100 on January 23, 2013 and $3,828,000 on February 24, 2013. On February 8, 2011, the director signed fourth addendums to the Singida mineral properties sales and purchase agreements on behalf of the Company. The fourth addendums revised the payment terms of the second addendum. Based on the revised terms, the second installment of approximately of $922,900 was divided into three payments, with $92,290 due on February 9, 2011, $184,580 due on March 10, 2011 and $646,030 due on August 9, 2011.

10.

In December, 2010 the Company received drill results from a reverse circulation drilling program that was completed during the quarter at the three Kunanga Prospects in the northeastern part of the Company’s 30.89 square kilometer Kinyambwiga gold project, northern Tanzania. The results are disclosed below under the heading “2010 Exploration Program Results”.

11.

Utilizing its Tanzanian technical team, the Company is reviewing several strategic property acquisition opportunities in the Handeni area of Tanzania. Each of the potential property acquisitions would include areas of extensive small scale mining activities. The Company expects that its entire Tanzania exploration program is planned at different stages to commence on 11 of the Company’s gold prospects throughout the first quarter of 2011. Depending on the specific gold prospect, exploration may include drilling, soil and rock sampling, trenching and pitting, ground magnetic and Induced Polarization geophysical surveys and mapping. The Company’s exploration is aimed at advancing one or more of its projects to a commercially feasible resource. Four Canadian National Instrument 43-101 Technical Reports are currently being prepared by the Company’s consulting geologists and the Company expects all of them to be completed in February, 2011 specifically for the Singida, Musoma Bunda (Kinyambwiga), Geita and Kalemela gold projects.

Our Current Business

We are an exploration stage corporation focused on acquiring, exploring and developing gold deposits in the Lake Victoria Greenstone Belt in Tanzania, East Africa. We hold eight prospective gold projects, consisting of 32 Prospecting Licenses (PLs) and 84 Primary Mining Licenses (PMLs) and five uranium projects consisting of 9 Prospecting and Reconnaissance Licenses plus two licenses currently under application, within its Tanzania property portfolio, covering approximately 6,468 square kilometers (1,590,847 acres). We carry out our business by acquiring, exploring and evaluating mineral properties through our ongoing exploration program. Following exploration, we intend to either seek to advance them to a commercially feasible mining stage, enter joint ventures to further develop these properties or dispose of them if the properties do not meet our requirements. Our properties are all early stage exploration properties. Within our mineral exploration land in Tanzania our focus is primarily on gold and uranium mineralized targets.

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

2010 Exploration Program Results

During fiscal 2010, our exploration continued to be primarily focused on the Singida gold project and on advancing the Kinyambwiga license within the Musoma Bunda Project. In addition, reconnaissance visits were made to several of our other gold projects and their prospecting licenses, which include Suguti (Musoma Bunda Project), Buhemba Project, Uyowa Project, Tarime North Mara Project, North Mara Nyabigena East Project and Kubiasi-Kiserya Project, all in preparation for the initial exploration programs that will commence on these projects. The following provides an update of the exploration activities that were conducted during this reporting period on the Singida gold project and the Kinyambwiga license (PL4653/2007 - Musoma Bunda Project).

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

In August, 2010 we commenced a reverse circulation drill program, amounting to 6420 meters across 5 artisanal sites at the Singida-Londoni gold project that was completed in late October 2010. Sampling of the drill samples was monitored and supervised by the on site Qualified Person* according to best practices acceptable by industry standards. A total of 3040 samples, including 448 quality control samples comprised of Blanks, Commercial Standards and duplicates. Analytical work was carried out at the independent SGS Laboratories in Mwanza, Tanzania. The drill samples were subject to full sample preparation followed by a 50 gram fire assay with an AA finish. Blanks (5%), commercial standards (5%) and duplicates (5%) were used in each sample batch of 20 samples to monitor laboratory performance during the analysis. By November, 2010 results had been received.

Samples that returned grades >5g/t Au were re-assayed by gravimetric analysis in order to compare results and determine whether this would be a more accurate measure of assaying samples that contained abundant visible and nugget gold. Sample duplicates were used for the analysis since insufficient pulps from the original prepared samples were available. Results of both analyses together with the visual pan results are given in Table 2.

Table 1: Comparative study between Fire Assay and Gravimetric analysis for samples that assay > 5g/t gold

					50gm FA	Gravimetric	Intensity	(1=trace to 4	= intense)
HOLE_ID	FROM	TO	INTERVAL	SANO	AU_PPM	AU_PPM	PYRITE	MAGNETITE	ARSPY	VG_COUNT
SGRC0008	54	55	1	A00731	8.16	9.8	2	2	1
SGRC0008	75	76	1	A00756	5.39	5.3		1	2
SGRC0024	67	68	1	A01245	10.60	12.1			4	34
SGRC0024	68	69	1	A01247	6.84	6.2			4	4
SGRC0024	69	70	1	A01248	37.30	33.7			4	56

SGRC0025	42	43	1	A01288	10.20	9.8		1	32
SGRC0039	52	53	1	A01702	11.5	10.2		2
SGRC0039	53	54	1	A01703	22.1	19	1	4	12
SGRC0041	71	72	1	A01786	18.1	17.1		2	50
SGRC0060	34	35	1	A02560	16	14.4			9
SGRC0060	35	36	1	A02561	26.2	8.9			25
SGRC0060	36	37	1	A02562	7.2	30.8			100
SGRC0061	26	27	1	A02615	5.84	6.6			8
SGRC0061	35	36	1	A02625	13.9	12.4		2	3
SGRC0061	43	44	1	A02635	7.5	6.1			4
SGRC0068	7	8	1	A02996	5.34	4.2
SGRC0069	57	58	1	A03047	5.28	6.8			51
SGRC0071	73	74	1	A03164	16.4	14.4		2	50
SGRC0071	74	75	1	A03165	5.25	6.8		2	12
SGRC0076	56	57	1	A03375	7.43	6.5	0.5	2
SGRC0078	27	28	1	A03433	5	3.9			23
SGRC0078	28	29	1	A03434	5.62	6.2			80
SGRC0078	33	34	1	A03440	5.59	6.8			18
SGRC0079	70	71	1	A03523	8.07	10.7
				Mean	11.28	11.20
				Correlation 1	0.68
(removal of outliers)				Correlation 2	0.98

Results indicate that, other than the 2 samples shown highlighted in Table 2 that were completely out of line, the two data sets are very similar. This discrepancy may have been result of mistakenly switching the sample numbers around before the samples were re-submitted.

In comparing these two assay sets, once the two outlier values had been removed, it appears that the gravimetric results for the lower end values of between 5 g/t to 10 g/t gold tend to be slightly higher (5.6%) than the corresponding results from the Fire assay values. However, in the higher values >.10g/t gold the reverse seems to the case with gravimetric results being 8% lower on average.

Although the data set is small, both sets of data average out and correlate well. (correlation co-efficient of 0.98) .

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

Table 2: Summary of intersections at five Sambaru Prospects, Singida-Londoni gold project

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
(including 1 meter @ 37.30g/t Au)

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

A drill fence of 4 Reverse Circulation boreholes, totaling 398 meters were drilled along Section 3520W to investigate the IP “resistivity” anomalies as reflected from the Schlumberger VES profile.

These “resistive bodies” appear to be related to lithological differences encountered in the boreholes in which zones of silicified basalt and increase magnetite alteration mainly within the diorite unit appear to have acted as the “resistive units” within the meta-volcanic rock package.

Sambaru 5
At Sambaru 5, in the northwestern part of the license area, one borehole averaged 16.80 g/t Au over 2 meters within a narrow zone of arsenopyrite. The mineralized intercepts in Sambaru 3, 4 and 5 occur less than 70 meters below the surface.

This successfully concludes the first phase of drilling on the Singida-Londoni gold project. Mineralized intercepts were encountered at all 5 targets.

Based on the results from drilling, magnetite was found to be a prominent mineral present in the wall rocks to zones of increased arsenopyrite and gold mineralisation. Earlier, a detailed ground magnetometer survey, across the license area, clearly delineated narrow zones of limited strike length of intense magnetisation parallel to the regional northwest to south-east trending shear fabric of the Singida shear “corridor”. The main artisanal workings lie contiguous to the south-western magnetic trend. Detailed soil sampling on 50 meter spaced north-south traverses, at a sample interval of 25 meters was undertaken across 17 magnetic targets in the shear “corridor”. A total of 588 samples, including 39 Blanks, were submitted for gold and arsenic analysis by Aqua Regia to SGS Laboratory Mwanza.

Results indicate that all of the grids, other that the grid across the Sambaru 4 area, returned low values.

Drilling has demonstrated that continuity of these mineralised and structural zones between sections as well as between surface and borehole intercepts is reasonably good considering that the drill fence spacing is at 80 meters. Grades, however, may vary significantly depending upon the intensity of arsenopyrite mineralisation in each of the intercepts. Infill drilling on 40 meter and possibly 20 meter spaced sections is planned to evaluate the known mineralized zones at Sambaru 2, 3, 4 and 5 with the intention of developing an indicated/measured ore resource during 2011. Reverse Circulation drilling, totaling approximately 8000 meters, will commence first, the results of which will be used to optimize a follow-up diamond drill program planned latter on in the year. Additional exploration targets include:

  Detailed soil sampling between Sambaru 3 and Sambaru 4 on 100 meter spaced N-S grid lines at a sample interval of 25 meters.
  Exploration drilling, totaling some 1500 meters to investigate a 600 meter x 120 meter soil anomaly east of Sambaru 4.

Musoma Bunda gold project

The Musoma Bunda gold project is located in northern-eastern Tanzania within the Lake Victoria Goldfields, and on the southwest side of the Musoma-Mara Greenstone Belt, in the Bunda District, Mara Region. The project, comprised of 3 licenses, lies within the Musoma-Bunda-Murangi triangle and is near the shoreline of Lake Victoria at the northern tip of the Speke Gulf. The town of Musoma, located 30 kilometers north of the licenses, is the main commercial centre for the Mara Region. Bunda town is 18 kilometers to the east on the main Musoma-Mwanza paved road.

All three properties cover a total area of 155.74 square kilometers and lie within the northern and central to southern part of Quarter Degree Sheet (QDS) 23 and 12 respectively.

Exploration work has largely been focused on the Kinyambwiga license (PL4653/2007). Ground magnetic surveys, undertaken in-house, have recently been concluded across the Suguti (PL 3966/2006) and Murangi (PL 4511/2007) licenses. No record of previous exploration on either of these two licenses is currently known.

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
  A geophysical gradient induced polarization (IP) survey, along 200 meter spaced north south traverses across the entire prospecting license, that commenced in June, and that has been completed. A total of 72 line-kilometers have been surveyed, covering an area of approximately 30 square kilometers.
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
  A total of 21 trenches of which 254 meters and 382 meters of new and re-opened trenches respectively, were excavated.
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
  Drilling
  Drilling, totaling 1263 meters, at Kanunga 1 Prospect was focused at following the strike extensions of the known mineralized quartz veins for some 200 meters to the east and west respectively as well as testing the depth extension at the edge of the known mineralized zones which previous drilling had delineated.

Figure 1:Drilling grid showing borehole collar positions for both Phase 1 and Phase 2

Positioning of the collars were in part assisted by the results of the Schlumberger IP profiling which revealed chargeability anomalies in the expected position of the pyritised quartz veins/shear structures.

Drilling results on the eastern side of Kanunga 1 Prospect traced the strike extent of the two known mineralized quartz veins for some 200 meters to the east. Two boreholes drilled along the easternmost fence (Section 581700E) failed to intersect the quartz veins possibly suggesting that the quartz veins pinch out at this position.

Drilling to test the down-dip extension of the quartz vein along the eastern edge of the prospect, intersected the southern lens, represented by a 2 meter quartz vein having a grade of 3.34g/t gold at a depth of 80 meters below surface (Table 4).

Drilling on the western side of the Prospect traced the two mineralized quartz veins along Section 581060E. Although the northern vein continues towards the west on the neighboring section, the southern vein appears to pinch out. An additional quartz vein of marginal grade occurs some 40 meters to the south which has been traced for a strike length of 80 meters.

Drilling has delineated 700 meters of strike length of semi-discontinuous two narrow gold bearing, en echelon quartz veins hosted within sheared granitic rocks. The full potential of the occurrence has yet to be evaluated.

A Schlumberger IP target situated some 100 meters north of the main quartz vein (Figure 2) was also tested by one borehole which intercepted at least 3 anomalous zones down hole with the best intersection returning 1.78 g/t gold over 1 meter.

Kunanga 2

  Located some 500 meters north of the artisanal workings of Kunanga 1, this target is comprised of a single artisanal shaft of +20 meters deep that lies along a northeast-southwest trending IP anomaly. Quartz float was observed in the cultivated field some 500 meters along strike to the northeast from the artisanal shaft.

  Schlumberger geophysical profiling revealed a distinct chargeability anomaly from the area of quartz float on the eastern side of the prospect.
  Although a single north-south trench of 100 meters in length was undertaken across the field, a 4 meter zone of shearing striking 075o, and in which interfoliated thin quartz veins occur within weathered granite, was noted midway in the trench. However, the results of the 2 meter composite samples did not reflect any gold anomaly.
  Drilling
  Two boreholes spaced 80 meters apart were drilled to test the ENE-WSW trending, 1 meter wide, sub- vertical quartz vein exposed in the 25 meter deep shaft on the western side of Kanunga 2 Prospect. Although both holes did intersect a 1 meter oxidized zone of increased quartz veining within the granite, no gold mineralization was reflected in the assay results.

  Two “scissor” Reverse Circulation boreholes were drilled to further test the area beneath the trench, located some 500 meters to the east of the shaft. The hole KNRC 0033 collared to the south of the quartz float intersected a number of anomalous zones down-hole of >0.44ppm over 1 meter.

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
  Drilling, totaling 866 meters, did not discover the source of the abundant surface quartz which mark the artisanal site. The two “scissor holes” drilled to test the anomalous RAB hole (KNRAB-246) returned only anomalous intercepts of 100 ppb gold.

  However, a borehole collared immediately west of the artisanal site intersected a wide anomalous zone of 290 ppb gold over 25 meters (including 1.03 g/t gold over 1 meter) across the interpolated ENE and NW IP trend. Minor surface quartz is noted some 75 meters further west and previous trenching (KTRM) did encounter anomalous mineralization. The area requires follow-up investigation as the possible source of gold anomaly at the artisanal site.

Drilling program

The 2427 meter Reverse Circulation drill program was completed at all 3 prospects by early December 2010. Sampling of the drill samples was monitored and supervised by the onsite Qualified Person* according to best practices acceptable by industry standards. A total of 571 samples, including 122 quality control samples comprised of Blanks, Commercial Standards and duplicates. Analytical work was carried out at the independent SGS Laboratories in Mwanza, Tanzania. The drill samples were subject to full sample preparation followed by a 50 gram fire assay with an AA finish. Blanks (5%), commercial standards (5%) and duplicates (5%) were used in each sample batch of 20 samples to monitor laboratory performance during the analysis. By 31 December, all drill assay results had been received.

Samples that returned grades >5g/t gold were re-assayed by gravimetric analysis in order to compare results and determine whether this would be a more accurate measure of assaying samples that contained abundant visible and nugget gold. Sample duplicates were used for the analysis since insufficient pulps from the original prepared samples were available. Results of both analyses together with the visual pan results are given in Table 3.

Table 3: Comparative study between Fire Assay and Gravimetric analysis for samples that assay > 5g/t gold

						50gm FA	Gravimetric	Intensity	(1=trace to 4	= intense)
HOLE_ID	FROM	TO	INT	New SANO	SANO	AU_PPM	AU_PPM	PYRITE	MAG	ARSPY	VG_COUNT
KNRC0023	53	54	1	A03620	A03620	19.40	17.30	0.5			27
KNRC0027	51	52	1	A03708	A03708	16.50	16.90	1			92
KNRC0023	54	55	1	A03621	A03621	15.60	15.40	2			<100
KNRC0026	39	40	1	A03681	A03681	11.00	9.30				22
KNRC0029	59	60	1	A03785	A03785	10.50	10.10
KNRC0026	40	41	1	A03682	A03682	9.76	8.70				25
KNRC0028	61	62	1	A03748	A03748	5.49	5.90	1			15
					Mean	12.61	11.94
					Correlation	0.98

A good correlation exits between both the Fire assay and gravimetric analysis (correlation 0.98) . Although the population is small, the general trend appears that the gravimetric analysis returned 5% lower values than the average Fire assay values.

Sample Collection: Samples were collected every meter. Each sample was homogenised as well as reduced in size by passing the sample through a 3-way splitter. The smaller fraction was further split using a Gilson splitter to a 1.200 -kilogram size sample. The reject was sealed and packed into rice sacks for storage at the Bunda field office. Contamination at both splitters was reduced by brushing or blowing compressed air after each sample run. Composite samples were prepared based on the results of the panned sample at site. Where no visible pyrite or gold was noted in the pan, a 5-meter sample interval was composited by equal weight. A 200-gram representative sample was collected and weighed from each 1-meter sample by using a plastic scoop. This procedure was done for each 1-meter consecutive sample across a 5-meter interval in order to obtain a 1-kilogram representative sample, which was then submitted for analysis. Where visible sulphides, gold or zones of intense oxidation and increased silicification are present, the sample interval remained at 1 meter.

Each hole drilled was sampled from the collar to the end of the hole. However, where the upper 2 meters consisted of black cotton soil (“mbuga”), no sample was collected for analysis.

Composite sampling across barren intercepts, devoid of sulphide or gold mineralisation, was done to save costs on assaying as well as to reduce the number of samples having to be transported to the Laboratory. Should any 5 meter sample return a grade of >1ppm gold, the interval would have been re-sampled on 1 meter intervals and re-submitted for analysis. This exercise was not undertaken since none of the composites assays returned values >1 ppm.

Table 4: Summary of Reverse Circulation drill results from the Kanunga 1 Prospect-Phase 2 drilling

Hole No.	Total Depth	Section	*North	*East	Azimuth	Declin.	From	To	Interval	Grade
	(m)		Co-ord	Co-ord	(deg)	(deg)	(m)	(m)	(m)	Au g/t
KNRC0022	90	581460E	9776919	581460	0	-60	86	88	2	3.34
KNRC0023	78	581380E	9776954	581543	0	-50	53	57	4	9.74
(including 2 meters @ 17.50g/t Au)
KNRC0026	70	581376E	9776920	581376	0	-60	39	41	2	10.38
KNRC0027	90	581140E	9776826	581140	0	-60	50	52	2	9.38
	and						77	80	3	1.06
KNRC0028	75	581100E	9776828	581102	0	-50	46	48	2	1.17
	and						60	63	3	2.65
KNRC0029	80	581060E	9776788	581057	0	-50	58	61	3	5.41
	and						65	66	1	2.59
KNRC0032	75	581300E	9777000	581300	0	-50	28	29	1	1.79
KNRC0039	60	581180E	9778008	581159	0	-50	39	40	1	1.03
KNRC0040	60	581260E	9778020	581260	0	-50	40	41	1	1.01

KNRC0054	50	581060E	9776840	581065	0	-50	22	27	5	2.06
and							32	38	6	1.28
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

Exploration program

The following exploration program is proposed not only to further investigate the Kanunga Prospects but also to explore the remainder of the Kinyambwiga license:

(i)	Ground geophysics utilizing the VLF instrument with on site generated frequency transmitter to undertake:
• initially an orientation survey across the Kanunga 1 exposed quartz vein
• explore the strike extensions to the NE and SW of the Kanunga 1 prospect
• explore for additional quartz veins in the Kanunga 2 and 3 Prospects
• selective traverses across major magnetic/IP structures elsewhere on the license with the aim of discovering and mapping the distribution of quartz veins for follow up exploration.
(ii)	Schlumberger profiling across targets generated by VLF mapping
(iii)	Pitting/Trenching of major targets
(iv)	Shallow auger drilling to sample the soil layer beneath the “mbuga” black cotton clay and the underlying bedrock over areas of anomalous gold-in-soil values.
(v)	Prioritize targets for a planned 2000 meter RAB drilling program to be undertaken during 2011.
(vi)

. A Reverse Circulation drilling program of 3000 meters with the intention to delineate an indicated resource at Kanunga 1 during the course of 2011. This is to be followed-up with a 1500 meter diamond drill program pending the results from the previous drill program.

Both the Suguti and Murangi projects are at “grass roots” level. The extensive “mbuga” cover makes exploration exceedingly difficult. Recent ground magnetometer surveys have indicated the persistence of the important NE-SW fracture trends, coupled with the cross-cutting NW-SE lineaments/dykes, the intersections of which are known to be a controlling influence for gold mineralization in the Lake Victoria Gold Belt Based on this structural model, follow-up exploration with emphasis on the structurally potential areas outlined will entail:

(i)

Gradient Array IP surveys across the licenses including the thick “mbuga” deposits overlying the Suguti Fault Zone, in order to refine the structural signature and to identify any chargeability anomalies associated with pyrite-gold mineralization.

(ii)	Select Schlumberger profiles to be planned on the results of the Gradient array survey.
(iii)	VLF profiles, utilizing on site transmitter, to be conducted across coincident ground magnetic and IP targets
(iv)	Mapping of surface outcrop, float, cultural effects and the distribution of red-soil (overlying greenstone rocks) versus “mbuga”
(v)	Soil sampling across non-mbuga areas on an initial 400 meter x 50 meter grid with later infilling on 200 meter spaced lines depending upon results of the first phase of the program.
(vi)	Termite sampling and panning of all “intermediate” size termite mounds.
(vii)	Rock sampling of interesting rock outcrops exhibiting iron alteration wherever possible. Similar, selective rock sampling of the BIF in the southern part of Suguti licence is to be undertaken.
(viii)	Follow-up pitting and trenching on any significant anomalies outlined from the above program.
(ix)	Phase 1 drilling – a 2000 meter Rotary Air Blast (RAB) drilling program and/or auger program is planned pending the discover of an encouraging geochemical anomaly(s) on each of the licenses:

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

In September, 2009, the Company provided notification to all the PML owners involved in Singida Mineral Properties and Sales Agreements that the Company would extend their due diligence period for an additional 120 days as per 2.1.1 of the agreement upon paying again the same amount as the Initial Payment. In addition, the director completed an Addendum to the Mineral Properties and Sales Agreement that altered clause 2.1.5. On October 27, 2009, an amended Mineral Financing Agreement was signed between the director (a Tanzanian national) and the Company. On January 19, 2010, a director on behalf of the Company signed second addendums to Singida Mineral Properties Sale and Purchase agreements. The addendums revised and extended the second payment of the mineral agreements. The second payment was divided into three payments with $470,927 due on January 27, 2010, $470,927 due on July 27, 2010 and $941,854 due on January 27, 2011. On July 27, 2010, the director signed third addendums to the Singida Mineral Properties Sale and Purchase agreements on behalf of the Company. The third addendums revised the payment terms of the second addendum. Based on the revised terms, the second installment of $470,927 was divided into two payments, with $281,065 due on July 27, 2010 and $189,862 due on October 24, 2010. The Company made the payment of $281,065 on July 27, 2010, and the payment of $189,862 was paid subsequent to December 31, 2010. Although the Company has the right to relinquish one or all PMLs at any time, currently the balance of $941,854 will be due on January 27, 2011. As of December 31, 2010, the Company through its director has entered into Mineral Properties Sale and Purchase agreements with various PML owners. The Company has acquired 100% of 23 PML agreements. The Company has the option to acquire 37 additional and different PMLs in the Singida area. Under the terms of these agreements, if the option to purchase is completed on all these PMLs, then the total purchase consideration would be $7,029,404, payable by February 24, 2013. Pursuant to the Mineral Financing Agreement, the Company has made payments of $965,630 in fiscal 2010 and $281,065 in fiscal 2011.

General

The following is a discussion and analysis of our plan of operation for the three and six month period ended December 31, 2010, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Plan of Operation

As of December 31, 2010, we had working capital of approximately $(101,000). We plan to spend approximately $1.3 million for our property acquisitions and $3.6 million for exploration activities through 2011, with work being conducted on several projects including soil sampling, trenching, IP gradient, magnetic survey and drilling. We will need to raise additional funds to finance the exploration activities on our projects. There is no assurance that such financing would be available at this time.

Our estimated expenses over the next twelve months are as follows:

Cash Requirements during the Next Twelve Months

Expense	($)
Property acquisition and holding costs	1,298,000
Exploration expenses	3,625,000
Professional fee	408,000
General and administration fee	1,210,000
Total	6,541,000

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

As of December, 2010 we received all assay results from our drilling program completed at the Sambaru 1 - 5 prospect areas within the Singida-Londoni gold project, Tanzania. Also in November, 2010 the Company commenced a phase two reverse circulation drilling program at the Musoma Bunda gold project’s Kinyambwiga license (PL4653/2007) located near the eastern side of Lake Victoria in northeastern Tanzania approximately 750 kilometers by road from the Company’s Singida-Londoni gold project. The 2,427 meter drill program tested three targets at the Kunanga Prospect area which is situated in the northeastern part of the 30.89 square kilometer Kinyambwiga License. Further updates will be provided as drilling progresses on the three Kunanga prospects within the large Kinyambwiga license. In the meantime, a ground magnetometer geophysical survey has also been completed at the Company’s nearby 72.95 square kilometer Suguti (PL3966/2006) and 51.9 square kilometer Murangi (PL 4511/2007) licenses which are located about 15 kilometers and 8 kilometers north and northwest of Kinyambwiga respectively. The Company is in the process of completing technical reports for four of its gold projects: Geita, Singida, Musoma Bunda and Kalemela. We expect that these reports will be completed within the next fiscal quarter.

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

In addition, we may not have enough captial to complete exploration of our properties. If we have not raised sufficient funds to complete our exploration program, we will try to raise additional funds from another equity or debt offering or rely on loans from shareholders. As of the date of this quarterly report the Company is seeking further funding but there is no assurance that we will be successful. If we require additional funds and are unable to raise the required amounts, we will have to suspend or cease operations until we succeed in raising the additional funds.

RESULTS OF OPERATIONS

Three and Nine Month Summary
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenue	$-	$-	$-	$-
Expenses	(2,593,029)	(1,988,923)	(4,143,833)	(7,098,919)
Other income (expenses)	(51,959)	(29,591)	(51,340)	(19,372)
Net Loss	$(2,644,988)	$(2,018,514)	$(4,195,173)	$(7,118,290)

Revenue

We had no operating revenues for the three and nine month periods ended December 31, 2010 and 2009. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations.

Operating Costs and Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
EXPENSES
Amortization and Depreciation	6,030	3,763	17,617	5,210
Exploration Cost	559,097	41,573	1,041,498	685,509
General and administrative	82,794	1,277,685	260,937	1,354,214
Impairment of mineral property acquisition costs	187,426	314,639	468,491	3,430,102
Management and Director Fee	28,500	3,000	88,500	51,767
Professional Fees	116,678	308,964	616,783	1,486,449
Stock Based compensation	1,593,989	-	1,593,989	-
Travel and accommodation	18,515	39,299	56,018	85,667
Total Expenses	2,593,029	1,988,923	4,143,833	7,098,918

General and Administrative Expenses

The decrease of $1,194,891 in our general and administrative expenses for the three months period ended December 31, 2010 as compared to the same period in fiscal 2009 and the decrease of $1,093,277 in our general and administrative expenses for the nine months period ended December 31, 2010 as compared to the same period in fiscal 2009 was primarily due to was primarily due to a significant decrease in promotion expenses incurred in 2009.

The Company has, through its subsidiary Kilimanjaro Mining Company, advanced funds to Geo Can Resources Company Limited (“Geo Can”). The advances bear no interest, are unsecured and are due on demand. The unencumbered funds advanced to Geo Can would be refundable to the Company. The advances as of December 31, 2010 and 2009 have not been offset against payables nor had any encumbrances been reported to the Company. As of December 31, 2010, the Company advanced $449,043 to Geo Can through direct payment to some contracted suppliers of Geo Can which included service invoices for drilling, technical consulting, property rentals, geophysical equipment repairs and loans.

Prior to incorporation of the Company’s wholly-owned subsidiary in Tanzania, Lake Victoria Resources (T) Limited, and prior to the completion of the share exchange agreement with Kilimanjaro, Lake Victoria entered into option agreements with Geo Can. According to the terms of the option agreements the Company was required to perform geological exploration of the optioned properties and subsequently it contracted with Geo Can, a related company with shared common directors, to perform exploration services on all of these properties. As of December 31, 2010 and March 31, 2010, the Company owed $620,523 and $700,523, respectively, to Geo Can for exploration services that it had provided primarily on the Kalemela project licenses PL2747, 2910 and 3006; Geita project license PL2806 and Kinyambwiga project license PL4653. The outstanding amounts are non-interest bearing, unsecured and due on demand.

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

Liquidity and Capital Resources

Working Capital

	December 31, 2010	March 31, 2010
Current Assets	$655,901	$1,458,668
Current Liabilities	757,303	890,919
Working Capital	$(101,402)	$567,749

Cash Flows
	Nine Months Ended	Nine Months Ended
	December 31, 2010	December 31, 2009
Cash used in Operating Activities	$(2,061,616)	$(951,437)
Cash used in Investing Activities	(474,673)	(1,138,623)
Cash provided by Financing Activities	1,700,362	1,941,418
Net Increase (Decrease) in Cash	$(835,927)	$(148,644)

We had a cash balance of $119,474 and working capital of $(101,402) as of December 31, 2010 compared to cash of $955,401 and working capital of $567,749 as of March 31, 2010. We anticipate that we will incur approximately $6,541,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended March 31, 2010 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2010, we had cash of $119,474 and we estimate that we will require approximately $6,541,000 for costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds.

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

Future Financings

We had a cash balance of $119,474 and working capital of $(101,402) as of December 31, 2010 compared to cash of $955,401 and working capital of $567,749 as of March 31, 2010 and we estimate that we will require approximately $6,541,000 for costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We intend to raise additional funds from another equity offering or loans. At the present time, we are attempting to raise additional money, but there is no assurance that we will be successful. If we need additional funds and are unable to raise them, we will have to suspend or cease operations until we succeed in raising additional funds.

Outstanding shares and options

On December 7, 2010, our shareholders approved a resolution to amend the articles of incorporation to increase the number of authorized shares of our common stock from 100,000,000 shares to 250,000,000 shares. As of February 14, 2010, we have 76,346,900 shares of common stock, 4,200,000 stock options with a weighted average fair value of $0.38 and 22,755,401 warrants to acquire additional shares of our common stock with a weighted average fair value of $0.12, outstanding.

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

There is currently a limited market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. In addition, stock prices for junior mineral exploration companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations may adversely affect the trading price of our common shares.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We are engaged in the business of identifying, acquiring, exploring and developing commercial reserves of gold and/or uranium . Our properties are in the exploration stage only and are without known reserves of gold and/or uranium. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of gold and/or uranium, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

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

There were no changes in our internal control over financial reporting during the three month period ended December 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the commencement of our third quarter ended December 31, 2010, we completed the following sales of unregistered securities:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on June 6, 2007)
3.2	Certificate of Amendment dated December 7, 2010 (incorporated by reference from our Current Report on Form 8-K dated December 10, 2010)
3.3	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on June 6, 2007)
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2 filed on June 6, 2007)
4.2	Form of Warrant Certificate for Offering Completed September 7, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.1	License (incorporated by reference from our Registration Statement on Form SB-2, filed on June 6, 2007)
10.2	Amendment to License Agreement, dated June 3, 2008 (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
10.3	Option Agreement with Geo Can Resources Company Limited (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2009)
10.4	Binding Letter Agreement with Kilimanjaro Mining Company Inc. (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2009)
10.5	Consulting Services Agreement with Stocks That Move (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2009)
10.6	Consulting Agreement with Robert Lupo (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 22, 2010)
10.7	Addendum to the Consulting Agreement with Robert Lupo (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 22, 2010)
10.8	Finder’s Fee Agreement with Robert A. Young and the RAYA Group (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2019)
10.9	Termination of the Consulting Agreement with Robert Lupo (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2010)
10.10	Consulting Agreement with Clive Howard Matthew King (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2010)
10.11	Consulting Agreement dated October 7, 2010 between the Company and Misac Noubar Nabighian (incorporated by reference from our Current Report on Form 8-K filed on October 13, 2010)
10.12	2010 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K filed on October 13, 2010)
10.13	Stock Exchange Agreement with Kilimanjaro Mining Company, Inc. and their selling shareholders (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2009)
10.14	Form of Subscription Agreement for Offering Completed September 7, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.15

Amendment No. 1 to Consulting Agreement between the Company and Clive King dated effective November 11, 2010.(incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.16

Form of Mineral Property Sales Agreement dated May 15, 2009, July 29, 2009, August 28, 2009 and November 19, 2009 between a director of the Company and the landowners listed below (collectively the “Landowners”) (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010):

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
10.17

Form of Addendum No. 1 to Mineral Property Sales Agreement dated September 18, 2009 between a director of the Company and the Landowners (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.18

Form of Addendum No. 2 to Mineral Property Sales Agreement dated January 18, 2010 between a director of the Company and the Landowners (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.19

Form of Addendum No. 3 to Mineral Property Sales Agreement dated July 27, 2010 between a director of the Company and the Landowners (incorporated by reference from our Quarterly Report on Form 10- Q filed on November 23, 2010)

10.20	Mineral Financing Agreement between the Company and Ahmed Magoma dated October 19, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.21

Property Purchase Agreement between Geo Can Resources Company Limited and Kilimanjaro Mining Company, Inc dated May 5, 2009(incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.22	Amendment to Mineral Financing Agreement between the Company and Ahmed Magoma dated October 27, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.23	Declaration of Trust of Geo Can Resources Company Limited dated July 23, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.2	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
99.3	Disclosure Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE VICTORIA MINING COMPANY, INC.

By	/s/ David Kalenuik
David Kalenuik
President, Chief Executive Officer
(Principal Executive Officer)

Date:	February 14, 2011

By	/s/ Ming Zhu
Ming Zhu
Chief Financial Officer
(Principal Accounting Officer and Principal
Financial Officer)

Date:	February 14, 2011