Form 10-K
period 2011-03-31
Lake Victoria Mining Company, Inc.
filed 2011-07-14
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission file number 000-53291

LAKE VICTORIA MINING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	Not Applicable
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

Suite 810 – 675 West Hastings Street
Vancouver, British Columbia, Canada V6B 1N2
(Address of principal executive offices, including zip code)

604.681.9635
(telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
Nil	N/A

Securities registered pursuant to Section 12(g) of the Act

Common Stock, par value $0.00001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES [ ] NO [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
YES [ ] NO [ x ]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.
YES [ x ] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [ ] NO [ ] Not Applicable

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ]	Smaller Reporting Company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES [ ] NO [ x ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $17,791,979 based on a price of $0.34 per share, being the closing price of the registrant’s common stock as quoted on the OTC Bulletin Board on September 30, 2010.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. 97,485,733 shares of common stock as of July 13, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
Not Applicable

PART I

Forward Looking Statements

This annual report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States and Canada, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “Lake Victoria” mean Lake Victoria Mining Company, Inc., and our wholly owned subsidiaries Kilimanjaro Mining Company Inc., Lake Victoria Resources (T) Limited, Chrysos 197 Company Tanzania Ltd and Jin 197 Company Tanzania Ltd, unless otherwise indicated.

ITEM 1.	BUSINESS.

General

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

We maintain our statutory registered agent’s office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business and administrative office is located at Suite 810 – 675 West Hastings Street, Vancouver, British Columbia, V6B 1N2, Canada. This is our mailing address as well. Our telephone number is 604.681.9635.

Recent Corporate Developments

Since the commencement of our fourth quarter ended March 31, 2011, we experienced the following significant corporate developments:

1.

On February 24, 2011, we entered into a debt settlement and subscription agreement with Roger Newell, a director of the company, pursuant to which we issued 145,833 shares of our common stock at a deemed price of $0.24 per share in settlement of $35,000 of outstanding debt owed by our company to Mr. Newell. The shares were issued pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

2.

Effective March 7, 2011, we issued 20,000,000 units at a price of $0.15 per unit for gross proceeds of $3,000,000. Each unit consisted of one share of common stock and one share purchase warrant entitling the warrant holder to purchase an additional share of common stock at a price of $0.30 per share for a period of six months from closing. We issued an aggregate of 2,963,333 units to 9 subscribers that each represented that they were not a US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction pursuant to Regulation S and/or Section 4(2) of the Securities Act of 1933. We issued an additional 17,036,667 units to 23 U.S. persons, who represented that they were accredited investors (as that term is defined in Rule 501 of Regulation D, promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933, pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

3.	Effective April 1, 2011, the Company changed its head office address from 1781 Larkspur Drive, Golden, Colorado 80401 to Suite 810 – 675 West Hastings Street, Vancouver, British Columbia V6B 1N2.

4.

On April 20, 2011, the Company entered into a prospecting license purchase agreement with Pili Sadiki, to acquire a 100% interest in a certain prospecting license located in the Kiabakari Musoma District of Tanzania. Also on April 20, 2011, the Company entered into a prospecting license purchase agreement with Rashid Omar, to acquire a 100% interest in a certain prospecting license located in the Handeni Tanga District of Tanzania.

5.

On April 26, 2011, the Company entered into a consulting agreement with David Kalenuik, pursuant to which the Company engaged Mr. Kalenuik to, among other things: provide the services of corporate management, reporting to the board of directors including without limiting the generality of the foregoing, hiring other managers and employees as required, finding new projects and assisting in financing requirements. As consideration for the performance of his consulting services under the agreement, the Company agreed to pay Mr. Kalenuik CDN$10,000 per month commencing April 1, 2011, plus applicable taxes. Contingent upon Mr. Kalenuik executing the consulting agreement and as part of the consideration for Mr. Kalenuik’s services, the Company agreed to grant Mr. Kalenuik upon the completion of twelve (12) months of April 26, 2011 and annually on the anniversary each and every year that follows, during Mr. Kalenuik’s continuous consulting, an option to purchase 500,000 shares of the Company’s restricted common stock, which shall be subject to the terms and conditions set forth in the Stock Option Agreement. The consulting agreement is for a term of two years and may be renewed at the option of the Company by giving 30 days written notice prior to the expiry of the initial term.

6.

On April 26, 2011, the Company entered into a consulting agreement with Roger Newell, pursuant to which the Company engaged Mr. Newell to, among other things: provide the services to the corporate management, reporting to the president and subsequently to the board of directors including without limiting the generality of the foregoing, reviewing and editing technical data/press releases, finding and assessing new projects and assisting in investor relations, corporate presentations and financing requirements. As consideration for the performance of his consulting services under the agreement, the Company agreed to pay Mr. Newell USD$3,500 per month commencing April 1, 2011, plus applicable taxes. Contingent upon Mr. Newell executing the consulting agreement and as part of the consideration for Mr. Newell’s services, the Company agreed to grant Mr. Newell upon the completion of twelve (12) months of April 26, 2011 and annually on the anniversary each and every year that follows, during Mr. Newell’s continuous consulting, an option to purchase 250,000 shares of the Company’s restricted common stock, which shall be subject to the terms and conditions set forth in this the Stock Option Agreement. The consulting agreement is for a term of two years and may be renewed at the option of the Company by giving 30 days written notice prior to the expiry of the initial term.

7.

On April 26, 2011, the Company entered into an employment letter agreement with Heidi Kalenuik, pursuant to which the Company employed Ms. Kalenuik to, among other things: carry out the duties and responsibilities of the position of Secretary, Treasurer and Supervisor of Operations of the Company. As consideration for the performance of her duties under the employment letter agreement, the Company agreed to pay Ms. Kalenuik CDN$102,000 per year commencing April 1, 2011. Ms. Kalenuik is also entitled to receive a one-time bonus in the amount of CDN$1,000.

8.

Effective April 26, 2011, the Company entered into an employment letter agreement with Ming Zhu, pursuant to which the Company employed Mr. Zhu to, among other things: carry out the duties and responsibilities of the position of Chief Financial Officer of the Company. As consideration for the performance of his duties under the employment letter agreement, the Company agreed to pay Mr. Zhu CDN$90,000 per year commencing April 1, 2011. Mr. Zhu is also entitled to receive a one-time bonus in the amount of CDN$1,000.

9.

On May 10, 2011, the Company entered into four joint venture and option agreements (the “Options”) with Otterburn Ventures Inc. (“Otterburn”) pursuant to which Otterburn had the right to acquire up to an undivided 70% interest (the “Options”) in and to certain Primary Mineral Licenses (“PML’s”) and Prospecting Licenses (“PL’s”) located in the Lake Victoria Greenstone Belt in Tanzania, East Africa. The PML’s and PL’s owned by the Company are known as the Singida Gold Project, North Mara Gold Project, Kalemela Gold Project and Geita Gold Project, and cover approximately 623 square kilometers. On May 20, 2011 Otterburn completed its due diligence investigation of the title and environmental condition of the Properties to its satisfaction, paid the initial cash payment of US$497,423 and completed the issuance of 2,200,000 common shares to Lake Victoria.

10.

On May 30, 2011, the Board of Directors of the Company amended and restated the Company’s bylaws. The amendment and restatement of the bylaws was for the purpose of, among other things, removing certain outdated and redundant provisions that existed in the Company’s prior bylaws with respect to corporate governance, shareholder and director meeting procedures, and indemnification procedures. The changes to the Company’s prior bylaws include: (i) expanding certain provisions with respect to shareholders’ meetings including change of quorum requirements; (ii) amending certain provisions respecting appointment of directors, corporate governance and committees, and directors’ meetings; (iii) expanding certain provisions with respect to officers and their duties; (iv) changing certain provisions with respect to share certificates; (v) eliminate inconsistencies between the bylaws the provisions of the Nevada Revised Statutes; and (vi) amended indemnification provisions.

11.

On May 30, 2011, the Company entered into a prospecting license purchase agreement with Manga Mining Corp, to acquire a 100% interest of one prospecting license located in the Handeni District of Tanzania.

12.

On June 17, 2011, the Company incorporated two new wholly-owned subsidiaries, Chrysos 197 Company Tanzania Ltd and Jin 179 Company Tanzania Ltd., in Tanzania to facilitate property acquisitions in compliance with The Mining (Mineral Rights) Regulations 2010 of Tanzania.

13.

On July 1, 2011, the Company entered into a prospecting license purchase agreement with I. M. Kwematuku Export Trade Ltd, to acquire up to 100% interest of one prospecting licenses located in the Handeni District of Tanzania.

14.

On July 8, 2011, Otterburn Ventures Inc. exercised its rights to terminate four option and joint venture agreements dated May 6, 2011 between Otterburn and the Company, pursuant to which we granted Otterburn the right to acquire up to an undivided 70% interest in and to certain primary mining licenses and prospecting licenses owned by us known as the Singida Gold Project, North Mara Gold Project, Kalemela Gold Project and Geita Gold Project and Otterburn paid the cash payment of $412,423 and issued 2,200,000 of its common shares to our company. In connection with the termination of the option agreements:

(i)	Otterburn agreed to pay such applicable Tanzanian government fees to leave the respective licenses in good standing for a period six months from July 8, 2011.

(ii)

Otterburn terminated the exploration service agreement dated May 20, 2011 between Otterburn, Lake Victoria Resources (T) Ltd., our wholly-owned subsidiary, and agree to pay a reimbursement for the work expenditures incurred by Otterburn during the months of March through the termination date of July 8, 2011 and, if required, certain termination costs, provided such termination costs have been incurred in accordance with the exploration service agreement.

Our Current Business

We are an exploration stage corporation focused on acquiring, exploring and developing gold deposits in the Lake Victoria Greenstone Belt in Tanzania, East Africa. We hold prospective gold projects, consisting of 30 Prospecting Licenses (PLs) and 84 Primary Mining Licenses (PMLs) and five uranium projects consisting of 9 Prospecting and Reconnaissance Licenses plus two licenses currently under application, within its Tanzania property portfolio, covering approximately 3,046 square kilometers (752,587 acres). We carry out our business by acquiring, exploring and evaluating mineral properties through our ongoing exploration program. Following exploration, we intend to either advance them to a commercially feasible mining stage, enter joint ventures to further develop these properties or dispose of them if the properties do not meet our requirements. Our properties are all early stage exploration properties. Within our mineral exploration land in Tanzania our focus is primarily on gold, although our portfolio also contains uranium prospects.

We have no revenues, we have incurred losses since inception, we have relied upon the sale of our securities to fund operations. To date, we have not discovered a commercially viable ore body, mineral deposit or mineral reserve on any of our properties and we will be unable to do so until further exploration is done and a comprehensive evaluation concludes an economic and legal feasibility study.

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

Regulations

Mineral rights in the United Republic of Tanzania are governed by the Mining Act of 1998 and The Mining (Mineral Rights) Regulations, 2010 and control over minerals is vested in the United Republic of Tanzania. Prospecting for minerals may only be conducted under authority of a mineral right granted by the Ministry of Energy and Minerals under this Act.

The three types of mineral rights most often encountered, which are applicable to us include: prospecting licenses; retention licenses; and mining licenses. A prospecting license grants the holder thereof the exclusive right to prospect in the area covered by the license for all minerals, other than building and gemstones, for an initial period of four years. Thereafter, the license is renewable for two further periods of three and two years consecutively. On each renewal of a prospecting license, 50 percent of the area covered by the license must be relinquished. The maximum initial area for a prospecting license is 300 square kilometers. A company applying for a prospecting license must, inter alia, state the financial and technical resources available to it. A retention license can also be requested from the Minister, after the expiry of the 4-3-2-year prospecting license period, for reasons ranging from funds to technical considerations.

Mining is carried out through either a mining license or a special mining license or a primary mining license, all three of which confer on the holder thereof the exclusive right to conduct mining operations in or on the area covered by the license. A mining license is granted for a period of 10 years and is renewable for a further period of 10 years. A special mining license is granted for a period of 25 years and is renewable for the estimated life of the ore body or such period as the applicant may request whichever period is shorter. If the holder of a prospecting license has identified a mineral deposit within the prospecting area which is potentially of commercial significance, but it cannot be developed immediately by reason of technical constraints, adverse market conditions or other economic factors of a temporary character, it can apply for a retention license which will entitle the holder thereof to apply for a special mining license when it sees fit to proceed with mining operations.

A retention license is valid for a period of five years and is thereafter renewable for a single period of five years. A mineral right may be freely transferred by the holder thereof to another person, except for a mining license, which must have the approval of the Ministry to be assigned.

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

Subsidiaries

We have four wholly owned subsidiaries. Kilimanjaro Mining Company Inc., a US corporation, Lake Victoria Resources (T) Limited, Chrysos 197 Company Tanzania Ltd and Jin 179 Company Tanzania Ltd. which are Tanzanian corporations.

Employees

On April 26, 2011, the Company entered into employment and contract agreements with our officers and directors. Our president David Kalenuik and secretary Heidi Kalenuik agreed to handle our administrative duties.

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

ITEM 1A.	RISK FACTORS.

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Acquisition of title to mineral properties is a very detailed and time-consuming process, and the Company’s title to its properties may be affected by prior unregistered agreements or transfers, or undetected defects. Several of the Company’s prospecting licenses are currently subject to renewal by the Ministry of Energy and Minerals of Tanzania. In result, there is a risk that we may not have clear title to all our mineral property interests, or they may be subject to challenge or impugned in the future. We have exploration licenses. We do not have a license to mine any minerals or reserves whatsoever commercially at this time on any part of our properties. Once exploration has advanced to a point where mining on one or more of our properties is feasible, we plan to apply for a mining license or licenses.

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

Mineral exploration, development and production involve many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all of our assets, resulting in the loss of your entire investment in our company.

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

Our articles of incorporation authorize the issuance of up to 250,000,000 shares of common stock with a par value of $0.00001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will reduce the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We are engaged in the business of identifying, acquiring, exploring and developing commercial reserves of primarily gold and potentially uranium. Our properties are in the exploration stage only and are without known reserves of gold and/or uranium. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of gold and/or uranium, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

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

Our by-laws provide the indemnification of our directors and officers to the fullest extent legally permissible under the Nevada corporate law against all expenses, liability and loss reasonably incurred or suffered by them in connection with any action, suit or proceeding. Furthermore, our by-laws provide that our board of directors may cause our company to purchase and maintain insurance for our directors and officers, and we have implemented director and officer insurance coverage.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Executive Offices

As of the date of this report, our executive offices consist of approximately 200 square feet, plus common area, located at Suite 810, 675 West Hastings Street, Vancouver, British Columbia V6B 1N2, Canada. We rent the office at a rate of $1,400 plus tax per month on a month to month basis. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Mineral Properties

Acquisition of Primary Mining Licenses in Singida, Tanzania

On May 15, 2009, a subsidiary of the Company, Kilimanjaro Mining Company Inc., entered into a Mineral Financing Agreement with a director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area of Tanzania. The agreement was entered into as a result of certain requirements under the Tanzania Mining Act as it relates to the ability to hold title to Primary Mining Licenses (PMLs). The Mining Act allows only a Tanzanian national or a Tanzanian corporation that is 100% owned by Tanzanian nationals to hold title to PMLs. As a result, the Company entered into the Mineral Financing Agreement along with a Statutory Declaration and Declaration of Trust with one of its directors (a Tanzanian National) to facilitate the optioning, exploration and purchase of the PML’s at the Singida gold project. Upon application, approval and the issuing of a Special Mining License that is comprised of two or more of the PMLs in the Singida project area, the Company will become the registered owner on title.

In September, 2009, the Company provided notification to all the PML owners involved in Singida Mineral Properties and Sales Agreements that the Company would extend their due diligence period for an additional 120 days, as per 2.1.1 of the agreement, upon paying the same amount as the Initial Payment again. In addition, the director completed an Addendum to the Mineral Properties and Sales Agreement that altered clause 2.1.5. On October 27, 2009, an amended Mineral Financing Agreement was signed between the director (a Tanzanian national) and the Company.

On January 19, 2010, a director on behalf of the Company signed second addendums to Singida Mineral Properties Sale and Purchase agreements. The addendums revised and extended the second payment of the mineral agreements.

The second payment was divided into three payments with $470,927 due on January 27, 2010, $470,927 due on July 27, 2010 and $922,900 due on January 27, 2011.

On July 27, 2010, the director signed third addendums to the Singida mineral properties sales and purchase agreements on behalf of the Company. The third addendums revised the payment terms of the second addendum. Based on the revised terms, the second instalment of $470,927 was divided into two payments, with $281,065 paid on July 27, 2010 and $187,051 paid on October 26 and November 26, 2010.

On February 7, 2011, a director signed fourth addendums to the Singida mineral properties sales and purchase agreements on behalf of the Company. The fourth addendums revised the payment terms of the second addendum. Based on the revised terms, the third instalment of approximately $922,900 was divided into three payments, with $92,065 paid on February 9, 2011, $181,998 paid on March 10, 2011 and $646,030 due on August 9, 2011.

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

Under the terms of the mineral properties sales and purchase agreements the Company has completed initial option payments in the amount of $1,707,810. As of March 31, 2011, the Company has acquired 100% of 23 PMLs. The Company has the option to acquire 37 additional and different PMLs in the Singida area. Pursuant to the original agreement and the subsequent addendums, the Company agreed to pay approximately $646,030 on August 9, 2011, $419,100 on January 23, 2013 and $3,828,000 on February 24, 2013.

Acquisition of Prospecting Licenses in Tanzania

On April 20, 2011, the Company entered into a Prospecting License Purchase Agreement with Pili Sadiki, to acquire a 100% interest in a certain prospecting license located in the Kiabakari Musoma District of Tanzania.

On April 20, 2011, the Company entered into a Prospecting License Purchase Agreement with Rashid Omar, to acquire a 100% interest in a certain prospecting license located in the Handeni Tanga District of Tanzania.

On May 30, 2011, the Company entered into a Prospecting License Purchase Agreement with Manga Mining Company to acquire a 100% interest in a certain prospecting license located in the Handeni Tanga District of Tanzania.

On July 1, 2011, the Company entered into a Prospecting License Purchase Agreement with I. M. Kwematuku Export Trade Ltd. to acquire up to 100% interest in a certain prospecting license located in the Handeni Tanga District of Tanzania.

Option Agreements with Otterburn Ventures Inc.

On May 6, 2011, Lake Victoria Mining Company, Inc. (the “Company”) entered into the following four option and joint venture agreements with Otterburn Ventures Inc. (“Otterburn”). On July 8, 2011 Otterburn terminated these four option and joint venture agreements.

Geita Option Agreement

In the option and joint venture agreement (the “Geita Option Agreement”) between the Company and Otterburn with respect to property located in the Geita District of the Mwanza Region of the United Republic of Tanzania (the “Geita Property”), the Company agreed to grant an exclusive option to Otterburn to acquire up to a 70% undivided interest in and to certain prospecting licenses with respect to the Geita Property. Pursuant to the Geita Option Agreement, and in consideration for the 70% option, Otterburn agreed to: (i) make a cash payment to the Company in the amount of $2,739.70 on May 20, 2011 (the “Effective Date”) representing all license fees paid by the Company; (ii) make cash payments to the Company in the aggregate of up to $150,000 over a two-year period commencing on May 13, 2011 (the “Closing Date”); (iii) allot and issue up to 600,000 common shares of Otterburn to the Company over a two year period commencing on the Closing Date; and (iv) fund working costs up to $1,570,000 on the Geita Property over a three year period commencing on the Effective Date.

Kalemela Option Agreement

In the option and joint venture agreement (the “Kalemela Option Agreement”) between the Company and Otterburn with respect to property located in the Magu District of the Mwanza Region of the United Republic of Tanzania (the “Kalemela Property”), the Company agreed to grant an exclusive option to Otterburn to acquire up to a 70% undivided interest in and to certain prospecting licenses with respect to the Kalemela Property. Pursuant to the Kalemela Option Agreement, and in consideration for the 70% option, Otterburn agreed to: (i) make a cash payment to the Company in the amount of $21,897.80 on the Effective Date representing all license fees paid by the Company; (ii) make cash payments to the Company in the aggregate of up to $150,000 over a two-year period commencing on May 13, 2011 (the “Closing Date”); (iii) allot and issue up to 600,000 common shares of Otterburn to the Company over a two year period commencing on the Effective Date; and (iv) fund working costs up to $1,350,000 on the Kalemela Property over a three year period commencing on the Effective Date.

Mara Option Agreement

In the option and joint venture agreement (the “Mara Option Agreement”) between the Company and Otterburn with respect to property located in the Tarime District of the North Mara Region of the United Republic of Tanzania (the “Mara Property”), the Company agreed to grant an exclusive option to Otterburn to acquire up to a 70% undivided interest in and to certain prospecting licenses with respect to the Mara Property. Pursuant to the Mara Option Agreement, and in consideration for the 70% option, Otterburn agreed to: (i) make a cash payment to the Company in the amount of $32,015.20 on the Effective Date representing all license fees paid by the Company; (ii) make cash payments to the Company in the aggregate of up to $180,000 over a two-year period commencing on May 13, 2011 (the “Closing Date”); (iii) allot and issue up to 900,000 common shares of Otterburn to the Company over a two year period commencing on the Effective Date; and (iv) fund working costs up to $1,850,000 on the Mara Property over a three year period commencing the Effective Date.

Singida Option Agreement

In the option and joint venture agreement (the “Singida Option Agreement”) among the Company, Ahmed Abubakar Magoma and Otterburn with respect to property located in the Singida Region of the United Republic of Tanzania (the “Singida Property”), the Company and Mr. Magoma agreed to grant an exclusive option to Otterburn to acquire up to a 70% undivided interest in and to certain prospecting licenses with respect to the Singida Property divided into two option grants. Pursuant to the Singida Option Agreement, and in consideration for 51% of the interest, Otterburn agreed to: (i) make a cash payment to the Company in the amount of $770 on the Effective Date representing all license fees paid by the Company; (ii) make cash payments to the Company in the aggregate of up to $400,000 over a two-year period commencing on May 13, 2011 (the “Closing Date”); (iii) allot and issue up to 2,200,000 common shares of Otterburn to the Company over a two year period commencing on the Effective Date; and (iv) fund working costs up to $4,500,000 on the Singida Property over a three year period commencing on the Closing Date and fund and complete the Preliminary Economic Assessment on or before the third anniversary date from the Effective Date, as described in more detail in the Singida Option Agreement. Pursuant the Singida Option Agreement, in consideration for the remaining 19% interest Otterburn agreed to: (i) allot and issue up to 1,000,000 common shares of Otterburn to the Company on or before the sixth anniversary date from the Effective Date; (ii) fund and complete the Pre-Feasibility Report compliant with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects, on or before the sixth anniversary date from the Effective Date; and (iii) fund working costs up to $750,000 on the Singida Property, $250,000 on or before each of the fourth, fifth and sixth anniversary dates from the Effective Date.

Termination of Option and Joint Venture Agreements

On July 8, 2011, Otterburn Ventures Inc. exercised its rights to terminate four option and joint venture agreements dated May 6, 2011 between Otterburn and the Company, pursuant to which we granted Otterburn the right to acquire up to an undivided 70% interest in and to certain primary mining licenses and prospecting licenses owned by us known as the Singida Gold Project, North Mara Gold Project, Kalemela Gold Project and Geita Gold Project and Otterburn paid the cash payment of $497,423 and issued 2,200,000 of its common shares to our company. In connection with the termination of the option agreements:

(i)	Otterburn agreed to pay such applicable Tanzanian government fees to leave the respective licenses in good standing for a period six months from July 8, 2011.

(ii)

Otterburn terminated the exploration service agreement dated May 20, 2011 between Otterburn, Lake Victoria Resources (T) Ltd., our wholly-owned subsidiary, and and agree to pay a reimbursement for the work expenditures incurred by Otterburn during the months of March through the termination date of July 8, 2011 and, if required, certain termination costs, provided such termination costs have been incurred in accordance with the exploration service agreement.

(iii)	Otterburn agreed to repurchase the 2,200,000 common shares of Otterburn that we received pursuant to the Option Agreements at a price of $0.10 per share.

Licenses

The following chart (Table 1) is a complete list of each gold prospecting license that we own by project name, license number, the area of location, district of its location and the size in square kilometers. Table 2, a complete list of our uranium prospect licenses, follows the gold license list (Table 1). We own no prospecting property other than the following licenses listed on

Table 1 and Table 2. There are no known reserves on these properties and any proposed programs by us are exploratory in nature.

Table 1: Gold Projects and License List

Project	License No	Area	District	Size (SqKm)
KALEMELA
	PL 2747/2004	Magu	Magu	34.01
	PL 2910/2004	Bunda South	Bunda	37.9
	PL 3006/2005	Bunda	Bunda	56.56
	PL 5892/2009	Magu	Magu	29.67
	PL 5912/2009	Magu	Magu	56.74
	PL 5988/2009	Bunda South	Magu	38.92
				253.8
GEITA
	PL 2806/2004	Geita	Geita	21.59
	PL 5958/2009	Geita	Geita	20.85
				42.44
MUSOMA BUNDA
Murangi
	PL 4511/2007	Masinono	Musoma	51.9
Suguti
	PL 3966/2006	Suguti	Musoma	72.95
Kinyambwiga
	PL 4653/2007	Kinyambwiga	Musoma	30.89
24 PML's
	1)PM0001173	Kinyambwiga	Musoma	8.36 Hectares
	2)PM0001174	Kinyambwiga	Musoma	8.36 Hectares

Project	License No	Area	District	Size (SqKm)
	3)PM0001175	Kinyambwiga	Musoma	8.36 Hectares
	4)PM0001176	Kinyambwiga	Musoma	8.36 Hectares
	5)PM0001177	Kinyambwiga	Musoma	8.36 Hectares
	6)PM0001178	Kinyambwiga	Musoma	8.36 Hectares
	7)PM0001179	Kinyambwiga	Musoma	8.36 Hectares
	8)PM0001180	Kinyambwiga	Musoma	8.36 Hectares
	9)PM0001181	Kinyambwiga	Musoma	8.36 Hectares
	10)PM0001182	Kinyambwiga	Musoma	8.36 Hectares
	11)PM0001183	Kinyambwiga	Musoma	8.36 Hectares
	12)PM0001184	Kinyambwiga	Musoma	8.36 Hectares
	13)PM0001185	Kinyambwiga	Musoma	8.36 Hectares
	14)PM0001301	Kinyambwiga	Musoma	8.36 Hectares
	15)PM0001302	Kinyambwiga	Musoma	8.36 Hectares
	16)PM0001307	Kinyambwiga	Musoma	8.36 Hectares
	17)PM0004582	Kinyambwiga	Musoma	8.36 Hectares
	18)PM0004583	Kinyambwiga	Musoma	8.36 Hectares
	19)PM0004584	Kinyambwiga	Musoma	8.36 Hectares
	20)PM0004585	Kinyambwiga	Musoma	8.36 Hectares
	21)PM0004586	Kinyambwiga	Musoma	8.36 Hectares
	22)PM0004587	Kinyambwiga	Musoma	8.36 Hectares
	23)PM0004588	Kinyambwiga	Musoma	8.36 Hectares
	24)PM0004589	Kinyambwiga	Musoma	8.36 Hectares
2.01
SINGIDA
60 PMLs	200mx500m	Singida - Londoni	Singida	4.74
4.74.
BUHEMBA
	PL 5919/2009	Buhemba	Serengeti	34.92
34.92

Project	License No	Area	District	Size (SqKm)
UYOWA
	PL 4531/2007	Uyowa	Urambo	95.12
	PL 3425/2005	Uyowa	Uyowa	171.2
	PL 5009/2008	Uyowa	Urambo	244.32
	PL 5916/2009	Uyowa	Urambo	49.89
	PL 4749/2007	Kisimani River and Iseramigas	Urambo	34.24
	PL 5153/2008	Uyowa	Uyowa	134.96
				729.73
KAHAMA
	PL 3439/2005	Salawe	Shinyanga	48.00
	PL6437/2011 PLR 4188/2006	Kahama South	Kahama	183.05
	PL6341/2010 PLR 4189/2006	Kahama	Kahama	60.79
				291.84
NORTH MARA
Tarime	PL 4882/2007	Tarime	Nyagisa/Tarime	61.8
Tarime	PL 3340/2005	Ikoma	Tarime	96.83
Tarime	PL 2677/2004	Tarime	Tarime	37.32
Tarime	PL 3005/2005	Tarime	Mara Tarime	42.72
Tarime	PL 4873/2007	Tarime	Tarime	40.97
Tarime	PL 3341/2005	Utegi	Tarime	25.48
Tarime	PL 4225/2007	Kiagata	Musoma	42.56
Nyabigena East	PL 3355/2005	Nyamwanga/Nyam ongo	Tarime	12.42
Kubaisi Kiserya	PL 4833/2007	Kiterere Hills	Tarime & Serengeti	27.34
				387.44
30 Prospecting Licenses (PLs) - Total SqKm				1,895.91
84 Primary Mining Licenses (PMLs)- Total SqKm				6.75

Table 2: Uranium Projects and License List

Project	License No	Area	District	Size (SqKm)
MBINGA
	PL6342/2010
	(PLR 4433/2007)	Mbinga	Mbinga	199.40
	PL6509/2010
	(PLR 4335/2007)	Litembo	Mbinga	199.97
	PL 4254/2007	Pulambili	Mbinga	98.39
	Application
	(PLR4345/2007)	Mbinga	Mbinga
	Application
	(PLR4346/2007)	Mbinga	Mbinga
				497.76

KIWIRA
	PL 4651/2007	Makete	Makete & Kyela	86.11

	PL 4406/2007	Chunya	Mbeya	49.84
	PL 4514/2007	Kyela	Kyela	69.44
				205.39

NJOMBE
	PL6526/2010
	(PLR 4297/2007)	Njombe	Makete	199.13
				199.13

LAKE RUKWA
	PL6519/2010
	(PLR 4068/2007)	Chunya	Mbeya	199.02
				199.02

BAHI
	PL 4211	Bahi	Bahi	43.66
				43.66

9 Prospecting and Reconnaissance Licenses - Total (Sqkm)				1,144.96

Prospective Projects and Properties

The following map (Map 1) is a gold project location map. The “red” is the outline of all of our individual Prospecting Licenses (PLs) that are combined to make a project area and that were in joint venture with Otterburn. Our other gold projects that weren’are outlined in “blue”. For a detailed listing see Item 2: Properties – Table 1

Map 1: Gold Project Location Map, March 2011

The following map (Map 2) is a uranium project location map. The “black” is the outline of all of our individual Prospecting Licenses (PLs or PLRs) that are combined to make a project. Our projects are outlined in “grey”. For a detailed listing see Item 2: Properties – Table 2

Map 2: Uranium Location Map, March 2011

Prospective Gold Projects

The following is a brief overview of our portfolio of prospective mineral properties, the exploration developments on them where applicable and some of the details of the historical option agreements for them. During the fiscal year ended March 31, 2011, our exploration work was primarily concentrated on the Singida, Kinyambwiga, Uyowa and North Mara gold projects.

Kalemela Gold Project

The Kalemela Gold project consists of a package of six prospecting licenses (Table 1) that make up a total area of 253.8 square kilometers near the south-eastern corner of Lake Victoria (Table 3). On April 1, 2007, PL2747/2004 was the original prospecting license acquired from Uyowa Gold Mining and Exploration Company Limited, P.O. Box 3167, Dar es Salaam, Tanzania. Subsequently, on November 18, 2008 we acquired two additional adjacent and contiguous licenses PL3006/2005 and PL2910/2004. We entered into an Exploration Services Agreement with Geo Can to conduct geologic mapping, soil and rock sampling and ground magnetic surveys.

The original three licenses covered about 261.8 square kilometers and have each been split in half in compliance with the Mining Act of Tanzania. This has resulted in the Kalemela project now being comprised of six (6) PLs with an additional three (3) new PL numbers being assigned and totaling about 253.80 sq. km. However, all the subsequent exploration comments refer to the original three prospecting licenses (PLs).

We completed the initial exploration of all the Kalemela licenses during 2008/2009. Results of geologic mapping, ground magnetic surveying and soil and rock sampling have identified exploration sites suitable for electrical induced polarization (I.P.) geophysical surveys to further define possible drill targets. Depending on available resources and project scheduling, follow up soil sampling will be conducted to confirm previous sampling results, followed by a targeted electrically induced polariztion (I.P.) geophysical survey and a possible initial drill program. No additional work was conducted on the Kalemela project during this reporting period.

Table 3: Kalemela Gold Project Prospecting Licenses

License Details	Area (km2 )
PL 2747/2004	34.01
PL 2910/2004	37.90
PL 3006/2005	56.56
PL 5892/2009	29.67
PL 5912/2009	56.74
PL 5988/2009	38.92
TOTAL	253.80

Location and Access

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

As Map 3 shows, the license blocks are contiguous, apart from a narrow strip of land between PL 5892 and PL 5912.

Map 3, “The Kalemela Gold Property Location Map, Tanzania” illustrates the location of the all six Kalemela licenses relative to Lake Victoria, the Serengeti National Park and their respective areas in square kilometers (sq.km.).

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

As Map 3 shows, the license blocks are contiguous, apart from a narrow strip of land between PL 5892 and PL 5912.

Map 3: Kalemela Gold Project Location Map, November 2009.

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

Geology

The Kalemela property is located in the south-western portion of the Kilimafedha Greenstone Belt (Map 3). The greenstone rocks in this area are part of the Nyanzian system which, together with Dodoman system and younger Kavirondian, forms what is known as the Tanzania craton. The craton is surrounded by Proterozoic mobile belts. The Precambrian terranes have been disrupted episodically throughout the Phanerozoic by rifting, most recently in the Cenozoic with the development of the famed East African Rift System.

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

Local (Deposit) Geology

The local geology of the area is shown in Map 4, and the major rock types are briefly described below:

Geological mapping was undertaken by Geo Can Resources in 2008/09 over the license blocks– see also Map 4.

The Kalemela Gold Project is located within the western extremity of the Kilimafedha Greenstone Belt. Granitoids form higher relief in the southern part of the license, while lower elevations with greenstones and clay-rich mbuga soils are present in the north. Several gabbro, dolerite and felsic porphyry dykes are present. However, outcrops are scarce, especially in the north of the license area.

In the west and northwest parts of the area, greenstones are dominant in the form of mafic volcanics and basaltic pillow lavas; occasional rhyolites and felsic porphyry dykes are also present. The northern half of the property is blanketed by a generally thin clay-rich mbuga soil cover, which overlies prospective greenstone and granitic rocks.

History

There are no historical large mines or developed gold mineralized bodies within the property; prior to our current activity, only limited reconnaissance exploration was conducted on the property and within the region.

Map 4: Regional Geological Map for the Kalemela Gold Project, July 2008

Kalemela Exploration Program

Exploration across the Kalemela licenses has largely been conducted by Geo Can Resources between July, 2008 and February, 2009 with later follow-up investigation on a few of the anomalies by Lake Victoria Mining Company during the latter part of 2009 (Table 4). The work program consisted of gridding, soil and rock sampling, geophysical ground magnetic surveying, trenching, geological mapping, soil and rock assays, report writing, accommodations and travel.

Table 4: Summary of exploration undertaken by GeoCan Resources

Activity	Unit	PL 2747	PL 2910	PL 3006	TOTAL
Mapping	km²	70.72	37.90	113.90	222.52
Soil sampling	Samples	1589	1762	341	3692
Rock chips	Samples	33	22	6	61
Trenching	Trenches	10			10
	Samples	105			105
Ground magnetics	line-km	688	648	850	2186

No detailed follow-up work has been undertaken from the initial exploration results obtained by Geocan Resources other than minor trenching across areas of increased soil anomalism. However, geological mapping has confirmed that the environment is favourable for the presence of gold mineralisation. The project area lies within the Lake Victoria Greenstone Belt.

Soil geochemical sampling and limited trenching have confirmed the presence of gold in the area, while ground magnetic surveys have identified potential feeder channel sites which, allied with the regional structural regime, strongly suggest that the area is conducive to the emplacement of gold.

The following targets have been identified for field investigation – Map 5:

1.

The area immediately north of Mwabujose and Chumve Hills in the western most PL 2910/2004. A major NE-SW structure cuts the area and together with the cross-cutting NW-SE structures provides prospective targets. IP Gradient array survey with selected N-S Schlumberger profiles are proposed with the aim of defining targets for follow-up trenching, augering (over mbuga-covered area) and RAB drilling.

2.

The geochemical anomalous area in the north-eastern part of the project area on PL 5892/2008. A number of NE-SW trending structures cut by NW-SE dykes characterize this area. Auger or RAB drilling is proposed.

3.

The granite/basalt contact, largely overlain by mbuga soils requires verification by IP and Schlumberger/VLF profiling. Follow-up soil sampling by auger or RAB drilling is required to test beneath the mbuga.

Map 5: Exploration Targets Priortized on the Kalemela Gold Project

Geita Project PL2806/2004 and PL5958/2009

On January 27, 2009, we executed a definitive Option Agreement (the “Option”) with Geo Can to earn a 50% interest in Geo Can’s Geita Gold Project, Prospecting License Number PL2806. Subsequently, on May 5, 2009 through a Property Purchase Agreement between our wholly owned subsidiary Kilimanjaro Mining Company and Geo Can we acquired a 100% interest in the “Property” totaling 43.77 sq km. The Geita Gold Project (original license number: PL2806/2004) is located in Northern Tanzania within the Lake Victoria goldfields in the Geita District, Mwanza Region. This license is about 6 kilometers west of the town of Geita and about 78 kilometers west of Mwanza. The original prospecting license PL2806 has been divided and the project is now comprised of two licenses: PL2806/2004 (21.59 sq.km.) and PL5958/2009 (20.85 sq.km.), which totals about 42.44 sq.km.

During 2008, under contract by us, Geo Can completed detailed ground magnetic surveys, and both reconnaissance and detailed electrical prospecting (induced polarization, I.P.) surveys. Following this work, we commenced drilling on the Geita Project in January, 2009 and completed 37 reverse circulation drill holes for a total of 3,508 meters (11,506 feet). The drilling identified sub-economic gold values; the best mineralized intersection was 2 meters of 3.03 grams per metric ton from 50 meters to 52 meters in drill hole GR-15. Other than desktop studies and and reconnaissance visits, no additional work was conducted on the project during this reporting period.

Description and Location

The Geita property (License number: PL2806/204) is situated in the famous Lake Victoria goldfields in Geita district, Mwanza region, northern Tanzania. It is located between Latitude 2o 54’S and 2o 92’S and Longitude 32° 06’E and 32° 22’E that encompasses an area of 42.44 square kilometers. This area lies approximately 6 Km west of the town of Geita and 78 Km west of the city Mwanza. Mwanza, on the southern shore of Lake Victoria is an important port and the second largest city in Tanzania.

Accessibility, Infrastructure, Physiography and Climate

Geita (Map 6) can be reached by air via Mwanza International airport, located in Mwanza town and then 78 Km drive to Geita town via Geita-Biharamulo tarmac road. The property can as well be reached from Kahama district, Shinyanga through Kakola–Geita road. The Geita town has several mobile telephone networks (Vodacom, Celtel, Zantel, Tigo and TTCL) and internet communication is available in local internet cafes.

Topographically on the north side, the property consists of prominent hills and relative low hills on the southern side (Map 76). Nyamalembo on the northeast side of the property is the highest reaching elevation of 1474 metres above sea level (Map 7 and Map 8). Most of the hills consist of granitic rocks with the exception of Samena Hill (on the northwest side), which is composed of greenstone rocks. The hill slopes are covered by Fe rich fertile red or black soil that grades to black cotton soil on the far south of the hills. The property area is drained at its midway by the Mtakuja stream, which flows northwesterly into swamps near Nungwe Bay at the Lake Victoria. The climate is tropically humid with two major seasons, a wet season that starts from November to May and a dry season the remainder of the year. The wet season’s maximum rainfall is between March and April. To date, weather has not affected exploration progress.

Map 6: Geita Property location and major roads

Map 7: Topographical map of the Geita property

Map 8: Geology and Location Map of PL2806/2004

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

Within the validity of the current license, investigations have been limited to a remote sensing analysis, geophysical surveys (ground magnetic and induced polarisation surveys), and sub-surface sampling by means of reverse circulation drilling. Both the remote sensing analysis and the ground magnetic surveys indicated the presence of structures, which, in association with the known regional geology, could be favourable for the emplacement of gold mineralisation. Interpretation of the IP survey results suggested the presence of sulphides which were reflected in the reverse circulation drill cuttings. Isolated anomalous gold mineralization was confirmed by the assay results from the drilling.

The work described briefly above has shown the geological environment to be favorable for the presence of gold mineralization. The additional work necessary to prove this further includes geochemical soil sampling, pitting/trenching of geochemical anomalies and infill reverse circulation drilling.

Musoma Bunda Murangi Gold Project

The Musoma Bunda Murangi Gold Project is comprised of three Prospecting Licenses (PLs) (see Table 1 and Map 10) that are located on the eastern side of Lake Victoria. All three licenses lie within the Musoma-Mara Greenstone belt.

The Company owns the mineral rights over the Kinyambwiga, Murangi and Suguti Projects. The licenses, which lie in and to the south of the Musoma - Mara Greenstone Belt, cover a combined area of 155.74 square kilometres in the northeast of the United Republic of Tanzania, East Africa, close to the southeast shore of Lake Victoria.

Musoma, located 30 kilometres north of the Suguti license, is the main commercial centre of Mara Region. The town of Bunda, located on the main Mwanza - Musoma paved highway, is 18 kilometres to the east of the Kinyambwiga license.

The Company, under its subsidiary company Kilimanjaro Mining Company Limited, acquired the licenses from Geo Can Resources Limited (Geo Can) in May 2009. Exploration work undertaken in the Kinyambwiga Project area prior to the acquisition of Geo Can comprised remote sensing, regolith mapping, ground magnetic surveys and drilling. No exploration had been undertaken in either the Suguti or Murangi licenses at that time. Since acquiring the properties we have, up to September 2010, spent over US$259,500 on exploration. In the Kinyambwiga Project area work undertaken includes geochemical soil sampling, Gradient Array IP surveys, Schlumberger VES target profiling, two trenching programs and a RC borehole campaign in which 2,427 metres of drilling was completed in 2010. Ground magnetometer surveys have recently been completed across the Suguti and Murangi Prospecting Licenses.

Location and Access

The three prospecting licenses (Table 1) lie to the west of the main Mwanza-Musoma tar road in the Musoma District (see Map 19). The licenses are located some 30 to 60km south of Musoma, the major town in the district. Access to the individual licenses is via all weather dirt roads that connect to the various villages within the license areas. The three licenses are commonly referred to by the following names:

      Kinyambwiga project (PL 4653/2007) and 24 Primary Mining licenses(PMLs)
      Murangi project (PL 4511/2007)
      Suguti project (PL3966/2006)

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

Regional Geology

The area is largely underlain by the Archaean Nyanzian Supergroup suite of granitic rocks (the Musoma Series). These have been uncomformably overlain by metavolcanic rocks of the Kavirondian System. Most of the documented gold occurrences in the Musoma-Mara region lie within the Nyanzian formation. The greenstone belt extends for over 180 km from the shores of Lake Victoria in the west to the Serengeti National Park in the east.

Shear-hosted, gold bearing quartz veins, often striking NNE-SSW are typically present within the greenstone rocks. A crosscutting northwest – southeast structural fabric is present.

Kinyambwiga project

On April 2, 2009 we completed an “Option to Purchase Prospecting Licenses Agreement” with Geo Can for PL4653/2007. Subsequently, on May 5, 2009 through a Property Purchase Agreement between our wholly owned subsidiary Kilimanjaro Mining Company and Geo Can we acquired a 100% interest in the “Property” totaling 30.89 square kilometers in quandrangle QDS23/1. The Kinyambwiga Gold Project is about 208 kilometers northeast of the city of Mwanza in northern Tanzania, in the Precambian Musoma-Mara greenstone belt of northern Tanzania, East Africa (Map 9).

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

Map 9: Musoma-Bunda Gold Project Location Map includes Kinyambwiga Project PL4653

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

Kinyambwiga has two main areas of exploration interest: a northern zone with “alluvial” gold deposits and a southern zone of significant hard rock artisanal mining activity. From June 1, 2009 to date rock sampling, geologic mapping, a detailed ground magnetic survey, and a major trenching and sampling program has extended and projected the known vein system to the northeast for at least 1,000 meters. This detailed exploration program was designed to refine and extend results from the 2008 RC (1,300 meter) and RAB (6,000 meter) drilling program.

The 2009, detailed magnetic survey consists of 62 north-south lines of 2.3 kilometers long and spaced 50 meters apart; 143 line kilometers were surveyed using Company owned, state-of-the-art GPS equipped magnetometers. Interpretation of the detailed ground magnetic survey highlights the structural shift from east-northeast to a more northeast direction. From the artisanal workings, the vein-magnetic pattern extends both to the northeast and to the southwest, which suggests the quartz veins may have a length greater than one kilometer (see Map 9).

Also NW trending fault is predominant and mostly associated with dolerite dykes. During the 2009 trenching program, 54 trenches excavated and detailed samples were collected from quartz veins exposed in 37 of the trenches. The trenching and sampling program covered a strike length of about one kilometer. Gold assay results including those from trenching in 2008 appear to have defined about a 1,000 meter long mineralized zone with approximate vein grades of 3.96 grams per metric ton; much more work is required to confirm these results and to determine whether Kinyambwiga will contain a commercial ore body. At this date, Kinyambwiga does not contain a mineralized ore body.

Exploration Strategy

During this reporing period, exploration work has largely been focused on the Kinyambwiga license (PL4653/2007). Ground magnetic surveys, undertaken in-house, have recently been concluded across the Suguti (PL 3966/2006) and Murangi (PL 4511/2007) licenses. No record of previous exploration on either of these two licenses is currently known.

Kinyambwiga PL4653/2007- Kunanga 1, 2 and 3 prospects

Exploration conducted since June 2010 was focused at extending the strike length of the prospect by undertaking:

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

Map 10: Drilling grid showing borehole collar positions for both Phase 1 and Phase 2

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

Drilling to test the down-dip extension of the quartz vein along the eastern edge of the prospect, intersected the southern lens, represented by a 2 meter quartz vein having a grade of 3.34g/t gold at a depth of 80 meters below surface.

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

A Schlumberger IP target situated some 100 meters north of the main quartz vein (Map 10) was also tested by one borehole which intercepted at least 3 anomalous zones down hole with the best intersection returning 1.78 g/t gold over 1 meter.

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

  Although a single north-south trench of 100 meters in length was undertaken across the field, a 4 meter zone of shearing striking 075o , and in which interfoliated thin quartz veins occur within weathered granite, was noted midway in the trench. However, the results of the 2 meter composite samples did not reflect any gold anomaly.

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

Samples that returned grades >5g/t gold were re-assayed by gravimetric analysis in order to compare results and determine whether this would be a more accurate measure of assaying samples that contained abundant visible and nugget gold. Sample duplicates were used for the analysis since insufficient pulps from the original prepared samples were available. Results of both analyses together with the visual pan results are given in Table 5.

Table 5: Comparative study between Fire Assay and Gravimetric analysis for samples that assay > 5g/t gold

									(1=trace to	=
						50gm FA	Gravimetric	Intensity	4	intense)
HOLE_ID	FROM	TO	INT	New SANO	SANO	AU_PPM	AU_PPM	PYRITE	MAG	ARSPY	VG_COUNT
KNRC0023	53	54	1	A03620	A03620	19.40	17.30	0.5			27
KNRC0027	51	52	1	A03708	A03708	16.50	16.90	1			92
KNRC0023	54	55	1	A03621	A03621	15.60	15.40	2			<100
KNRC0026	39	40	1	A03681	A03681	11.00	9.30				22
KNRC0029	59	60	1	A03785	A03785	10.50	10.10
KNRC0026	40	41	1	A03682	A03682	9.76	8.70				25
KNRC0028	61	62	1	A03748	A03748	5.49	5.90	1			15
					Mean	12.61	11.94
					Correlation	0.98

A good correlation exists between both the Fire assay and gravimetric analysis (correlation 0.98) . Although the population is small, the general trend appears that the gravimetric analysis returned 5% lower values than the average Fire assay values.

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

Table 6: Summary of Reverse Circulation drill results from the Kanunga 1 Prospect-Phase 2 drilling

Hole No.	Total Depth	Section	*North	*East	Azimuth	Declin.	From	To	Interv al	Grade
	(m)		Co-ord	Co-ord	(deg)	(deg)	(m)	(m)	(m)	Au g/t
KNRC002 2	90	581460E	9776919	581460	0	-60	86	88	2	3.34
KNRC002 3	78	581380E	9776954	581543	0	-50	53	57	4	9.74

Hole No.	Total Depth	Section	*North	*East	Azimuth	Declin.	From	To	Interv al	Grade
(including 2 meters @ 17.50g/t Au)
KNRC002 6	70	581376E	9776920	581376	0	-60	39	41	2	10.38
KNRC002 7	90	581140E	9776826	581140	0	-60	50	52	2	9.38
	and						77	80	3	1.06
KNRC002 8	75	581100E	9776828	581102	0	-50	46	48	2	1.17
	and						60	63	3	2.65
KNRC002 9	80	581060E	9776788	581057	0	-50	58	61	3	5.41
	and						65	66	1	2.59
KNRC003 2	75	581300E	9777000	581300	0	-50	28	29	1	1.79
KNRC003 9	60	581180E	9778008	581159	0	-50	39	40	1	1.03
KNRC004 0	60	581260E	9778020	581260	0	-50	40	41	1	1.01
KNRC005 4	50	581060E	9776840	581065	0	-50	22	27	5	2.06
	and						32	38	6	1.28

* Datum Arc 1960

Notes:

*34.286 grams of gold/metric tonne = 1 Troy ounce of gold/short ton;
*g/t = grams/metric ton; Au is the chemical symbol for gold.
*The mineralized interval represents the drill hole intercept and is not the true horizontal width of the mineralized structure.
*Qualified Person: CHM King, registered with the South African Council of Natural Scientific Professions (Pr.Sci.Nat Reg. No. 400065/09) has over 30 years experience in base and precious metal exploration.

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

Exploration at Kinyamwiga has largely been centered around the Kanunga 1 Prospect where the strike extension of the known gold bearing quartz vein beneath the “mbuga” cover is being explored. The following geophysical techniques have been applied:

  VLF Survey.
  The Company rented an EM16-16R VLF instrument from Geonics, Ontario, Canada with on site TX27 transmitter to test the suitablility of using this instrument to detect the subsurface extension along strike to the NE and SW of the Kanunga 1 Quartz Vein set.
  An orientation survey was initially set up in which a number of traverses across the exposed quartz vein at Kanunga 1 were undertaken. Unfortunately, the instrument malfunctioned and after numerous tests to try to get it to work correctly, the survey was abandoned and the instrument returned to Canada.
  IP Schlumberger VES N-S selected profiles are currently in progress along the Kanunga 1, NE –SW mineralizing structure. A total of 18 profiles are planned.

The results of the Schlumberger survey will assist in the planning of a follow-up RAB/RC drilling program planned later in the year in order to increase the resource potential of Kanunga 1. Investigation of a number of soil anomalies, outlined during the 2009 soil sampling program, that lie along a 1.5 kilometer zone to the E and W of the Kanunga 1 Prospect is planned. This will involve infill soil sampling/pitting/trenching.

Suguti (PL3966) and Murangi (PL4511)

Both the Suguti and Murangi projects are at “grass roots” level. The extensive “mbuga” cover makes exploration exceedingly difficult. Recent ground magnetometer surveys have indicated the persistence of the important NE-SW fracture trends, coupled with the cross-cutting NW-SE lineaments/dykes, the intersections of which are known to be a controlling influence for gold mineralization in the Lake Victoria Gold Belt Based on this structural model, follow-up exploration with emphasis on the structurally potential areas outlined is expected to entail:

(i)

Gradient Array IP surveys across the licenses including the thick “mbuga” deposits overlying the Suguti Fault Zone, in order to refine the structural signature and to identify any chargeability anomalies associated with pyrite-gold mineralization.

(ii)	Select Schlumberger profiles to be planned on the results of the Gradient array survey.

(iii)	VLF profiles, utilizing on site transmitter, to be conducted across coincident ground magnetic and IP targets.

(iv)	Mapping of surface outcrop, float, cultural effects and the distribution of red-soil (overlying greenstone rocks) versus “mbuga”.

(v)	Soil sampling across non-mbuga areas on an initial 400 meter x 50 meter grid with later infilling on 200 meter spaced lines depending upon results of the first phase of the program.

(vi)	Termite sampling and panning of all “intermediate” size termite mounds.

(vii)	Rock sampling of interesting rock outcrops exhibiting iron alteration wherever possible. Similar, selective rock sampling of the BIF in the southern part of Suguti license is to be undertaken.

(viii)	Follow-up pitting and trenching on any significant anomalies outlined from the above program.

(ix)	Phase 1 drilling – a 2000 meter Rotary Air Blast (RAB) drilling program and/or auger program is planned pending the discover of an encouraging geochemical anomaly(s) on each of the licenses:

A total of 544 samples have been collected from the Suguti project of which includes 26 Blank samples (Table 7).

Table 7: Statistical summary of soil sample results collected at Suguti PL

Range (ppb Au)	Samples	Blanks	Outstanding assays
<10	354	21
10-20	83	4
20-30	53	1
30-40	5
40-50	2
>50	1
Total	498	26	20

Over 71% of the soil results returned <10ppb gold with the remainder falling between 10 to 50ppb gold. A single, maximum soil value of 160ppb Au was reported and has yet to be verified in the field.

Regolith mapping has been completed across the entire Suguti license. The license is transected by the major NW-SE trending Suguti Fault which has formed a topographic depression that has subsequently been infilled by a thick deposit of “mbuga” that covers an area of some 25 square kilometers and constitutes 34% of the license. The area becomes totally waterlogged during the wet season and is used for growing rice. Exposure is limited to minor rock out crops on the northern side of the Suguti Shear. To the south, well exposed ridges of Banded Iron Formation and Basalt form a topographic high, rising some 300m above the general land surface.

Continued exploration on the Suguti and Murangi Licenses is to include:

(x)

Processing the IP gradient array survey with the aim to refine the underlying structure of the greenstone rocks as well as identify any chargeability anomalies associated with pyrite-gold mineralization.

(xi)	Select Schlumberger profiles to be planned on the results of the Gradient array survey.
(xii)	Termite sampling and panning of all “intermediate” size termite mounds.
(xiii)	Rock sampling of interesting rock outcrops exhibiting iron alteration wherever possible. Similar, selective rock sampling of the BIF in the southern part of Suguti License is to be undertaken.
(xiv)	Follow-up pitting and trenching on any significant anomalies outlined from the above program
(xv)	Phase 1 drilling – a 2000 meter Rotary Air Blast (RAB) drilling program and/or auger program is planned pending the discover of an encouraging geochemical anomaly(s) on each of the licenses:

The Company has recently completed a Technical report in compliance with National Instrument 43-101 of the Canadian Securities Administrators (NI 43-101) and the Guidelines given in Form 43-101F1 and includes all work undertaken on the Kinyambwiga-Suguti-Murangi Gold Project up to and including the last round of Reverse Circulation drilling undertaken in the later part of 2010.

Singida Gold Project

Company personnel first visited the Singida project area during March, 2009 and became aware of the high level of artisanal (small scale) gold mining that was being conducted along an estimated five (5) kilometer mineralized zone. Subsequently, on May 15, 2009, the Company signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of July 13, 2011, this director has entered into several different Mineral Properties Sales and Purchase agreements with multiple PML owners that hold title to the licenses along the mineralized zone at the Singida project area. Twenty-three (23) PML agreements were executed for an outright purchase of the PMLs and they have been completed. These twenty-three PMLs have been 100% acquired by this director in behalf of the Company. The Company also has option agreements to acquire an additional thirty-seven (37) PMLs within a targeted area at the Singida project. Under the terms of all the agreements, if we complete all sixty (60) of the various agreements, that when combined form the Singida project area, then our total purchase consideration will be approximately $6,432,930 (TZS9,896,816,657) by February, 2013.

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

On January 19, 2010, a director on behalf of the Company signed second addendums to Singida mineral properties sales and purchase agreements. The addendums revised and extended the second payment of the mineral agreements. The second payment was divided into three payments with $470,927 due on January 27, 2010, $470,927 due on July 27, 2010 and $922,900, due on January 27, 2011.

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

Based on the revised terms, the third instalment of approximately $922,900 was divided into three payments, with $92,065 paid on February 9, 2011, $181,998 paid on March 10, 2011 and $646,030 due on August 9, 2011.

As of March 31, 2011, under the terms of the mineral properties sales and purchase agreements the Company has completed initial option payments in the amount of $1,707,810. Pursuant to the original agreement and the subsequent four addendums, the Company will pay approximately $646,030 on August 9, 2011 and the Company will pay approximately $419,100 on January 23, 2013 and $3,828,000 on February 24, 2013.

On May 6, 2011, the Company entered into a joint venture agreement with Otterburn Ventures Inc. (“Otterburn”). The Letter of Intent set out a proposal by Otterburn to acquire up to an undivided 70% interest in the Singida project.

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

More than 200 small scale mine shafts are estimated present along a shear zone vein system that is at least five kilometers long. This mining activity lies along well defined, northwest-southeast trending silicified vein and shear zone structures that are in Precambrian Archean greenstone metavolcanic rocks. The shafts appear to average about 50 meters deep.

We began working in the area following an initial field visit by company personnel in March, 2009. Work conducted on the project during 2009 includes: geologic mapping, detailed ground magnetic and electrical induced polarization (I.P.) geophysical surveying, mine dump sampling, tailing sampling and sampling of thirty-six underground mine shafts and mine workings.

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

Assays for the 184 underground mine samples averaged 7.11 g/t; the highest grade being 140g/t.

During this reporting period, 2010 through 2011, we have completed: additional soil sampling for gold and arsenic, detailed mapping of geology and small scale workings, identified five drill targets (Sambaru 1-5), Phase 1 Reverse Circulation (RC) drilling August, 2010 of 6420 meters, Phase 2 Reverse Circulation (RC) drilling March, 2011 of 9023 meters and completion of a Technical report in compliance with National Instrument 43-101 of the Canadian Securities Administrators (NI 43-101) and the Guidelines given in Form 43-101F1 that includes all work undertaken on the Singida-Londoni Gold Project up to and including Phase 1 drilling program.

No Reserves or Resources are present at this time.

Property Description and Location

The Singida project is located in central Tanzania about 90 kilometers south-southeast of the town of Singida (Map 11).

Map 11: Singida Gold Project Location Map, Tanzania (PMLs held are shown in green)

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

During the Mesozoic, clastic sediments of the Karoo Series were deposited in rift basins throughout eastern Tanzania. The oldest Karoo sequences are cut by a wide range of alkaline intrusives, including carbonatites, kimberlites and alkaline syenites. Tertiary sediments and volcanics overlie an erosion surface at the top of the Mesozoic. Subsequent formation of the Cenozoic rift valleys with their attendant sedimentation and alkalic volcanism has covered the Archaean and Proterozoic rocks in some areas and, at Singida, iron rich soils have formed over the underlying greenstone rocks.

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

Property Geology

Associated with the mafic greenstone host rocks are sheared, fine to medium grained mafic dikes, a sheared mafic porphyry and gold bearing quartz veins. Ore minerals reported include native gold, pyrite, arsenopyrite, pyrrhotite and traces of chalcopyrite. Alteration and gangue minerals include hematite, silica, goethite, sericite, chlorite and limonite. Weathering and oxidation levels are believed to generally be between 15 and 20 meters deep. The project area is covered by reddish iron rich soils that are often 3 to 4 meters thick. Geologic mapping was conducted at a scale of 1:5,000 (Map 12).

Map 12: Geological Map of Primary Mining Licenses (PML’s) at the Singida Project

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

Mineralization

Exploration at Singida has identified a five kilometer long strike length of quartz veins hosted in greenstone volcanic rocks. Artisanal mining is very active in the area,

Artisanal or small scale mining is from vertical mine shafts that have an average depth of about 50 meters, and based on safety conditions, Company geologists and technicians were able to enter and sample 36 of an estimated 200 small scale mine shafts. A total of 184 samples were collected from the underground workings, and each sample weight was two kilograms. The samples were assayed at the SGS laboratory in Mwanza. In general, elevated gold values in the quartz veins are reported to correlate with stronger fracturing, more limonite and higher silicification. The higher gold values also tend to be associated with disseminated pyrite.

Exploration by the Company began in early June 2009 and has continued until the time of this filing in July, 2011.

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

Exploration 2010-2011

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

The soil sample results, besides indicating areas of known artisanal mining, have formed broad, gold-in-soil anomalies. These gold anomalies occur over the areas from which previous electrically induced polarization (IP) geophysical profiling had identified a number of underground resistive bodies, believed to represent gold-bearing quartz veins beneath the surface. Five gold targets were developed, and are referred to as Sambaru 1 to 5, that seem to have surface strike lengths varying between 200 to 600 meters. In addition to assaying for gold, all of the soil samples were tested for arsenic. Arsenic in soil samples can often be a "pathfinder" element for gold when gold itself is not measurably present at surface. In addition to identifying the five targets, the compiled assay results also defined a large arsenic anomaly that is located within the central to northwestern part of the license area and encompasses the Sambaru 4 target, decreasing in intensity towards Sambaru 5 in the northwest corner of the license. Noteworthy is that four IP profile lines, undertaken across the recently identified arsenic anomaly, indicated at least 8 sub-surface, resistive bodies, thought to be gold-bearing quartz veins, across a surface width of 350 meters.

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

In August, 2010 we commenced a reverse circulation drill program, amounting to 6420 meters across the five Sambaru targetsat the Singida-Londoni gold project that was completed in late October 2010. Sampling of the drill samples was monitored and supervised by the on site Qualified Person* according to best practices acceptable by industry standards. A total of 3040 samples, including 448 quality control samples comprised of Blanks, Commercial Standards and duplicates. Analytical work was carried out at the independent SGS Laboratories in Mwanza, Tanzania. The drill samples were subject to full sample preparation followed by a 50 gram fire assay with an AA finish. Blanks (5%), commercial standards (5%) and duplicates (5%) were used in each sample batch of 20 samples to monitor laboratory performance during the analysis. By November, 2010 results had been received.

Samples that returned grades >5g/t Au were re-assayed by gravimetric analysis in order to compare results and determine whether this would be a more accurate measure of assaying samples that contained abundant visible and nugget gold. Sample duplicates were used for the analysis since insufficient pulps from the original prepared samples were available. Results of both analyses together with the visual pan results are given in Table 8.

Table 8: Comparative study between Fire Assay and Gravimetric analysis for samples that assay > 5g/t gold

									=
					50gm FA	Gravimetric	Intensity	(1=trace to 4	intense)
HOLE_ID	FROM	TO	INTERVAL	SANO	AU_PPM	AU_PPM	PYRITE	MAGNETITE	ARSPY	VG_COUNT
SGRC0008	54	55	1	A00731	8.16	9.8	2	2	1
SGRC0008	75	76	1	A00756	5.39	5.3		1	2
SGRC0024	67	68	1	A01245	10.60	12.1			4	34
SGRC0024	68	69	1	A01247	6.84	6.2			4	4
SGRC0024	69	70	1	A01248	37.30	33.7			4	56
SGRC0025	42	43	1	A01288	10.20	9.8			1	32
SGRC0039	52	53	1	A01702	11.5	10.2			2
SGRC0039	53	54	1	A01703	22.1	19	1		4	12
SGRC0041	71	72	1	A01786	18.1	17.1			2	50
SGRC0060	34	35	1	A02560	16	14.4				9
SGRC0060	35	36	1	A02561	26.2	8.9				25
SGRC0060	36	37	1	A02562	7.2	30.8				100
SGRC0061	26	27	1	A02615	5.84	6.6				8
SGRC0061	35	36	1	A02625	13.9	12.4			2	3
SGRC0061	43	44	1	A02635	7.5	6.1				4
SGRC0068	7	8	1	A02996	5.34	4.2
SGRC0069	57	58	1	A03047	5.28	6.8				51
SGRC0071	73	74	1	A03164	16.4	14.4			2	50
SGRC0071	74	75	1	A03165	5.25	6.8			2	12
SGRC0076	56	57	1	A03375	7.43	6.5	0.5		2
SGRC0078	27	28	1	A03433	5	3.9				23
SGRC0078	28	29	1	A03434	5.62	6.2				80
SGRC0078	33	34	1	A03440	5.59	6.8				18
SGRC0079	70	71	1	A03523	8.07	10.7
				Mean	11.28	11.20
				Correlation 1	0.68
(removal of outliers)				Correlation 2	0.98

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

Figure 1: Distribution of all assay values (excluding QA-QC) samples at the Singida-Londoni gold project

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

Drilling targeted the areas beneath 5 artisanal mining sites. Mineralisation is confined to narrow and discrete, vertical to sub-vertical shear zones with little wall rock alteration, other than magnetite being noted from the pan. Magnetite is often present in the wall rocks decreasing in abundance within zones of arsenopyrite mineralisation. The distribution of assay values is shown in Figure 1. The majority (94%) of all assay results returned values of <0.5ppm gold. Only results >0.5ppm have been reported in the Assay summary table (Table 9).

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

Table 9: Summary of intersections at five Sambaru Prospects, Singida-Londoni gold project

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
* Qualified Person: CHM King, registered with the South African Council of Natural Scientific Professions (Pr.Sci.Nat Reg. No. 400065/09) has over 30 years’ experience in base and precious metal exploration.

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

Results of the detailed soil sampling indicate that all of the grids, other that the grid across the Sambaru 4 area, returned low values.

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

The Company commenced Phase 2 Reverse Circulation drilling program in March 2011, centered at the Samabaru 2,3,4 and 5 Prospects (Table 10). Drilling has recently been completed in which 92 boreholes, totalling 9,023 meters have been drilled.

Table 10: Summary of Reverse Circulation drilling undertakenat the Singida-Londoni Gold project

Prospect	Phase 1	Phase 2	Total
Sambaru 1	264	-	264
Sambaru 2	2348	2963	5311
Sambaru 3	1078	2931	4009
Sambaru 4	2163	2328	4491
Sambaru 5	564	897	1461
Total	6417	9119	15536

Exploration drilling across the 600 meter x 120 meter soil anomaly east of Samabru 4 was tested by a fence of 3 boreholes totaling 210 meters. Similar QA/QC procedures as those undertaken during Phase 1 drilling were adopted. The full set of assay results are still pending from SGS laboratory, Mwanza.

Once all the results have been received and processed a decision will be made whether or not to undertake a possible 1500 meter diamond drill program, at this time, in order to establish an indicated resource .

Additional exploration targets include:

  A detailed soil sampling program on 100 meter spaced N-S grid lines at an interval of 25 meters between Sambaru 3 and Sambaru 4.
  Regional investigation outside the current PML Block in order to explore for additional gold resources within and proximal to the Singida Shear “corridor” .

The Company has recently completed a Technical report in compliance with National Instrument 43-101 of the Canadian Securities Administrators (NI 43-101) and the Guidelines given in Form 43-101F1 and includes all work undertaken on the Singida-Londoni Gold Project up to and including Phase 1 drilling program.

Buhemba Project

The Buhemba Gold Project is comprised essentially of two Prospecting Licenses (PLs), which have been reduced by 50% on renewal of the licenses according to Government regulations. The shed off areas were immediately reapplied as a separate license in order to keep both licenses intact. The total area of the combined licenses amounts to 107km2 (Table 1, Map 13).

Map 13: Location Map of the Prospecting Licenses Comprising the Buhemba Gold Project

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

Rand Gold investigated these PLs between October 2003 to October 2006 in which they undertook regional soil sampling, mapping with follow-up trenching and pitting. Artisanal working defined the main soil anomalies, which lie along a north south to north-northwest by south-southeast, strike direction closely associated with granite/greenstone contact in the south-western part of the license. The artisanal area has been covered by six (6) Primary Mining Licenses (PML) having dimensions of 500m x 800m.

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

Exploration Strategy

A field investigation of the work undertaken by Rand Gold has already been completed which has confirmed the presence of at least 4 areas of artisanal workings. Follow-up exploration is planned to target the known areas of artisanal mining as well as to investigate the western sheared basalt/granite contact in PL 4892/2007. Although the PMLs of the artisanal workings do not form part of the PL license, we believe that the owners would be amenable to entering a JV agreement. Pole-Dipole traverses are planned across the sheared contact in order to prioritize a follow-up reverse circulation (RC) drilling program that is expected in this year..

No work has yet been undertaken on either of the two licenses PL2979/2005 and PL5159/2009 southeast of Buhemba town (Map 15). Soil sampling on 200m x 50m centers are planned across the license outside the mbuga-covered areas, as well as gradient IP survey and mapping. Results from these are expected to dictate the next phase of exploration.

Uyowa Project

The Uyowa Gold project consist of a complete package of 7 Prospecting Licenses (PLs) that cover a total area of 900km2 (Table 1) in the central to western side of Tanzania (Map 14).

Map 14: Location map showing the Uyowa Prospecting Licenses

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

Exploration work on the Uyowa Project commenced in January 2011 and continued until the onset of the rainy season in early May. All work has been stopped until the end of the rains which is expected to last until late July-early August.

The following exploration activities have been undertaken:

  The raw aeromagnetic data, flown by Geosurvey International G.m.b.H between 1977 to 1980 on a line spacing of 1.0km and at a height of 120m, has been purchased from the Geological Survey, Dodoma and has been subsequently re-processed and interpreted. A number of priority areas were highlighted (Targets 1 to 5). Due to accessibility, exploration has been focused on Target 3 which lies across the central and eastern side of the License Block and includes PL 5916/2009.
  Detailed ground magnetometer survey has commenced across Target 3 on 200 meter space N-S traverse lines. To date, at total of 35 traverses of 7.5 kilometer each, totaling 265 line-kilometers, have been completed along the eastern part of Target 3.
  Soil sampling on 400 meter x 50 meter centers is currently underway. A total of 1057 samples of 1 kilogram each, including 52 Blanks, have been collected, prepared on site to 80 mesh and submitted to SGS Laboratory Mwanza for gold determination by Aqua Regia.

Results indicate that 77% of all samples returned below background values (<10 ppb Au) Table 8. All of the anomalous values (>50ppb Au) tend to be isolated single point values. The maximum soil value reported is 1.24g/t Au.

Table 11: Statistical summary of soil sample results collected on Target 3, Uyowa Gold Projecty

Range (ppb Au)	Samples	Blanks	Outstanding assays
<10	782	36
10-20	129	9
20-30	58	6
30-40	18
40-50	14
>50	8	1
Total	1009	52	96
  A total of 12 rock samples were collected and submitted for 50gm Fire Assay. All samples returned <0.02g/t gold.
  Termitaria sampling was undertaken but samples have yet to be panned.
  Regolith mapping has been undertaken in conjunction with the soil sampling program across Target 3.
  Remote sensing studies have been undertaken using various Band ratios with Landsat Imagery. ASTER imaging has been obtained for the area and has been processed using the various mineral Index ratios. Follow-up ground truthing is planned once exploration resumes during the dry season.

Follow-up exploration on the Uyowa Block of licenses is to include:

(i)	Ground truthing of Landsat and ASTER imaging
(ii)	Field investigation and follow up sampling/pitting/trenching on any of the delineated soil anomalies in Target 3.
(iii)	Focus exploration activities on Target 1 which covers an area of artisanal mining previously investigated briefly by Anglo-Ashanti Goldfields. Landsat and Aster Imagery indicate a number of significant structures and iron alteration patterns associated with this area of known gold mineralization.
(iv)	Selected Gradient IP surveys and Schlumberger VES profiling across delineated targets.
(v)	RAB/RC drilling over prioritized targets.

Kahama Project

The Kahama Project is comprised of the Kahama South and Kahama Shinyanga prospecting licenses consisting of 5 Prospecting Licenses (PLs) that cover a total area of 519km2 (Table 1) in the central to western side of Tanzania (Map 15 and Map 16).

Map 15: Location map of the Kahama South Prospecting Licenses

Map 16: Location map of the Kahama Shinyanga Prospecting License

Location and Access

Although all the licenses occur within the same project area they are 100 kilometres a part. The Kahama Shinyanga license is located some 60km north of the main Kahama–Nzega paved road. The license is accessed by the all weather road from the town of Itwapgi, located close to the Kahama-Nzega junction, northwards to the town of Bungulwa. The road passes through the eastern side of the license.

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

North Mara Project

The North Mara Project is comprised of Nine (9) Prospecting Licenses (PLs) and have been divided into three (3) project blocks, namely the Tarime North, North Mara Nyabigena East and the Kubiasi-Kiserya areas that cover a total area of 599km2 (Table1) in the northern part of Tanzania (Map 17and Map 18 and Map 19)

Map 17: Location map of the Tarime North Mara Prospecting Licenses

Map 18:Location of the Nyabigena Prospecting Licenses

Map 19: Location of the Kubiasi Kiserya Prospecting Licenses

Location and Access

The Tarime gold property (PL2677/2004) is located in northern Tanzania within the Musoma-Mara greenstone belt of the Lake Victoria Goldfield, in Tarime District, Mara Region. The property covers a total of 518.68km 2 in QDS (Quadrangle) 5/1, 2, 3 & 4. Its accessibility is through the Tarime-Musoma road that crosses the property at the southeast corner of the license. Utegi is the major town centre close to 3341/2005. (Map 17)

The Nyabigena licenses (Map 18) located to the east of Tarime and proximal to the Kenya border are largely covered by phonolitic lava that forms the capping of the Nyamwaga Escarpment.

The Kubiasi Kiserya licenses (Map 19) occur to the south of the Nyamwaga Escarpment. Both licenses lie on or adjacent to the Mara River and to the north of the Serengeti Game Reserve.

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

History

North Mara area has a long history of artisanal gold mining. A number of PML’s owned by artisanal miners have been pegged over known gold workings within the Company owned licenses. Exploration undertaken by internationally recognized companies are not available.

Regional Geology

The North Mara Goldfields is situated within the eastern arm of the Lake Victoria Goldfields. The basement geology is composed of Archean granite, meta-volcanic and meta-sedimentary rocks that make up the greenstone terranes and which form part of the Tanzanian Craton. The geology in the North Mara Region lies within the Nyanzian and Kavirondian Systems.

Exploration Strategy

Since much of the area in the Tarime District is overlain by “mbuga” soils, target generation has to be made from undertaking detailed structural analysis from both Magnetic and IP data. The detailed aeromagnetic survey data undertaken by the Finnish Geological Survey (2003) is to be purchased from the Government and processed. Follow-up gradient array surveys is planned to be focused on magnetically interpreted structural targets. In erosional areas, soil sampling and mapping is be undertaken with focus around artisanal sites on the licenses.

To the east, soil sampling and mapping is planned to explore the Kubiasi Kiserya (PL4833/2007). No exploration is to be undertaken over the prospecting license (PL3338/2007), which straddles the Mara River. This license, together with the Nyabigena (PL4645/2007) located over the Nyamwaga Escarpment, is to be relinquished in the immediate future.

The North Mara Gold Projects have been divided into 3 blocks, namely the Tarime, Nyabigena and the Kubiasi Kiserya areas (Table 12).

Table 12: Details of the North Mara Prospecting licenses

License ID	Area	Area (Km2 )
PL 4882/2007	TARIME NORTH MARA	61.8
PL 2677/2004	TARIME NORTH MARA	37.32
PL 3340/2005	TARIME NORTH MARA	195.5
PL 3341/2005	TARIME NORTH MARA	51.51
PL 3005/2005	TARIME NORTH MARA	85.43
PL 4225/2007	TARIME NORTH MARA	42.56
PL 4873/2007	TARIME NORTH MARA	40.97
PL 3355/2005	NORTH MARA NYABIGENA EAST	24.17
PL 4833/2007	KUBAISI-KISERYA	27.34
Total		566.60

Note: Three licenses previously listed, namely PL 3338/2005, PL4645/2007 and PL 3339/2005, have been relinquished

Tarime & Utegi PLs

Exploration across the 3 Tarime and the 3 Utegi PLs comprising PL4882/2005, PL3005/2005, PL3340/2005 and PL4873/2007, PL2677/2004, PL3341/2005 respectively located on the western side of the North Mara Greenstone Belt, has recently commenced in which the following exploration activities have been undertaken:

  Acquisition of the raw aero-magnetic data from the Geological Survey, Dodoma. This high resolution survey, undertaken by the Finnish Geological Survey on behalf of the Ministry of Mines, Tanzania during 2004-2006, was conducted by a fixed wing aircraft, flown at a height of 45 meters and a line spacing of 200 meters. The data has been processed and interpreted in-house.

  Stream sediment sampling was completed during the latter part of 2010, in which 51 samples were collected from 2nd and 3rd order streams (Table 13) and submitted for BLEG at SGS Laboratories, Mwanza.

Table 13: Summary of stream sediment samples collected on the Tarime and Utegi PLs

Range (ppb Au)	Samples
<10	28
20-30	12
20-30	8
30-40	1
40-50	1
>50	1
Total	51

A number of structural targets have been interpreted from the aeromagnetic data within the greenstone rocks that require field investigation prior to any follow-up pitting or trenching.

Kubiasi Kiserya PL

Exploration at the Kubiasi Kiserya PL commenced in the latter part of 2010 with a regional soil sampling program across the entire license on a N-S grid spacing of 200 meters x 50 meters. A Total of 1418 soil samples were collected of which 721 samples, collected on 400 meter x 50 meter grid, were prepared and submitted to SGS Laboratory, Mwanza for gold by Aqua Regia digestion. Distribution of results are presented in Table 14.

Table 14: Summary of soil sample results collected on the Kubiasi Kiserya PL

Range (ppb Au)	Samples	Duplicates (QA/QC)
<10	415	70
20-30	118
20-30	67
30-40	30
40-50	13
>50	8
Total	651	70

A total of 25 rock samples were collected across the PL and assayed by 50g Fire Assay.

A number of small artisanal workings as well as a colonial shaft are present on the PL that have returned a maximum gold grade of 5.17 g/t gold in quartz vein.

Exploration is to be focused on following up the soil anomalies by:

(i)	Submitting the soil samples collected on the 200 meter line infill on either side of the present soil anomalies

(ii)	Pitting/trenching

Select Schlumberger profiling across delineated targets.

Uranium Projects

Mbinga Project

The Mbinga Uranium Project is comprised of three (3) Prospecting License (Table 2) and two (2) Reconnaissance Licenses (Map 20) The Reconnaissance Licenses, located along the eastern shoreline of Lake Nyasa are currently under application and have not been included within this summary.

Map 20: Location map of the Mbinga Uranium projects

Location and Access

The Mbinga properties are located in southern Tanzania near Lake Nyasa in the Mbinga District, of the Ruvuma Region (Map 1920). The project is approximately 150 km west of Songea town, the main commercial and administrative centre in the Ruvuma region. The Mbinga Uranium Project covers a total area of 1761km2 located across 4-quarter degree sheets (QDS: 297, 298, 309 and 310). The town of Mbinga is strategically located within the central part of the property, which is 100km southwest of the regional centre of Songea. Generally, the property has poor accessibility and roads within the concessions are limited to a few areas where 4-wheel drive vehicles are required during the rainy seasons. The dirt road along the lakeshore is in reasonable condition. The nearest airport with only irregularly scheduled flights is in Songea town. Another small airstrip exists at Mbinga town.

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

Kiwara Project

The Kiwara Uranium Project is comprised of three (3) Prospecting License ( Table 2, Map 21).

Map 21: Location map of the three Prospecting Licenses that form the Kiwira Uranium Project

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

Njombe Project

The Njombe Uranium Project is comprised of one (1) Prospecting and Reconnaissance License (Table 2, Map 22).

Map 22: Location map of the Njombe Uranium Project.

Location and Access

Njombe property is centrally located at the junction of survey sheets in the QDS 260, 261, 273 and 274. The town of Njombe is situated 25km to the east of the property (Map 22). The property is surrounded by numerous small villages. Road access is restricted to a network of dirt roads and tracks that require 4X4 vehicles to access the property during the rainy season.

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

Exploration Strategy

Based on the radiometric data obtained by Geosurvey International, a large uranium and thorium anomaly were shown to occur in the northeast part of property that follows a northwest trend through the middle of the license. Follow up exploration is aimed to ground test this anomaly. Mapping and geochemical sampling by a hand held scintillometer will not only provide a geological model for the style of Uranium mineralization but will also assist to prioritize higher grade uranium targets within the anomalous area for follow-up evaluation.

Lake Rukwa Project

The Lake Rukwa Uranium License forms the Rukwa Project, situated to the east of Lake Rukwa (Table 2 and Map 23).

Map 23: Location map of the Rukwa Uranium License that forms the Rukwa Project

Location and Access

The Rukwa Lake project, covering a total of 268.80 km2, is located 45km west of Lake Rukwa and 150km northwest of Mbeya in southwest Tanzania (Map 23). Access to the town of Njombe, located 25km to the east of the property, from Mbeya, is good. Numerous small villages surround the property and road access is restricted to a network of dirt roads and tracks that require 4X4 vehicle usage during the wet season.

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

Mkuju and Mkuju East Project

The Mkuju Uranium Projects comprising of the Mkuju (PLR4644/2007) and Mkuju East (PLR4692/2007), were granted as Prospecting and Reconnaissance Licenses. It has recently been decided by the Company that these two licenses should be relinquished back to the Government due to the fact that they lie within a National Game Reserve. Not only are there inherent problems in undertaking exploration in the park, but the chances of being able to obtain a mining license to exploit any future discovered resource are slim.

ITEM 3.	LEGAL PROCEEDINGS.

We are presently not a party to any litigation.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our company’s common stock is traded on the FINRA’s OTC Bulletin Board under the symbol “LVCA”. Set forth below are the range of high and low bid quotations for the periods indicated as reported by the FINRA. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low
March 31, 2011	$0.26	$0.22
December 31, 2010	$0.35	$0.32
September 30, 2010	$0.37	$0.32
June 30, 2010	$0.35	$0.28
March 31, 2010	$0.41	$0.36
December 31, 2009	$0.62	$0.62
September 30, 2009	$0.87	$0.87
June 30, 2009	$0.53	$0.53

Our transfer agent is Pacific Stock Transfer Company, of 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119; telephone number: 702.361.3033; facsimile: 702.433.1979.

Holders of our Common Stock

As of July 13, 2011, there were 222 registered stockholders holding 97,485,733 shares of our issued and outstanding common stock.

Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Other than as disclosed in the Company’s Quarterly Reports or Current Reports on Form 8-K for the fiscal year ended March 31, 2011, we have not sold any equity securities that were not registered under the Securities Act during the fiscal year ended March 31, 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

Effective October 7, 2010 we adopted our 2010 Stock Option Plan. The purpose of our 2010 Stock Option Plan is to retain the services of directors, officers, valued key employees and consultants of the Company and such other persons as the plan administrator selects, and to encourage such persons to acquire a greater proprietary interest in our company, thereby strengthening their incentive to achieve the objectives of the Company’s stockholders, and to serve as an aid and inducement in the hiring of new employees. Under the plan, the plan administrator is authorized to grant stock options to acquire up to a total of 10,000,000 shares of our common stock. Also on October 7, 2010 we granted options to one of our consultants to acquire 120,000 shares of common stock exercisable at a price of $0.29 until October 7, 2013. These options vest immediately. On October 21, 2010 we granted an aggregate of 4,080,000 options at an exercise price of $0.45 for a term of three years to our directors, officers and certain consultants. The options vest immediately.

The following table provides a summary of the number of stock options granted under the 2010 Stock Option Plan, the weighted average exercise price and the number of stock options remaining available for issuance under the Company’s option plans as at March 31, 2011:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-Average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders (2010 Stock Option Plan)	4,200,000	$0.45	5,800,000

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Plan of Operation

As of March 31, 2011, we had working capital of approximately $2,110,177. We plan to spend approximately $1.3 million for our property acquisitions and $3.0 million for exploration activities through 2011, with work being conducted on several projects including soil sampling, trenching, IP gradient, magnetic survey and drilling. We will need to raise additional funds to finance the exploration activities on our projects. There is no assurance that such financing would be available at this time.

Our estimated expenses over the next twelve months are as follows:

Cash Requirements during the Next Twelve Months

Expense	($)
Property acquisition and holding costs	1,290,000
Exploration expenses	3,000,000
Professional fee	400,000
General and administration fee	1,210,000
Total	5,900,000

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

As of March 2011 we received all assay results from our initial drilling program completed at the Sambaru 1 - 5 prospect areas within the Singida-Londoni gold project, Tanzania. Also in November, 2010 the Company commenced a phase two reverse circulation drilling program at the Musoma Bunda gold project’s Kinyambwiga license (PL4653/2007) located near the eastern side of Lake Victoria in northeastern Tanzania approximately 750 kilometers by road from the Company’s Singida-Londoni gold project. The 2,427 meter drill program tested three targets at the Kunanga Prospect area which is situated in the northeastern part of the 30.89 square kilometer Kinyambwiga License. In the meantime, a ground magnetometer geophysical survey has also been completed at the Company’s nearby 72.95 square kilometer Suguti (PL3966/2006) and 51.9 square kilometer Murangi (PL 4511/2007) licenses which are located about 15 kilometers and 8 kilometers north and northwest of Kinyambwiga respectively. The Company has recently completed Technical reports for the Singida-Londoni Gold Project and the the Kinyambwig-Suguti-Murangi Gold Project in compliance with National Instrument 43-101 of the Canadian Securities Administrators (NI 43-101) and the Guidelines given in Form 43-101F1. The Singida-Londoni technical report includes all work undertaken on the Singida-Londoni Gold Project up to and including Phase 1 drilling program and the Kinyambwiga-Suguti-Murangi technical report includes all work undertaken on it up to and including the last round of Reverse Circulation drilling undertaken in the later part of 2010.

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

In addition, we may not have enough capital to complete exploration of our properties. If we have not raised sufficient funds to complete our exploration program, we will try to raise additional funds from another equity or debt offering or rely on loans from shareholders. If we require additional funds and are unable to raise the required amounts, we will have to suspend or cease operations until we succeed in raising the additional funds.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our audited financial statements for the financial years ended March 31, 2011 and 2010 which are included herein.

Our operating results for the years ended March 31, 2011 and 2010 are summarized as follows:

	Years Ended
	March31,
	2011	2010
Revenue	$-	$-
Operating Expenses	4,943,936	7,974,927
Other Income (Expenses)	(76,775)	(59,542)
Net Loss	$5,020,711	$8,034,469

Revenue

We had no operating revenues for the fiscal years ended March 31, 2011 and 2010. We do not anticipate earning any revenue from our operations until such time as we have entered into commercial production at one or more of our mineral projects or we sell one or more of our mineral properties. We are currently in the exploration stage of our business and we can provide no assurance that we will discover a reserve on our properties or, if we do discover a reserve that we will be able to enter into commercial production.

Operating Costs and Expenses

The major components of our expenses for the years ended March 31, 2011 and 2010 are outlined in the table below:

	For the Year Ended
	March 31,
	2011	2010
	$	$
EXPENSES
Amortization and depreciation	24,221	10,727
Exploration costs	1,194,934	803,810
General and administrative	432,154	1,455,998
Impairment of mineral property acquisition costs	742,180	3,935,611
Management and director fees	102,000	198,017
Professional fees	831,947	1,455,922
Stock-based compensation	1,593,989	–
Travel and accommodation	22,511	114,842
Total Operating Expenses	4,943,936	7,974,927

The decrease of $1,023,844 in our general and administrative expenses for the year ended March 31, 2011 as compared to the same period in fiscal 2010 was primarily due to a) the decrease of investor relations expenses of $1,200,000 b) the increase of general office expenses incurred in subsidiary incorporated in fiscal year 2011.

Exploration costs were increased by $391,124 to $1,194,934 during the current period as a result of the increased exploration activity in the Company. On June 21, 2011, we entered into exploration service agreement with Otterburen to perform exploration services on optioned projects. As per the service agreement, Otterburn agreed to pay exploration cost incurred on Singida project from the month of March through the termination date of July 8, 2011. The reimbursement of exploration cost on Singida for March was $256,968.

Professional fees for the twelve months ended March 31, 2011 decreased to $831,947 compared to $1,455,922 for the same period of 2010. A main factor to this reduction is a higher level of advice the Company required for business combination in last fiscal year.

In 2010, the Compay completed major properties acquisition. The property option payments incurred in 2011 were only for Signida Project. As a result, impairment of mineral property acquisition costs during the 2011 twelve months period decreased by $3,193,431 to 742,180 compared to $3,935,611 in 2010.

The Company has, through its subsidiary Kilimanjaro Mining Company, advanced funds to Geo Can Resources Company Limited (“Geo Can”). The advances bear no interest, are unsecured and are due on demand. The unencumbered funds advanced to Geo Can would be refundable to the Company. The advances as of March 31, 2011 and 2010 have not been offset against payables nor had any encumbrances been reported to the Company. As of March 31, 2011, the Company advanced $499,043 to Geo Can through direct payment to some contracted suppliers of Geo Can which included service invoices for drilling, technical consulting, property rentals, geophysical equipment repairs and loans.

Prior to incorporation of the Company’s wholly-owned subsidiary in Tanzania, Lake Victoria Resources (T) Limited, and prior to the completion of the share exchange agreement with Kilimanjaro, Lake Victoria entered into option agreements with Geo Can. According to the terms of the option agreements the Company was required to perform geological exploration of the optioned properties and subsequently it contracted with Geo Can, a related company with shared common directors, to perform exploration services on all of these properties. As of March 31, 2011 and March 31, 2010, the Company owed $620,523 and $700,523, respectively, to Geo Can for exploration services that it had provided primarily on the Kalemela project licenses PL2747, 2910 and 3006; Geita project license PL2806 and Kinyambwiga project license PL4653. The outstanding amounts are non-interest bearing, unsecured and due on demand.

Since November, 2009 the Company has used its wholly owned subsidiary Lake Victoria Resources (T) Limited to perform all exploration and contracting within Tanzania. Geo Can, a Tanzania corporation, was initially founded by three common directors of the Company to identify prospective mineral properties in Tanzania. Through time Geo Can had acquired a portfolio of prospective licenses. On May 4, 2009, Kilimanjaro completed a Property Purchase Agreement with Geo Can. Under the terms of the agreement Kilimanjaro acquired 100% interests of the mineral property assets of Geo Can, which included 33 gold prospecting licenses and 13 uranium licenses. Prior to the closing of the Property Purchase Agreement between Geo Can and Kilimanjaro, Geo Can had entered into Option to Purchase Property agreements, regarding some of its resource properties, with Lake Victoria. As of the execution of the Property Purchase Agreement, May 5, 2009, Geo Can no longer had any interest in those prior property agreements with Lake Victoria. As of the date of this annual report, Geo Can holds property titles in trust for Kilimanjaro as the sole Beneficiary, in accordance with the terms of the Statutory Declaration, Declaration of Trust and Release dated July 23, 2009. Geo Can will act on the direction of Kilimanjaro as the Beneficiary to transfer the title or interest to the Beneficiary or as directed by the Beneficiary.

Liquidity and Capital Resources

Working Capital
			Percentage
	As at	As at	Increase /
	March 31, 2011	March 31, 2010	(Decrease)
Current Assets	$3,071,597	$1,458,668	111%
Current Liabilities	$961,420	$890,919	8%
Working Capital (Deficiency)	$2,110,177	$567,749	272%

Cash Flows
			Percentage
	Year Ended	Year Ended	Increase /
	March 31, 2011	March 31, 2010	(Decrease)
Cash used by Operating Activities	$(2,604,023)	$(735,492)	(254%	)
Cash provided (used) by Investing	$(768,838)	$(2,228,880)	24%
Activities
Cash provided by Financing Activities	$4,700,360	$3,389,205	39%
Net Increase (Decrease) in Cash	$1,327,501	$424,832	212%

We had a cash balance of $2,282,902 and working capital of $2,110,177 as of March 31, 2011 compared to cash of $955,401 and working capital of $567,749 as of March 31, 2010. We anticipate that we will incur approximately $1,600,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months.

On February 24, 2011, we entered into a debt settlement and subscription agreement with Roger Newell, a director of the company, pursuant to which we issued 145,833 shares of our common stock at a deemed price of $0.24 per share in settlement of $35,000 of outstanding debt owed by our company to Mr. Newell. The shares were issued pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

Effective March 7, 2011, we issued 20,000,000 units at a price of $0.15 per unit for gross proceeds of $3,000,000. Each unit consisted of one share of common stock and one share purchase warrant entitling the warrant holder to purchase an additional share of common stock at a price of $0.30 per share for a period of six months from closing. We issued an aggregate of 2,963,333 units to 9 subscribers that each represented that they were not a US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction pursuant to Regulation S and/or Section 4(2) of the Securities Act of 1933. We issued an additional 17,036,667 units to 23 U.S. persons, who represented that they were accredited investors as that term is defined in Rule 501 of Regulation D.

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended March 31, 2011 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2011, we had cash of $2,282,902 and we estimate that we will require approximately $1,610,000 for general and administration costs and professional fees, and $4,290,000 for property acquisition holding and exploration costs associated with our plan of operation over the next twelve months. Although we have sufficient funds for general and administration activities, we do not have sufficient funds for planned mineral property acquisition and exploration activities and therefore we will be required to raise additional funds.

The advancement of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We had a cash balance of $2,282,902 and working capital of $2,110,177 as of March 31, 2011 compared to cash of $955,401 and working capital of $567,749 as of March 31, 2010 and we estimate that we will require approximately $5,900,000 for costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We intend to raise additional funds from another equity offering or loans. If we need additional funds and are unable to raise them, we will have to suspend or cease operations until we succeed in raising additional funds.

Outstanding shares and options

On December 7, 2010, our shareholders approved a resolution to amend the articles of incorporation to increase the number of authorized shares of our common stock from 100,000,000 shares to 250,000,000 shares. As of July 13, 2011, we have 97,485,733 shares of common stock outstanding, 4,200,000 stock options outstanding and 41,404,901 warrants outstanding.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The following are the accounting policies that we consider to be critical accounting policies. Critical accounting policies are those that are both important to the portrayal of our financial condition and results and those that require the most difficult, subjective, or complex judgments, often as results of the need to make estimates about the effect of matters that are subject to a degree of uncertainty.

Business Combinations

The Company follows the guidance in ASC 805, Business Combinations, and ASC 810, Consolidation. The non-controlling interest recognized at March 31, 2010 was previously the minority interest held by certain passive shareholders at the consolidated financial statement level of Kilimanjaro, and whose interests were eliminated for accounting purposes by the August 7, 2009 share exchange agreement. The Company, after August 7, 2009, had no further non-controlling interests.

For the years ended March 31, 2011 and 2010, losses of $nil and $1,927,226 respectively, were recognized as being attributed to the non-controlling interest of the Company’s controlled subsidiary.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of March 31, 2011 and 2010, the Company had 45,604,901 and 13,006,651, respectively, potentially dilutive securities outstanding.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

As of March 31, 2011 and 2010, the Company has approximately $2,234,000 and $850,435, respectively, deposited at FDIC insured banks in the United States. FDIC deposit insurance covers the balance of each depositor’s account up to $250,000 per insured bank. As of March 31, 2011, the Company has Tanzania shillings 19,595,000 (approximately $12,700 USD) and $35,800 deposited in Tanzania. The Deposit Insurance Board in Tanzania insures up to 1,500,000 Tanzanian Shillings (approximately $975 USD as of March 31, 2011) per customer per bank. Any amount beyond the basic insurance amount may expose the Company to loss.

Property and Equipment

Property and equipment consists of mining tools and equipment, furniture and equipment and computers and software which are depreciated on a straight line basis over their expected lives of five years.

Mineral Property Costs

Under US GAAP mineral property acquisition costs are ordinarily capitalized when incurred using FASB ASC Topic 805-20-55-37, whether Mineral Rights are Tangible or Intangible Assets. The carrying costs are assessed for impairment under ASC Topic 360-36-10-35-20, Accounting for Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying costs may not be recoverable. The Company expenses as incurred all maintenance and exploration property costs.

The Company also evaluates the carrying value of acquired mineral property rights in accordance with ASC Topic 930-360-35-1, Mining Assets: Impairment and Business Combinations, using the Value Beyond Proven and Probable (VBPP) method. The fair value of a mining asset generally includes both VBPP and an estimate of the future market price of the minerals.

When the Company has capitalized mineral property costs, these properties will be periodically assessed for impairment of value. Once a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method. Since the Company is unable to support continued capitalization of acquisition costs, the Company has recognized impairment charges of $742,180 and $3,935,611 for the years ended at March 31, 2011 and 2010, respectively.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of March 31, 2011.

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

Segment Information

At March 31, 2011, the accompanying consolidated balance sheet contains approximately $48,500 of cash, $26,600 of advances and accounts receivable, and $82,900 of property and equipment in a foreign country (Tanzania). Although Tanzania is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at March 31, 2011 and 2010, the Company had no items that represent other comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

The Company has evaluated all other recent accounting pronouncements and determined that they would not have a material impact on the Company’s financial statements or disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)

March 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Lake Victoria Mining Company, Inc. (An Exploration Stage Company) as of March 31, 2011 and the related statements of operations, cash flows and stockholders’ deficit for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of March 31, 2010, and for the year then ended, were audited by another firm of independent accountants, which expressed an audit opinion without reservation on those financial statements in its report dated July 13, 2010. Our opinion, insofar as it relates to the amounts included for the cumulative period from December 11, 2006 (Date of Inception) to March 31, 2010, is based on the reports of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Victoria Mining Company, Inc. (An Exploration Stage Company) as of March 31, 2011, and the results of its operations, cash flows and stockholders’ deficit for the year then ended and accumulated for the period from December 11, 2006 (Date of Inception) to March 31, 2011 in conformity with accounting principles generally accepted in the United States.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS
Vancouver, Canada
July 14, 2011

To the Board of Directors and Stockholders of
Lake Victoria Mining Company, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Lake Victoria Mining Company, Inc. (an exploration stage company) as of March 31, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Victoria Mining Company, Inc. as of March 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BehlerMick PS
BehlerMick PS
Spokane, Washington
July 13, 2010

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31,	March 31,
	2011	2010
	$	$
ASSETS
Current Assets
Cash	2,282,902	955,401
Advances and deposits (Note 3(g))	32,684	4,224
Amounts receivable (Note 7)	256,968	–
Advances to related party (Note 3)	499,043	499,043
Total Current Assets	3,071,597	1,458,668
Property and Equipment (Note 4)	103,302	100,864
Total Assets	3,174,899	1,559,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	212,721	99,736
Accounts payable to related party (Note 3)	624,773	700,523
Acquisition liabilities	–	61,482
Accrued expenses	119,540	–
Other payables (Note 6)	4,386	29,178
Total Liabilities	961,420	890,919

Commitments (Note 11)
Subsequent Events (Note 12)
Stockholders’ Equity
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; No shares issued and outstanding (Note 8)	–	–
Common Stock, 250,000,000 shares authorized, $0.00001 par value; 96,346,900 shares issued and outstanding (2010 - 67,871,225) (Note 8)	964	679
Additional Paid-in Capital	15,620,475	9,110,183
Subscription Receivable	–	(20,000)
Common Stock and Warrants Issuable (Notes 8(b))	35,000	–
Deficit Accumulated During the Exploration Stage	(13,442,960)	(8,422,249)
Total Stockholders’ Equity	2,213,479	668,613
Total Liabilities and Stockholders’ Equity	3,174,899	1,559,532

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

			Accumulated From
	For the	For the	December 11, 2006
	Year Ended	Year Ended	(Date of Inception) to
	March 31,	March 31,	March 31,
	2011	2010	2011
	$	$	$

Revenue	–	–	–

Expenses
Amortization and depreciation	24,221	10,727	38,102
Exploration costs (Note 7)	1,194,934	803,810	3,012,912
General and administrative	432,154	1,455,998	2,100,981
Impairment of mineral property acquisition costs (Note 7)	742,180	3,935,611	11,143,091
Management and director fees	102,000	198,017	524,017
Professional and consulting fees	831,947	1,455,922	3,295,619
Stock-based compensation (Note 9)	1,593,989	–	1,593,989
Travel and accommodation	22,511	114,842	332,631

Total Operating Expenses	4,943,936	7,974,927	22,041,342

Operating Loss	(4,943,936)	(7,974,927)	(22,041,342)

Other Income (Expenses)
Gain on long-term investments	–	10,000	5,000
Foreign exchange loss	(15,612)	(70,153)	(85,764)
Interest income	3,112	1,133	8,587
Interest expense	(523)	(522)	(1,045)
Loss on debt settlement	(63,752)	–	(63,752)
Other income	–	–	15,900
Total Other Income (Expenses)	(76,775)	(59,542)	(121,074)
Net loss	(5,020,711)	(8,034,469)	(22,162,416)
Net loss attributable to non-controlling interest	–	1,927,226	8,719,456
Net Loss Attributable to the Company	(5,020,711)	(6,107,243)	(13,442,960)
Net Loss Per Share – Basic and Diluted	(0.07)	(0.12)
Weighted Average Shares Outstanding	73,469,406	49,105,191

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	For the	For the	Accumulated From
	Year Ended	Year Ended	December 11, 2006
	March 31,	March 31,	(Date of Inception)
	2011	2010	to March 11, 2011
	$	$	$
Operating Activities
Net Income (Loss)	(5,020,711)	(6,107,243)	(13,442,960)
Adjustments to reconcile net loss to cash used in operating activities
Amortization and depreciation	24,221	10,727	38,102
Loss in subsidiary attributed to non-controlling interest	–	(1,927,226)	(8,719,456)
Restructuring charges	–	(110,029)	(110,019)
Impairment of mineral property acquisition cost	742,180	3,935,611	11,143,091
Gain on long-term investments	–	(10,000)	(5,000)
Loss on debt settlement	63,752	-	63,751
Share payment for consulting services	207,475	2,292,623	2,697,598
Directors' compensation share payments	–	35,000	35,000
Stock-based compensation	1,593,989	-	1,593,989
Changes in operating assets and liabilities:
Increase in advances and deposits	(28,460)	(423)	(32,684)
Increase in amounts receivable	(256,968)	-	(256,968)
Decrease in advances to related party	–	978,837	(499,043)
Increase(Decrease) in amounts due to related parties	(75,750)	(238,518)	624,773
Increase in accounts payable and accrued liabilities	112,986	500,973	212,726
Decrease in accrued expenses	58,055	(125,000)	119,539
Decrease in other payables	(24,792)	29,178	4,386
Net Cash Provided By (Used In) Operating Activities	(2,604,021)	(735,492)	(6,533,175)

Investing Activities
Acquisition of property, plant and equipment	(26,658)	(103,269)	(141,403)
Cash payment for acquisition of mineral properties	(742,180)	(2,135,611)	(3,462,791)
Proceeds of subsidiary stock issuances	–	–	1,600,300
Purchase of investment	–	–	(5,000)
Proceeds from sale of investments	–	10,000	10,000
Net Cash Used In Investing Activities	(768,838)	(2,228,880)	(1,998,894)

Financing Activities
Proceeds from note payable	12,750	–	12,750
Repayment of note payable	(12,750)	–	(12,750)
Proceeds from issuance of stock, net	4,700,360	3,389,205	10,828,971
Payment for cancellation of stock	–	–	(14,000)
Related party payable proceeds	–	–	420
Related party payable payments	–	–	(420)
Net Cash Provided By Financing Activities	4,700,360	3,389,205	10,814,971
Net Increase In Cash	1,327,501	424,832	2,282,902
Cash at Beginning of Period	955,401	530,570	–
Cash at End of Period	2,282,902	955,401	2,282,902

Non-cash Investing and Financing Activities
Stock issued for services	41,000	2,292,623	2,333,623
Stock issued for subscription receivable	–	20,000	33,275
Stock issued to settle debt	230,227	–	230,227
Investment acquired for amount payable	–	8,000	8,030
Receivable exchange for long-term investment	–	10,000	10,000
Share payments for mineral interest acquisition costs	–	1,800,000	7,680,300
Accounts receivable exchanged for mineral property acquisition	–	1,039,981	1,039,981
Accounts receivable exchanged for long-term investment	–	460,019	460,019
Supplemental Disclosures
Interest paid	523	522	1,045
Income taxes paid	–	–

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)

						Accumulated	Total
					Common	Deficit During	Stockholders'	Non-
	Common Stock		Additional	Subscription	Stock	Exploration	Equity	Controlling
	Shares	Amount	Paid-in Capital	Receivable	Issuable	Stages	(Deficit)	Interest
		$	$	$	$	$	$	$
Balance, at December 12, 2006	–	–	–	–	–	–	–	–
Common stock issued in December for cash at $0.001 per share	14,730,000	147	12,128	(9,775)	–	–	2,500	–
Common stock issued in February for consulting service provided at $0.10 per share	2,370,000	24	197,476	–	–	–	197,500	–
Subsidiary equity interest purchased in March by non-controlling interests	–	–	–	–	–	–	–	10
Net loss for period	–	–	–	–	–	(294,102)	(294,102)	(7,441)
Balance, at March 31, 2007	17,100,000	171	209,604	(9,775)	–	(294,102)	(94,102)	(7,431)
Common stock issued in April for cash at $0.10 per share	5,172,000	52	430,948	(3,500)	–	–	427,500	–
Common stock issued in October for cash at $0.75 per share	2,201,923	22	1,375,748	–	–	–	1,375,770	–
Common stock issued in November for cash at $0.75 per share	48,000	–	30,000	–	–	–	30,000	–
As of October, Subsidiary equity interest purchased by non- controlling interests	–	–	–	–	–	–	–	100,300
Miscellaneous adjustments to Equity	–	–	–	(5)	–	–	(5)	–
Common stock issued in February for cash at $0.75 per share	60,720	1	37,949	–	–	–	37,950	–
Net loss for year	–	–	–	–	–	(619,622)	(619,622)	(8,705)
Balance, March 31, 2008	24,582,643	246	2,084,249	(13,280)	–	(913,724)	1,157,491	84,164
Common stock issued in April for cash at $0.75 per share	208,000	2	129,998	–	–	–	130,000	–
Common stock issued in December for cash at $0.50 per share	1,765,765	18	735,667	–	–	–	735,684	–
As of May, Subsidiary equity interest purchased by non-controlling interests	–	–	–	–	–	–	–	250,000

						Accumulated	Total
					Common	Deficit During	Stockholders'	Non-
	Common Stock		Additional	Subscription	Stock	Exploration	Equity	Controlling
	Shares	Amount	Paid-in Capital	Receivable	Issuable	Stages	(Deficit)	Interest
As of November, Subsidiary equity interest purchased by non- controlling interests	–	–	–	–	–	–	–	250,000
As of November, Subsidiary equity interest purchased by non- controlling interests	–	–	–	–	–	–	–	1,000,000
Subsidiary equity interest issued in December for mineral properties acquisition	–	–	–	–	–	–	–	2,350,300
Common stock cancelled for refund at $0.50 per share	(33,600)	–	(14,000)	–	–	–	(14,000)	–
Subsidiary equity interest issued in January for mineral properties acquisition	–	–	–	–	–	–	–	1,690,000
Subsidiary equity interest issued in January for mineral properties acquisition	–	–	–	–	–	–	–	1,840,000
Net loss for year	–	–	–	–	–	(1,401,282)	(1,401,282)	(6,776,084)
Balance, March 31, 2009	26,522,808	266	2,935,914	(13,280)	–	(2,315,006)	607,894	688,380
Subsidiary equity interest issued in April for directors compensation	–	–	–	–	–	–	–	35,000
Common stock issued in May for mineral properties acquisition	6,211,500	62	2,588,063	–	–	–	2,588,125	–
Common stock issued in June for cash at $0.25 per share	1,747,200	17	363,983	–	–	–	364,000	–
Common stock issued in June for consulting service provided	186,000	2	38,748	–	–	–	38,750	–
Common stock issued in June for consulting service provided	1,186,200	12	322,113	–	–	–	322,125	–
Common stock issued in June for consulting service provided	1,620,720	16	337,634	–	–	–	337,650	–
Common stock issued in June for consulting service provided	179,122	2	59,705	–	–	–	59,706	–
Subsidiary equity interest issued in June for mineral properties acquisition	–	–	–	–	–	–	–	1,800,000
As of August, loss attributable to non-controlling interest	–	–	–	–	–	–	–	(1,927,226)
As of August, Reverse acquisition restructuring of the non-controlling interest and investment held by parent company	18,198,000	182	(2,102,180)	5	–	–	(2,101,993)	(596,154)

						Accumulated	Total
					Common	Deficit During	Stockholders'	Non-
	Common Stock		Additional	Subscription	Stock	Exploration	Equity	Controlling
	Shares	Amount	Paid-in Capital	Receivable	Issuable	Stages	(Deficit)	Interest
Common stock attached with warrants to be issued in September for cash at $0.60 per share	200,000	2	119,998	–	–	–	120,000	–
Common stock issued in November for consulting service provided	255,000	3	152,997	–	–	–	153,000	–
Common stock issued in November for consulting service provided	201,250	2	120,748	–	–	–	120,750	–
Common stock issued in November for consulting service provided	1,450,000	15	1,217,986	–	–	–	1,218,000	–
Common stock issued in December for consulting service provided	68,775	1	42,639	–	–	–	42,640	–
Common stock attached with warrants issued	2,501,001	25	1,454,679	–	–	–	1,454,704	–
Received subscription payment	–	–	–	13,275	–	–	13,275	–
Common stock attached with warrants issuable for private placement at $0.20 per share	7,343,650	73	1,457,157	(20,000)	–	–	1,437,230	–
Net loss for year	–	–	–	–	–	(6,107,243)	(6,107,243)	–
Balance, at March 31, 2010	67,871,225	679	9,110,183	(20,000)	–	(8,422,249)	668,613	–
Common stock attached with warrants issued in May for cash at $0.20 per share	3,129,350	31	625,839	–	–	–	625,870	–
Common stock issued in April to settle debt	153,525	2	58,338	–	–	–	58,340	–
Common stock issued in April to settle debt	85,000	1	34,849	–	–	–	34,850	–
Common stock attached with warrants issued in May for cash at $0.20 per share	–	–	–	20,000	–	–	20,000	–
Common stock attached with warrants issued in August for cash at $0.225 per share, net of cost of $23,416	4,790,700	48	1,054,442	–	–	–	1,054,490	–
Common stock issued in October to settle debt	217,100	2	102,036	–	–	–	102,038	–
Stock options granted to directors and officers and consultant			1,593,989	–	–	–	1,593,989	–
Common stock issued in November for consulting services	100,000	1	40,999	–	–	–	41,000	–
Common stock issuable in February to settle debt	–	–	–	–	35,000	–	35,000	–

						Accumulated	Total
					Common	Deficit During	Stockholders'	Non-
	Common Stock		Additional	Subscription	Stock	Exploration	Equity	Controlling
	Shares	Amount	Paid-in Capital	Receivable	Issuable	Stages	(Deficit)	Interest
Common stock attached with warrants issued in March for cash at $0.15 per share	20,000,000	200	2,999,800	–	–	–	3,000,000	–

Net loss for year	–	–	–	–	–	(5020,711)	(5020,711)	–

Balance, at March 31, 2011	96,346,900	964	15,620,475	–	35,000	(13,442,960)	2,213,479	–

The accompanying notes are an integral part of these consolidated financial statements.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)

1.	Nature of Operations

Lake Victoria Mining Company, Inc. (the “Company”) was incorporated on December 11, 2006 under the laws of the State of Nevada. The Company’s administrative office is located in Vancouver, Canada. The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company has been in the exploration stage since inception and has not yet realized any revenues from its planned operations.

The principal business of the Company is to search for mineral deposits or reserves which are not in either the development or production stage. The Company is conducting exploration activities on gold and uranium properties located in Tanzania.

As of March 31, 2011, none of the Company’s mineral property interests had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As shown in the accompanying financial statements, the Company has an accumulated deficit of $13,442,960 incurred through March 31, 2011. The Company has no revenues. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to continue the exploration for gold and uranium. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern. The Company expects to be able to meet its necessary cash outflows for the next twelve months from working capital at March 31, 2011.

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

	b)	Use of Estimates

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

	c)	Business Combinations

The Company follows the guidance in ASC 805, Business Combinations, and ASC 810, Consolidation. The net loss attributable to non-controlling interest recognized during the year ended March 31, 2010 was previously the minority interest held by certain passive shareholders at the consolidated financial statement level of Kilimanjaro, and whose interests were eliminated for accounting purposes by the August 7, 2009 share exchange agreement. The Company, after August 7, 2009, had no further non-controlling interests.

For the years ended March 31, 2011 and 2010, losses of $nil and $1,927,226 respectively, were recognized as being attributed to the non-controlling interest of the Company’s controlled subsidiary.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of March 31, 2011 and 2010, the Company had 45,604,901 and 13,006,651, respectively, potentially dilutive securities outstanding.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

As of March 31, 2011 and 2010, the Company has approximately $2,234,000 and $850,435, respectively, deposited at FDIC insured banks in the United States. FDIC deposit insurance covers the balance of each depositor’s account up to $250,000 per insured bank. As of March 31, 2011, the Company has Tanzania shillings of 19,595,000 (approximately $12,700 USD) and $35,800 deposited in Tanzania. The Deposit Insurance Board in Tanzania insures up to 1,500,000 Tanzanian Shillings (approximately $975 USD as of March 31, 2011) per customer per bank. Any amount beyond the basic insurance amount may expose the Company to loss.

	f)	Property and Equipment

Property and equipment consists of mining tools and equipment, furniture and equipment and computers and software which are depreciated on a straight line basis over their expected lives of five years.

	g)	Mineral Property Costs

Under US GAAP mineral property acquisition costs are ordinarily capitalized when incurred using FASB ASC Topic 805-20-55-37, whether Mineral Rights are Tangible or Intangible Assets. The carrying costs are assessed for impairment under ASC Topic 360-36-10-35-20, Accounting for Impairment or Disposal of Long- Lived Assets, whenever events or changes in circumstances indicate that the carrying costs may not be recoverable. The Company expenses as incurred all property maintenance and exploration costs.

The Company also evaluates the carrying value of acquired mineral property rights in accordance with ASC Topic 930-360-35-1, Mining Assets: Impairment and Business Combinations, using the Value Beyond Proven and Probable (VBPP) method. The fair value of a mining asset generally includes both VBPP and an estimate of the future market price of the minerals.

When the Company has capitalized mineral property costs, these properties will be periodically assessed for impairment of value. Once a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method. During the years ended March 31, 2011 and 2010, management determined that the carrying amounts of mineral property acquisition costs were not recoverable and therefore, were written down to their estimated fair values of $nil. The Company has recognized impairment charges of $742,180 and $3,935,611 for the years ended at March 31, 2011 and 2010, respectively.

	h)	Long-Lived Assets

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)

2.	Summary of Significant Accounting Principles (continued)

	i)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of March 31, 2011.

	j)	Financial Instruments

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

The Company’s financial instruments consist principally of cash, advances and deposits, amounts receivable, advances to related party, accounts payable, accounts payable to related party and other payables.

Pursuant to ASC 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of advances and deposits, amounts receivable, advances to related party, accounts payable, accounts payable to related party and other payables approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of March 31, 2011 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2011
	$	$	$	$
Assets:
Cash	2,282,902	–	–	2,282,902

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	k)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with ASC 740, Foreign Currency Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

	l)	Segment Information

At March 31, 2011, $82,900 of property and equipment is located in Tanzania and $20,402 in Canada. Although Tanzania is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

	m)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of other comprehensive loss and its components in the consolidated financial statements. As at March 31, 2011 and 2010, the Company had no items that represent other comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

	n)	Income Taxes

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

	o)	Stock-Based Compensation

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	p)	Recent Accounting Pronouncements

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

The Company has evaluated all other recent accounting pronouncements and determined that they would not have a material impact on the Company’s financial statements or disclosures.

	q)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Related Party Transactions and Balances

a)

Prior to incorporation of the Company’s wholly-owned subsidiary in Tanzania, the Company contracted with Geo Can Resources Company Ltd (Geo Can), a related company with a shared common director, to perform exploration services on all of the properties. As of March 31, 2011, the Company owed $624,773 (2010 - $700,523) to Geo Can for exploration services provided. The amounts are non-interest bearing, unsecured and due on demand.

The Company, through its subsidiary Kilimanjaro Mining Company, advanced funds to Geo Can Resources Company to find mineral property interests in Tanzania. As of March 31, 2011 and 2010, the Company had advanced $499,043 to Geo Can. The advances bear no interest, are unsecured and are due on demand. The advances have not been offset against payables nor have any encumbrances been reported to the Company.

b)

At March 31, 2011, the Company owed $6,251 (2010 - $nil) of consulting fees to the President of the Company which has been included in accounts payable. During the twelve months ended March 31, 2011, the Company incurred $54,000 (2010 - $46,084) of consulting fees to the President of the Company.

c)

At March 31, 2011, the Company owed $3,500 (2010 - $nil) of management fees to a director of the Company which has been included in accounts payable. During the twelve months ended March 31, 2011, the Company incurred $102,000 (2010 - $155,750) of management fees to the director.

d)

At March 31, 2011, the Company owed $3,000 (2010 - $nil) of director fees to a director of the Company which has been included in accounts payable. During the twelve months ended March 31, 2011, the Company incurred $15,000 (2010 - $11,000) of directors fees to the director.

e)

At March 31, 2011, the Company owed $2,450 (2010 - $nil) of accounting fees to an individual related to an officer of the Company which has been included in accounts payable. During the twelve months ended March 31, 2011, the Company incurred $3,150 (2010 - $nil) of accounting fees to the individual.

	f)	During the twelve months ended March 31, 2011, the Company incurred $81,000 (2010 - $125,000) of geologist consulting fees to a director of the Company.

	g)	As at March 31, 2011, the Company held $9,710 in trust with a Company sharing a common director, which has been included in advances and deposits.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)

4.	Property and Equipment

At March 31, 2011 and March 31, 2010, property and equipment consisted of the following:

	As at March 31, 2011			As at March 31, 2010
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
	$	$	$	$	$	$
Mining tools and equipment	101,495	25,278	76,217	87,360	7,280	80,080
Furniture and equipment	10,101	1,794	8,307	4,489	612	3,877
Computer and software	29,808	11,030	18,778	22,896	5,989	16,907
	141,404	38,102	103,302	114,745	13,881	100,864

5.	Note Payable

On May 22, 2010, the Company signed a finance agreement for payment of insurance in the amount of $12,750 at an annual rate of 9.99% for a ten month period, payable in monthly instalments of $1,334. On October 27, 2010, the Company paid the balance in full.

6.	Other Payables

As of March 31, 2011 and 2010, one subsidiary of the Company withheld payroll deductions of $4,386 and $29,178, respectively, to conform to local tax law.

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

The following is a continuity of mineral property acquisition costs accumulated from inception:

	Kalemela	Geita	Kinyambwiga	Singida	Other
	Gold Project	Project	Project	Project	Projects	Total
	$	$	$	$	$	$
	(a)	(b)	(c)	(e)
Balance, March 31, 2009	3,575,300	2,730,000	–	–	160,000	6,465,300

Cash payments	67,825	22,608	122,608	904,148	956,940	2,074,129
Share payments	–	–	1,800,000	–	–	1,800,000
Accrued liabilities	–	–	–	61,482	–	61,482
	67,825	22,608	1,922,608	965,630	926,940	3,935,611

Balance, March 31, 2010	3,643,125	2,752,608	1,922,608	956,630	1,116,940	10,400,911

Cash payments	–	–	–	742,180	–	742,180

Balance, March 31, 2011	3,643,125	2,752,608	1,922,608	1,707,810	1,116,940	11,143,091

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)

7.	Mineral Property Acquisition and Exploration Costs (continued)

The following is a continuity of mineral property exploration costs accumulated from inception:

	Kalemela $ (a)	Geita $ (b)	Kinyambwig a $ (c)	Suguti $ (d)	Singida $ (e)	Uyowa $ (f)	North Mara $ (g)	Mbinga $ (h)	Other Project $	Total $
Balance, March 31, 2009	618,970	395,197								1,014,167

Exploration expenditures:
Camp, Field Supplies and Travel	-	-	46,606	-	99,002	599	-	-	-	146,207
Geological consulting and Wages	8,749	7,600	102,697	-	220,638	19	-	-	-	339,703
Geophysical and Geochemical	-	-	16,128	-	156,816	-	-	-	-	172,944
Parts and equipment	-	-	4,000	-	16,092	-	-	-	-	20,092
Project Administration Fee	6,175	6,175	34,450	-	39,325	-	-	-	-	86,125
Vehicle and Fuel expenses	-	-	5,342	-	33,397	-	-	-	-	38,739
	-	-		-		-	-	-	-
	14,925	13,775	209,224		565,269	618				803,810

Balance, March 31, 2010	633,895	408,972	209,224	-	565,269	618	-		-	1,817,978

Exploration expenditures:
Camp, Field Supplies and Travel	-	511	14,869	14,968	89,808	7,654	3,597	2,321	272	134,001
Drilling Cost	-	-	136,381	-	544,533	-	-	-	-	680,914
Geological consulting and Wages	6,509	2,442	88,413	13,732	229,162	15,555	12,749	6,218	2,120	376,900
Geophysical and Geochemical	-	1,200	18,250	4,439	81,745	4,450	7,140	-	133	117,357
Parts and equipment	-	206	12,129	719	12,625	2,543	650	1,211	-	30,082
Vehicle and Fuel expenses	-	2,458	15,595	17,782	53,710	5,467	7,608	6,880	3,148	112,648
Expense reimbursements	-	-	-	-	(256,968)	-	-	-	-	(256,968)
	6,509	6,817	285,637	51,640	754,615	35,669	31,744	16,630	5,673	1,194,934

Balance, March 31, 2011	640,404	415,789	494,861	51,640	1,319,884	36,287	31,744	16,630	5,673	3,012,912

a)	Kalemela Gold Project

As a part of the Geo Can Agreement, Kilimanjaro owns 100% interest in the Kalemela Gold Project’s three prospecting licenses PL2747/2004, PL3006/2005 and PL2910/2004. The original three prospecting licenses have been divided and the project is now comprised of six licenses: PL2747/2004, PL3006/2005, PL2910/2004, PL5892/2009, PL5912/2009 and PL5988/2009. The Kalemela Gold Project is located within the Southeastern Lake Victoria Goldfields in Northern Tanzania in Magu District, Mwanza Region.

On March 29, 2011, the Company entered into a non-binding letter of intent with Otterburn Ventures Inc. (“Otterburn”). The Letter of Intent set out a proposal by Otterburn to acquire up to an undivided 70% interest in the Kalemela project. On May 6, 2011, the Company entered into an option and joint venture agreement with Otterburn. Refer to Note 12(g). On July 8, 2011, Otterburn terminated the option and joint venture agreement. Refer to Note 12(g).

b)	Geita Project

As a part of the Geo Can Agreement, the Company owns 100% interest in the Geita project’s one prospecting license as at March 31, 2011. The original prospecting license PL2806 has been divided and the project is now comprised of two licenses: PL2806/2004 and PL5958/2009. The Geita Gold Project is located in Northern Tanzania within the Lake Victoria Goldfields in the Geita District, Mwanza Region.

On March 29, 2011, the Company entered into a non-binding letter of intent with Otterburn Ventures Inc. (“Otterburn”). The Letter of Intent set out a proposal by Otterburn to acquire up to an undivided 70% interest in the Geita project. On May 6, 2011, the Company entered into an option and joint venture agreement with Otterburn. Refer to Note 12(g). On July 8, 2011, Otterburn terminated the option and joint venture agreement. Refer to Note 12(g).

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)

7.	Mineral Property Acquisition and Exploration Costs (continued)

	c)	Musoma Bunda - Kinyambwiga Project:

The Musoma Bunda Gold Project comprise of three prospecting licences that are located on the eastern side of Lake Victoria.

Kinyambwiga project is part of the Musoma Bunda Gold Project. As a part of the Geo Can Agreement, the Company owns 100% interest of Kinyambwiga project’s one prospecting license and 24 primary mining licenses. The Kinyambwiga Gold Project is about 208 kilometers northeast of the city of Mwanza in northern Tanzania.

A director of the Company entered into Mineral Purchase agreements on behalf of the Company with 24 Primary Mining Licenses (PMLs) which are part of the Kinyambwiga Project and which are recorded in his name and are to be transferred over to the Company at a future date.

	d)	Musoma Bunda - Suguti Project

Suguti project is part of the Musoma Bunda Gold Project. As a part of the Geo Can Agreement, the Company owns 100% interest of Suguti project’s one prospecting license.

	e)	Singida Project

On May 15, 2009, the Company signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of December 31, 2010, this director has entered into Mineral Properties Sales and Purchase agreements with various PML owners. The Company has 100% acquired 23 PML agreements. The Company has the option to acquire 37 additional and different PMLs in the Singida area. Under the terms of these agreements, if the option to purchase is completed on all these PMLs, then the total purchase consideration would be approximately $6,432,930 (TZS9,896,816,657,outstanding option payments in US Dollar amount is estimated with an exchange rate of 0.00065 as at March 31, 2011), payable by February 24, 2013. Pursuant to the Mineral Financing Agreement, the Company has made payments of $965,630 in fiscal 2010 and $742,180 in fiscal 2011.

In September 2009, pursuant to the agreement, the Company completed an Addendum to the Mineral Properties and Sale and provided notification to all the PML owners involved in Singida Mineral Properties and Sale Agreements that the Company would extend their due diligence period for an additional 120 days as upon paying $48,782.

On January 19, 2010, a director on behalf of the Company signed second addendums to Singida mineral properties sales and purchase agreements. The addendums revised and extended the second payment of the mineral agreements. The second payment was divided into three payments with $470,927 due on January 27, 2010, $470,927 due on July 27, 2010 and $922,900, due on January 27, 2011.

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

On February 7, 2011, a director signed fourth addendums to the Singida mineral properties sales and purchase agreements on behalf of the Company. The fourth addendums revised the payment terms of the second addendum. Based on the revised terms, the third instalment of approximately $922,900 was divided into three payments, with $92,065 paid on February 9, 2011, $181,998 paid on March 10, 2011 and $646,030 due on August 9, 2011.

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

As of March 31, 2011, under the terms of the mineral properties sales and purchase agreements the Company has completed initial option payments in the amount of $1,707,810. Pursuant to the original agreement and the subsequent addendums, the Company will pay approximately $646,030 on August 9, 2011, approximately $419,100 on January 23, 2013 and $3,828,000 on February 24, 2013.

On March 29, 2011, the Company entered into a non-binding letter of intent with Otterburn Ventures Inc. (“Otterburn”). The Letter of Intent set out a proposal by Otterburn to acquire up to an undivided 70% interest in the Singida project. On May 6, 2011, the Company entered into an option and joint venture agreement with Otterburn. Refer to Note 12(g). On July 8, 2011, Otterburn terminated all agreements. Refer to Note 12(g).

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)

7.	Mineral Property Acquisition and Exploration Costs (continued)

	f)	Uyowa Project

As a part of the Geo Can Agreement the Company owns 100% interest in the Uyowa project’s prospecting licenses. The Uyowa Gold project consists of seven prospecting licenses.

	g)	North Mara Project

During the year, there are three prospecting licenses expired. As of March 31, 2011, the North Mara Project comprised of nine prospecting licenses.

On March 29, 2011, the Company entered into a non-binding letter of intent with Otterburn Ventures Inc. (“Otterburn”). The Letter of Intent set out a proposal by Otterburn to acquire up to an undivided 70% interest in the North Mara project. On May 6, 2011, the Company entered into an option and joint venture agreement with Otterburn. Refer to Note 12(g). On July 8, 2011, Otterburn terminated the option and joint venture agreement. Refer to Note 12(g).

	h)	Mbinga Project

The Mbinga Uranium Project is comprised of 3 PLs and 2 Reconnaissance Licenses. The Reconnaissance Licenses, located along the eastern shoreline of Lake Nyasa are currently under application.

As of March 31, 2011, the Company owns 100% interest of Mbinga project’s prospecting licenses.

8.	Capital Stock

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of March 31, 2011, the Company has not issued any preferred stock.

Common Stock

On December 7, 2010, the Company’s shareholders approved a resolution to amend the Company’s articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 250,000,000 shares. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

a)

On March 7, 2011, the Company completed a private placement of 20,000,000 units at $0.15 per share for total consideration of $3,000,000. Each unit consists of one share of common stock and one share purchase warrant. One warrant entitles the holder to purchase one additional share of common stock at $0.30 per share until September 7, 2011. The units were issued on March 7, 2011.

b)

On February 24, 2011, the Company signed debt settlement and subscription agreement with a director to settle a consulting fee of $35,000 in exchange for 145,833 shares of common stock at $0.24 per share. As of March 31, 2011, the shares were not issued.

	c)	On November 9, 2010, the Company issued 100,000 shares of common stock to a consultant. The shares were valued at $41,000 representing their fair value on the date of issuance.

d)

On October 18, 2010, the Company signed debt settlement and subscription agreement with a consultant to settle a consulting fee of $54,275 for geological and business development services provided. On October 18, 2010, the Company issued 217,100 restricted shares of common stock at $0.25 to settle the outstanding balance. The shares were valued at $102,037 representing their fair value on the date of the agreement. The company recognized a loss on debt settlement of $47,762.

e)

On September 7, 2010, the Company completed a private placement of 4,790,700 units at $0.225 per share for gross consideration of $1,077,907. The Company incurred share issuance costs of $23,416. Each unit consists of one share of common stock and two redeemable warrants. One redeemable warrant entitles the holder to purchase one additional share of common stock at $0.40 per share until August 12, 2013. The other redeemable warrant entitles the holder to purchase one additional share of common stock at $0.60 per share until August 12, 2013. The redeemable warrants are callable by the Company upon 20 days written notice to the warrant holder. If the redeemable warrants are not exercised within 20 days of being called, they will terminate and may not be exercised thereafter. The units were issued on November 9, 2010.

f)

On April 15, 2010, the Company issued 153,525 restricted shares of common stock and paid $21,265 to settle debt related to geological and business development services provided by a consultant. The services were valued at $58,340. The company recognized a loss on debt settlement of $8,342.50.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)

8.	Capital Stock (continued)

g)

On April 15, 2010, the Company issued 85,000 restricted shares of common stock to settle debt relating to consulting and business development services provided by a consulting company. The services were valued at $34,850. The company recognized a loss on debt settlement of $7,650.

h)

On January 28, 2010, the Company opened a private placement offering a maximum of 10,473,000 units at $0.20 per unit. Each unit consisted of one share of common stock and one redeemable warrant. One redeemable warrant and payment of $1.25 entitles the holder to purchase one additional common share until January 28, 2013. The redeemable warrants are callable by the Company upon 30 days written notice to the warrant holder. If the redeemable warrants are not exercised within 30 days of being called, they will terminate and may not be exercised thereafter.

As of March 31, 2010, the Company received a total cash payment of $1,448,730 and subscription receivable of $20,000 for 7,343,650 units. As of May 19, 2010, the Company issued additional 3,129,350 units for cash of $645,870, to complete a private placement of 10,473,000 units at $0.20 per share for gross consideration of $2,094,600. The Company incurred share issuance costs of $11,500.

i)

On December 31, 2009, the Company completed a private placement of 2,701,001 units at $0.60 per unit for cash of $1,574,704, net of cost of $45,900. Each unit consists of one share of common stock and one redeemable warrant. Two redeemable warrants and payment of $1.25 entitles the holder to purchase one additional share of common stock until September 9, 2012.

j)

On December 31, 2009, the Company paid $20,000 in cash and issued 68,775 restricted shares of common stock for geological and business development services provided by a consultant and valued the services at $42,640.

k)	On November 15, 2009, the Company issued 1,450,000 restricted shares of common stock for business development services provided by a consultant and valued the services at $1,218,000.

l)	On November 5, 2009, the Company issued 456,250 restricted shares of common stock for business development services provided by consultants and valued the services at $273,750.

m)	Acquisition Issuances:

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

n)	Kilimanjaro Issuances:

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

o)	Lake Victoria Issuances for Non-controlling Interests:

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)

8.	Capital Stock (continued)

	o)	Lake Victoria Issuances for Non-controlling Interests: (continued)

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

On October 21, 2010, the Company granted 3,580,000 stock options to six directors and officers, and 500,000 stock options to a senior geological consultant at an exercise price of $0.45 per share which will expire on October 21, 2013. All stock options are non-qualified and vested immediately. The fair value of the options was estimated using the Black-Scholes pricing model based on the following assumptions: dividend yield of 0%; risk- free interest rate of 0.52%; expected life of three years; and volatility of 170%. The fair value of $1,564,711 was recorded as stock-based compensation.

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

The fair value of stock options granted during the year ended March 31, 2011, was $0.38, per share.

The weighted average assumptions used in the Black-Scholes valuation model were as follows:

	Year Ended
	March 31,	March 31,
	2011	2010

Expected dividend yield	0%	–
Risk-free interest rate	0.52%	–
Expected volatility	170%	–
Expected option life (in years)	3.00	–

The total intrinsic value of stock options exercised during the years ended March 31, 2011, and 2010 was $nil.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
		$		$

Outstanding, March 31, 2009	-	-
Acquired (1)	4,312,500	1.01
Outstanding, March 31, 2010	4,312,500	1.01

Granted	4,200,000	0.45
Expired	(4,312,500)	1.01

Outstanding, March 31, 2011	4,200,000	0.45	2.56	-

Exercisable, March 31, 2011	4,200,000	0.45	2.56	-

At March 31, 2010 and 2010, the Company did not have any unvested options.

(1) As part of the acquisition effective August 7, 2009, the Company acquired 4,312,500 outstanding stock warrants of the prior subsidiary to be exercised by investors.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)

9.	Stock Options and Warrants (continued)

The following table summarizes the continuity of the Company’s warrants:

	Number of		Weighted-
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Upon	Exercise	Contractual	Intrinsic
	Exercise	Price	Life (years)	Value
		$		$

Outstanding, March 31, 2009	-	-
Granted	13,006,651	1.25	2.77	-
Outstanding, March 31, 2010	13,006,651	1.25

Granted	(4,312,500)	1.01

Outstanding, March 31, 2011	41,404,901	1.08	1.27	-

The Company had the following warrants outstanding as of March 31, 2011:

	Exercise Price per
	Share	Shares Issuable
Expiration Date	$	Upon Exercise

September 7, 2011	0.30	20,000,000
September 9, 2012	1.25	1,350,501
January 28, 2013 (1)	1.25	10,473,000
August 13, 2013 (2)	0.40	4,790,700
August 13, 2013 (2)	0.60	4,790,700
		41,404,901

(1) These redeemable warrants are callable by the Company upon 30 days written notice to the warrant holder. If the redeemable warrants are not exercised within 30 days of being called, they will terminate and may not be exercised thereafter.

(2) These redeemable warrants are callable by the Company upon 20 days written notice to the warrant holder. If the redeemable warrants are not exercised within 20 days of being called, they will terminate and may not be exercised thereafter.

10.	Income Taxes

At March 31, 2011 and March 31, 2010, the Company had net deferred tax assets (calculated at an expected rate of 34%) of approximately $4,029,000 and $2,863,000 principally arising from net operating loss carryforwards for income tax purposes. Management of the Company has determined that it is not more likely than not that the Company will realize the benefit of the deferred tax asset. Accordingly a valuation allowance equal to the deferred tax asset has been established at March 31, 2011 and 2010. The significant components of the deferred tax asset at March 31, 2011 and 2010 were as follows:

		March 31, 2011		March 31, 2010

Net operating loss carryforwards		$11,848,970		$8,422,000

Deferred tax asset		4,028,650		2,863,000
Deferred tax asset valuation allowance		(4,028,650)		(2,863,000)
	$		$
		-
Net deferred tax asset				-

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)

11.	Commitments

a)

On May 15, 2009, Kilimanjaro signed a Mineral Financing Agreement with a director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (PMLs) in the Singida area of Tanzania. As of March 31, 2011, this director has entered into Mineral Properties Sales and Purchase agreements with various PML owners of which 23 PML Option to Purchase agreements have been completed. These PMLs have been 100% acquired and the Company has the option to acquire 37 additional and different PMLs in the Singida area. Under the terms of these agreements, if the option to purchase is completed on all these PMLs, then the total purchase consideration will be approximately $6,432,930 (see Note 7(e)).

b)

The same director of the Company entered into Mineral Purchase agreements with 24 PML’s which are part of the Kinyambwiga Project and which are recorded in his name and are to be transferred over to the Company at a future date (see Note 7(c)).

c)

On December 31, 2009, the Company entered into a Geological and Business Development Consulting Services Agreement with Jack V. Everett (“Everett”) under which Everett will provide public relations, geological, and consulting services to us and the Company agrees to compensate Everett on a quarterly basis in two methods: (a) cash and (b) restricted common shares of the Company. The quarterly compensation will be agreed upon, in advance of each quarter, by the Company and Everett. Accordingly, upon execution of the agreement the Company paid Everett a cash payment of $20,000 and issued him 68,775 restricted common shares valued at $42,641. On May 10, 2010, the Company paid Everett a cash payment of $21,265 and on April 7, 2010 issued him 153,525 restricted common shares valued at $50,000. On November 9, 2010, the Company issued him 217,100 restricted common shares for services provided valued at $54,275. The term of the consulting agreement is twelve months. As of March 31, 2011, the Company accrued an expense of $80,614 for services rendered for the period from October 2010 to March 31, 2011.

d)

On January 4, 2010, the Company entered into a finder’s fee agreement with Robert A. Young, The RAYA Group (“Young”) wherein we agreed to pay Young fees limited to introductions that Young makes to the Company of investors who invest in the Company’s private placements or become involved with the Company through joint venture property agreements. No Finder’s fees will be paid in connection with any introduction to any existing contacts of the Company. The fee will be 10% of the first $10,000,000 and 5% of amounts in excess of $10,000,000. The term of the finder’s fee agreement is five years.

e)

On May 11, 2010, the Company entered into an agreement with a consultant to provide services as a Senior Geological Consultant. In consideration of the foregoing the Company will pay a base compensation of $15,000 per month for the first six months, to be increased to $20,000 per month after the initial six months; eligibility of a bonus of 100,000 shares of common stock at the end of six months; and at the end of 12 months the Company will grant the consultant 300,000 stock options. On November 9, 2010, the Company issued 100,000 shares of common stock to the consultant. On October 21, 2010, the Company passed a board resolution to grant the Consultant 500,000 stock options at an exercise price of $0.45 per share. On November 11, 2010, the Company signed an amendment with the consultant to the original May 11th consulting agreement. The amendment extended the term of the agreement to three years and the Company agreed to pay $17,500 per month for the first 12 months and $20,000 per month thereafter. The Company will grant the Consultant 300,000 stock options on November 1, 2011, 2012 and 2013.

f)

On October 7, 2010, the Company entered into a consulting agreement with Misac Noubar Nabighian to provide geophysical data processing and geophysical data interpretation services to the Company in consideration for:

i.

granting the Consultant an option to acquire 120,000 shares of common stock of the Company pursuant to the terms of the Company’s 2010 Stock Option Plan, at an exercise price of $0.29 per share, exercisable until October 7, 2013 and vesting immediately. On October 7, 2010, the Company granted 120,000 options to the Consultant;

ii.	paying the Consultant 0.5% of the net proceeds from the sale of any mining properties;

iii.

granting the Consultant a royalty on producing properties as follows: (a) $1.00 per ounce of gold produced or 0.25% of net smelter returns (as such term is defined in the Agreement), whichever is greater, and (b) 0.25% of net smelter returns for all other commercial production.

The agreement is for a term of 36 months and may be renewed at the option of the Company upon 30 days written notice.

12.	Subsequent Events

a)

On April 8, 2011, the Company signed a debt settlement agreement with a consultant to settle a consulting fee of $80,614 for geological and business development services provided. The Company agreed to pay $31,714 cash and 163,000 shares at $0.30 per share to settle an outstanding balance of $48,900.

	b)	On April 20, 2011, the Company signed two prospecting licences purchase agreements to acquire two prospecting licenses. The total consideration includes:

i.	paying $160,400 within 14 days on receipt of the notification from Tanzania Ministry of Energy and Minerals. The payment was made on April 28, 2011;

ii.

paying a total amount of $65,000 to the owner of the licenses, of which 10% is due on the closing date and 90% due on receipt of prospecting licenses. On April 28, 2011, the Company paid $6,500 to the licenses’ owner;

iii.	paying a finder’s fee of $60,000 and 800,000 common shares.

c)

On April 26, 2011, the Company entered into a consulting agreement with the CEO and President of the Company. Pursuant to the agreement, the Company agreed to pay CAD $10,000 per month for two years and grant, upon completion of twelve months services, and annually on the anniversary each and every year thereafter, an option to purchase 500,000 shares of the Company’s common stock.

d)

On April 26, 2011, the Company entered into a consulting agreement with the Chairman of the Company. Pursuant to the agreement, the Company agreed to pay $3,500 per month for two years and grant upon completion of twelve months services, and annually on the anniversary each and every year thereafter, an option to purchase 250,000 shares of the Company’s common stock.

e)

On April 26, 2011, the Company entered into an employment agreement with the Secretary and Treasurer of the Company. Pursuant to the agreement the Company agreed to pay the Secretary CAD $102,000 per year and a one time bonus of CAD $1,000.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)

12.	Subsequent Events (continued)

f)

On April 26, 2011, the Company entered into an employment agreement with the Chief Financial Officer of the Company. Pursuant to the agreement the Company agreed to pay the CFO CAD $90,000 per year and a one time bonus of CAD $1,000.

g)

On May 6, 2011, the Company entered into four option and joint venture agreements with Otterburn Ventures Inc. (“Otterburn”) (collectively the “Agreements”), pursuant to which the Company granted Otterburn the right (the “Options”) to acquire up to an undivided 70% interest in and to certain primary mining licenses and prospecting licenses owned by the Company known as the Singida Gold Project, North Mara Gold Project, Kalemela Gold Project and Geita Gold Project (collectively the “Properties”) subject to Otterburn incurring certain expenditures on the Properties, issuing a certain number of its common shares, and making certain cash payments as further outlined below. Closing of the Options is subject to the completion of a due diligence investigation of the title and environmental condition of the Properties to the satisfaction of Otterburn by May 20, 2011.

Otterburn is under no obligation to make any cash payments or issue any common shares to Lake Victoria until the satisfactory completion of the due diligence investigation, other than payment of a deposit for each Property (as described below) which is due and payable by May 13, 2011.

Otterburn may terminate the contract at any time prior to earning the 70% interest in any of the Properties. In the event of a termination of the Agreements by Otterburn, Otterburn will have no further right or interest in the Property and no further obligations under the Agreement. The Company may only terminate the Agreement if there is a default by Otterburn under the Agreement which has not been cured within the permitted time periods as further set out in the Agreements.

In the event Otterburn exercises the Options and earns a 70% interest in any Property, the parties are deemed to enter into a joint venture for further exploration and development of the Property with Otterburn holding a 70% interest and the Company holding the remaining 30% interest. As a further condition of the Agreements, Otterburn agreed to enter into an exploration services agreement with Lake Victoria Resources (T) Ltd. (“LVMC Sub”) pursuant to which LVMC Sub will be retained to perform all recommended exploration work on the Properties for an initial twelve month term from the Effective Date which includes payment of a 12% management fee to LVMC Sub for all recommended exploration work performed by LVMC Sub.

Geita Option Agreement

In the option and joint venture agreement (the “Geita Option Agreement”) between the Company and Otterburn with respect to property located in the Geita District of the Mwanza Region of the United Republic of Tanzania (the “Geita Property”), the Company agreed to grant an exclusive option to Otterburn to acquire up to a 70% undivided interest in and to certain prospecting licenses with respect to the Geita Property. Pursuant the Geita Option Agreement, in consideration for the 70% option Otterburn will: (i) make a cash payment to the Company in the amount of $20,000 on the Closing Date; (ii) make cash payments to the Company in the aggregate of up to $150,000 over a two-year period commencing on the earlier of the completion by the Company of a concurrent private placement of approximately $6,750,000 or May 13, 2011 (the “Closing Date”); (iii) allot and issue up to 600,000 common shares of Otterburn to the Company over a two year period commencing on the Closing Date; and (iv) fund working costs up to $1,570,000 on the Geita Property over a three year period commencing on the Effective Date.

Kalemela Option Agreement

In the option and joint venture agreement (the “Kalemela Option Agreement”) between the Company and Otterburn with respect to property located in the Magu District of the Mwanza Region of the United Republic of Tanzania (the “Kalemela Property”), the Company agreed to grant an exclusive option to Otterburn to acquire up to a 70% undivided interest in and to certain prospecting licenses with respect to the Kalemela Property. Pursuant the Kalemela Option Agreement, in consideration for the 70% option grant Otterburn will: (i) make a cash payment to the Company in the amount of $20,000 on the Closing Date; (ii) make cash payments to the Company in the aggregate of up to $150,000 over a two-year period commencing on the Closing Date; (iii) allot and issue up to 600,000 common shares of Otterburn to the Company over a two year period commencing on the Effective Date; and (iv) fund working costs up to $1,350,000 on the Kalemela Property over a three year period commencing on the Effective Date.

North Mara Option Agreement

In the option and joint venture agreement (the “North Mara Option Agreement”) between the Company and Otterburn with respect to property located in the Tarime District of the North Mara Region of the United Republic of Tanzania (the “North Mara Property”), the Company agreed to grant an exclusive option to Otterburn to acquire up to a 70% undivided interest in and to certain prospecting licenses with respect to the North Mara Property. Pursuant the Mara Option Agreement, in consideration for the 70% option grant

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)

12.	Subsequent Events (continued)

Otterburn will: (i) make a cash payment to the Company in the amount of $20,000 on the Closing Date representing all license fees paid by the Company; (ii) make cash payments to the Company in the aggregate of up to $180,000 over a two-year period commencing on the Closing Date; (iii) allot and issue up to 900,000 common shares of Otterburn to the Company over a two year period commencing on the Effective Date; and (iv) fund working costs up to $1,850,000 on the Mara Property over a three year period commencing the Effective Date.

Singida Option Agreement

In the option and joint venture agreement (the “Singida Option Agreement”) among the Company, Ahmed Abubakar Magoma and Otterburn with respect to property located in the Singida Region of the United Republic of Tanzania (the “Singida Property”), the Company and Mr. Magoma agreed to grant an exclusive option to Otterburn to acquire up to a 70% undivided interest in and to certain prospecting licenses with respect to the Singida Property divided into two option grants.

Pursuant the Singida Option Agreement, in consideration for 51% of the interest Otterburn will: (i) make a cash payment to the Company in the amount of $25,000 on the Closing Date; (ii) make cash payments to the Company in the aggregate of up to $400,000 over a two-year period commencing on the Closing Date; (iii) allot and issue up to 2,200,000 common shares of Otterburn to the Company over a two year period commencing on the Effective Date; and (iv) fund working costs up to $4,500,000 on the Singida Property over a three year period commencing on the Closing Date.

Pursuant the Singida Option Agreement, in consideration for the remaining 19% interest Otterburn will: (i) allot and issue up to 1,000,000 common shares of Otterburn to the Company on or before the sixth anniversary date from the Effective Date; (ii) fund and complete a comprehensive report on the Singida Property compliant with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects, on or before the sixth anniversary date from the Effective date and (iii) fund working costs up to $750,000 on the Singida Property over a three year period from the Effective Date.

On May 13, 2011, the Company received a cash payment of $85,000 from Otterburn. On May 25, 2011, the company received cash payment of $658,947 from Otterburn which includes the payment of $246,522 for exploration work incurred in March 2011, and 2,200,000 Otterburn common stock of shares.

On July 8, 2011, Otterburn terminated the Agreements.

h)	On May 30, 2011, the Company signed prospecting licence purchase agreements to acquire one prospecting licenses. The total consideration includes:

i.	paying $10,000 within 5 days after execution date. The payment was made on June 16, 2011;

ii.	paying a total amount of $450,000 to the owner of the license, of which $70,000 due in 2011, $170,000 due in 2012 and $200,000 due in 2013

iii.	paying a finder’s fee of $30,000 and 300,000 common shares.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) On September 30, 2010, the Board of Directors of the Company dismissed by mutual agreement, BehlerMick PS, as its principal independent accountant. On October 6, 2010, the Company engaged Manning Elliott LLP as its principal independent accountant. The audit committee of the Company approved the dismissal of BehelerMick PS and the engagement of Manning Elliott LLP as its independent auditor.

BehelerMick PS’s report on the Company’s financial statements for each of the two fiscal years ended March 31, 2009 and March 31, 2010 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that such report on the Company’s financial statements contained an explanatory paragraph in respect to the substantial doubt about its ability to continue as a going concern.

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

During the Company’s fiscal years ended March 31, 2009 and March 31, 2010 and in the subsequent interim period through the date of dismissal, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

We provided BehelerMick PS with a copy of our Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission, and requested that it furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made in our Current Report on Form 8-K, and if not, stating the respects with which it does not agree. A copy of the letter provided from BehelerMick PS was filed as an exhibit to our Current Report on Form 8-K, filed on October 8, 2010.

(b) During the Company’s fiscal years ended March 31, 2009 and March 31, 2010 and in the subsequent interim period through the date of appointment of Manning Elliott on October 6, 2010, the Company has not consulted with Manning Elliott LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its financial statements, nor has Manning Elliott LLP provided to the Company a written report or oral advice that Manning Elliott LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. In addition, during such periods, the Company has not consulted with Manning Elliott LLP regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and our principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this annual report on Form 10-K, these disclosure controls and procedures were not effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

Management’s Report on Internal Control Over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of March 31, 2011 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at March 31, 2011. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2011: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
David Kalenuik	President, Chief Executive Officer and Director	53	October 7, 2010
Heidi Kalenuik	Secretary, Treasurer and Director	44	June 28, 2008
Roger Newell	Director	68	June 28, 2008
Ahmed A. Magoma	Director	44	June 28, 2008
Ian A. Shaw	Director, Chairman of Audit Committee	71	April 8, 2010
Ming Zhu	Chief Financial Officer	39	October 7, 2010

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

David Kalenuik, President, Chief Executive Officer, and Director

Mr. Kalenuik became a director and was appointed President and Chief Executive Officer of the Company on October 7, 2010. Mr. Kalenuik has spent the last 35 years primarily as founder and owner of his own businesses. These businesses have ranged from product or service oriented to investor relations for publicly traded companies. Since December 2006, David has been actively involved with Kilimanjaro Mining Company Inc. and Lake Victoria Mining Company, Inc. in the identification, negotiation and acquisitions of mineral resource properties in Tanzania, East Africa. David as an International Businessman has extensive experience in start up operations, business development, strategic planning and management of both private and public companies. To date, he has been directly and indirectly responsible for the financing of each of the companies that he has been involved with. His previous experience includes being the President and Co-Founder of Larrearx, Inc./Larrea Biosciences Inc., a patented nutritional and health care supplements company, and, the President and Founder of Mitropolis Solutions Inc., a Vancouver based investor relations/investment banking firm that successfully financed and created public awareness programs for numerous public companies.

We believe Mr. Kalenuick is qualified to serve on our board of directors because of his knowledge of our current operations, in addition to his business experiences described above.

Heidi Kalenuik, Secretary, Treasurer and a Director

Heidi Kalenuik, originally from South Africa, was the founder and President of Kilimanjaro Mining Company Inc., in December, 2006, a private company concentrating on resource property acquisitions, exploration and joint ventures in the United Republic of Tanzania. From March 2005 to December 2006 Ms. Kalenuik was on sabbatical. Ms. Kalenuik has been extensively involved in the precious mineral industry and has worked with over 150 private and public companies in British Columbia, Canada.

Heidi Kalenuik was appointed as an Officer and Director of Lake Victoria Mining Company in June 2008 due to her knowledge and working experience in Africa and her interest in the Company’s activities having been the President of Kilimanjaro Mining Company, now a wholly owned subsidiary of the Company. We believe Ms. Kalenuick is qualified to serve on our board of directors for the same reasons.

Roger Newell, Director

Roger Newell has been a director of our company since June 2008 and was our President, Principal Executive Officer from June 2008 to October 7, 2010. In December 2009 Dr. Newell was appointed an Independent Director of Midway Gold Corporation a Canadian public corporation that trades on both the Toronto TSX-V Exchange with symbol MDW and the US NYSE-AMEX also with symbol MDW. Midway Gold is a mineral exploration and development company with properties in the western United States.

In October 2007, Dr. Newell joined the management team as Executive Vice President and Director of Kilimanjaro Mining Company Inc. a private company involved in the acquisition and exploration of highly prospective mineral resource properties in Tanzania, East Africa. In June 2008 Mr Newell was appointed President and Director of Lake Victoria Mining Company (OTCBB; LVCA) in consideration of his history in gold exploration and mining. We believe Dr. Newell is qualified to serve on our board of directors for the same reasons.

Mr. Newell served as Vice President-Development and a Board Member of Capital Gold Corp. (NYSE-AMEX;CGC and Toronto TSX;CGC) from 2000 to September 2007. As such he was responsible for much of Capital Gold’s engineering and business development at El Chanate Gold, Mexico and continued to serve on Capital Gold Corp’s Board of Directors until November 2009. He also served as President (2000 to 2006) of Capital Gold’s Mexican subsidiary, Minera Santa Rita.

Prior to this time at Capital Gold, he served as Exploration Manager/Senior Geologist for the Newmont Mining Company; Exploration Manager for Gold Fields Mining Company; and Vice President-Development, for Western Exploration Company.

Ahmed Magoma, Director

Ahmed Magoma has a B.Sc. in geology from the University of Dar es Salaam (1992) and 16 years of experience in the mining industry, wherein he has held progressively more responsible management and supervisory roles. Mr. Magoma joined Kilimanjaro Mining Company Inc., in March of 2007, a private company involved in the acquisition and exploration of highly prospective resource properties in Tanzania, East Africa. Mr. Magoma has been a director of Geo Can Resources Company Ltd., a private company, from April 2007 to present. In addition to being a director with Kilimanjaro, Mr. Magoma is responsible for all resource property acquisitions, negotiations and property owner and government relations within Tanzania. His experience encompasses gold projects from grassroots through to mining production. His field experience included working with Tanex, a subsidiary of DeBeers and other South African companies as a field geologist. Mr. Magoma worked with the Ministry of Energy and Minerals in Tanzania for a period to learn, through study, the techniques of small-scale miners to enhance their production. Mr. Magoma has worked with major gold companies Barrick and Randgold as a project geologist and then as senior project geologist with Tanzanite Africa. From 2005 to December 2007, Mr. Magoma was the Senior Project Geologist for Tanzanite Africa Ltd., a private Africa company.

Mr. Magoma was appointed as a Director in Lake Victoria Mining Company in June 2008. He was considered for this position because of his familiarity with the Company projects and operations in Africa. His experience in the Mining Law and activities native to Tanzania were also deemed to be very valuable to the Company by acting as a Director for the Company. We believe Mr. Magoma is qualified to serve on our board of directors for the same reasons.

Ian A Shaw, Director and Chairman of the Audit Committee

Ian A. Shaw, B.Comm., C.A. - Mr. Shaw, is a graduate of Trinity College, University of Toronto (B.Comm., 1964) and obtained his Chartered Accountant designation in 1969 with Deloitte, Plender, Haskins & Sells, Toronto. In 1993, after a total of 18 years in financial positions with producing mining companies he established Shaw & Associates with the objective of providing corporate finance, regulatory reporting and compliance services to clients that are typically junior public companies in the mineral resource industry. In addition to his directorship with the Company he is currently a director of Pelangio Exploration Inc. and Chief Financial Officer of Olivut Resources Ltd., all of which are located in Canada and listed on the TSX Venture Exchange.

We believe Mr. Shaw is qualified to serve on our board of directors because of his knowledge of our current operations, in addition to his business experiences described above.

Ming Zhu, Chief Financial Officer

Ming Zhu (B.Comm. MA) has worked along side the management team of the Company since 2006. Ming attained a Bachelor's Degree in Accounting and Finance in 1995. He has more than 10 years’ experience specializing in corporate finance and accounting. His portfolio includes working for multinational companies as their finance manager in New York and China. He worked as a financial controller for an international trading firm for 2 years before graduating from the University of Newcastle in the UK with his Master's Degree in 2003 where he majored in Financial Analysis. He worked with a Canadian CA accounting firm prior to joining our management team as the Financial Controller and a Director in Kilimanjaro Mining Company Inc., a gold and uranium exploration company that is now a wholly owned subsidiary of the Company. From August 2009, he has been serving as the Financial Controller for the Company and on October 7, 2010 became the Chief Financial Officer for the Company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships among our directors or officers, other than David Kalenuik and Heidi Kalenuik who are husband and wife.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics was attached as an exhibit to our annual report filed on Form 10-K with the SEC on June 26, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that other than as disclosed below, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
David Kaleniuk	1(1)	3	Nil
Heidi Kalenuik	1(1)	2	Nil
Roger Newell	3(1)	6	Nil
Ian A. Shaw	1(2) 2(1)	2 5	Nil Nil
Ahmed Magoma	1(1)	1	Nil
Ming Zhu	1(2)	1	Nil

(1)	Filed a Form 4 – Statement of Changes in Beneficial Ownership late.
(2)	Filed a Form 3 – Initial Statement of Beneficial Ownership of Securities late.

ITEM 11.	EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	our principal executive officers during the year ended March 31, 2011;

(b)	each of our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at March 31, 2011; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at March 31, 2011,

who we collectively refer to as the “named executive officers”, for the fiscal years ended March 31, 2011 and 2010, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
David Kalenuik(1) President and Chief Executive Officer	2011 2010	53,250(2) N/A	Nil N/A	Nil N/A	437,000(10) N/A	Nil N/A	750(2) N/A	Nil N/A	491,000 N/A
Ming Zhu(3) Chief Financial Officer	2011 2010	60,000(4) N/A	Nil N/A	Nil N/A	87,400(10) N/A	Nil N/A	Nil N/A	Nil N/A	147,400 N/A
Heidi Kalenuik Secretary and Treasurer	2011 2010	98,500(5) 93,500(5)	Nil Nil	Nil 98,125(5)(6)	367,080(10) Nil	Nil Nil	3,500(5) 2,125(5)	Nil Nil	469,080 193,750
Roger Newell(7) Former President, Chief Executive Officer and Chief Financial Officer	2011 2010	81,000(8) 85,000(8)	Nil Nil	Nil 25,000(8)(9)	367,080(10) Nil	Nil Nil	Nil 27,500(9)	Nil Nil	448,080 137,500

(1)	David Kalenuik was appointed our President and Chief Executive Officer on October 7, 2010.

(2)

During the fiscal year ended March 31, 2011, David Kalenuik received consulting fees from our wholly owned subsidiary, Kilimanjaro Mining Company, of $53,250 in cash and deferred compensation of $750 to be paid for his services rendered

(3)	Ming Zhu was appointed our Chief Financial Officer on October 7, 2010

(4)	During the fiscal year ended March 31, 2011, Ming Zhu received accounting fees from our wholly owned subsidiary, Kilimanjaro Mining Company, of $60,000 in cash for his services rendered

(5)

During the fiscal year ended March 31, 2011, Heidi Kalenuik received management fees from our wholly owned subsidiary, Kilimanjaro Mining Company, of $98,500 in cash and deferred compensation of $3,500 to be paid for her services rendered

During the fiscal year ended March 31, 2010, Heidi Kalenuik received management fees from our wholly owned subsidiary, Kilimanjaro Mining Company, of $93,500 in cash, $12,500 in restricted common shares of our company and $85,625 in common shares of Kilimanjaro Mining Company and deferred compensation of $2,125 to be paid for her services rendered.

(6)

On April 15, 2009, Heidi Kalenuik received 25,000 restricted common shares with a value of $12,500. The shares were valued at $0.50 per share, which was the closing price of our common shares on April 15, 2009. In June 2009, our wholly owned subsidiary, Kilimanjaro Mining Company, granted 342,500 shares of its common stock to her with a value of $85,625. These shares were valued at $0.25 per share, which was the offering price of the private placement conducted by Kilimanjaro Mining Company in May 2009.

(7)	Roger Newell resigned as our President, Chief Executive Officer and Chief Financial Officer on October 7, 2010.

(8)

During the fiscal year ended March 31, 2011, Roger Newell received $85,000 in cash from our wholly owned subsidiary, Kilimanjaro Mining Company for his geological professional service rendered. During the fiscal year ended March 31, 2010, Roger Newell provided geological professional service to our wholly owned subsidiary, Kilimanjaro Mining Company. He received $81,000 in cash, $12,500 in restricted common shares of our company and $12,500 in common shares of Kilimanjaro Mining Company and deferred compensation of $27,500 to be paid for his services rendered.

(9)

On April 15, 2009, Roger Newell received 25,000 restricted common shares with a value of $12,500. The shares were valued at $0.50 per share, which was the closing price of our common shares on April 15, 2009. In June 2009, our wholly owned subsidiary, Kilimanjaro Mining Company, granted 50,000 shares of its common stock to Mr. Newell with a value of $12,500. These shares were valued at $0.25 per share, which was the offering price of the private placement conducted by Kilimanjaro Mining Company in May 2009.

(10)

On October 21, 2010, the Company passed a resolution to grant 3,580,000 stock options to six directors and officers at an exercise price of $0.45 per share which will expire on October 21, 2013. David Kalenuik was granted 1,000,000 options with a fair value of $437,000, Heidi Kalenuik was granted 840,000 options with a fair value of $367,080, Roger Newell was granted 840,000 options with a fair value of $367,080 and Ming Zhu was granted 200,000 options with a fair value of $87,400. The fair value of the options was estimated using the Black-Scholes pricing model based on the following assumptions: dividend yield of 0%; risk-free interest rate of 0.52%; expected life of three years; and volatility of 170%.

Employment Contracts

Roger Newell provided management and geological consulting services to the Company in consideration of which the Company paid Mr. Newell a consulting fee of $10,000 per month for the period from April 1, 2010 to September 30, 2010 and $3,500 per month from October 1, 2010 to March 31, 2011. The consulting agreement was on a month to month basis with no formal contract and the payment was made by our wholly owned subsidiary company, Kilimanjaro Mining Company Inc. During the year ended March 31, 2011 an aggregate of $81,000 was paid to Mr. Newell. The consulting agreement terminated on the resignation of Mr. Newell on October 7, 2010. On April 26, 2011, the Company entered into a consulting agreement with Roger Newell, pursuant to which the Company engaged Mr. Newell to, among other things: provide the services to the corporate management, reporting to the president and subsequently to the board of directors including without limiting the generality of the foregoing, reviewing and editing technical data/press releases, finding and assessing new projects and assisting in investor relations, corporate presentations and financing requirements. As consideration for the performance of his consulting services under the agreement, the Company agreed to pay Mr. Newell USD$3,500 per month commencing April 1, 2011, plus applicable taxes. Contingent upon Mr. Newell executing the consulting agreement and as part of the consideration for Mr. Newell’s services, the Company agreed to grant Mr. Newell upon the completion of twelve (12) months of April 26, 2011 and annually on the anniversary each and every year that follows, during Mr. Newell’s continuous consulting, an option to purchase 250,000 shares of the Company’s restricted common stock. The consulting agreement is for a term of two years and may be renewed at the option of the Company by giving 30 days written notice prior to the expiry of the initial term.

Heidi Kalenuik provided administrative and management consulting services to the Company in consideration of which the Company paid Mrs. Kalenuik a consulting/management fee of $8,500 per month. The consulting agreement was on a month to month basis with no formal contract and the payment was made by our wholly owned subsidiary company, Kilimanjaro Mining Company Inc. During the year ended March 31, 2011 an aggregate of $98,500 were paid and $3,500 are to be paid to Mrs. Kalenuik. On April 26, 2011, the Company entered into an employment letter agreement with Heidi Kalenuik, pursuant to which the Company employed Mrs. Kalenuik to, among other things: carry out the duties and responsibilities of the position of Secretary, Treasurer and Supervisor of Operations of the Company. As consideration for the performance of her duties under the employment letter agreement, the Company agreed to pay Mrs. Kalenuik CDN$102,000 (approximately US$107,017) per year commencing April 1, 2011. Mrs. Kalenuik is also entitled to receive a one-time bonus in the amount of CDN$1,000 (approximately US$1,049).

On April 26, 2011, the Company entered into a consulting agreement with David Kalenuik, pursuant to which the Company engaged Mr. Kalenuik to, among other things: provide the services of corporate management, reporting to the board of directors including without limiting the generality of the foregoing, hiring other managers and employees as required, finding new projects and assisting in financing requirements. As consideration for the performance of his consulting services under the agreement, the Company agreed to pay Mr. Kalenuik CDN$10,000 (approximately US$10,492) per month commencing April 1, 2011, plus applicable taxes. Contingent upon Mr. Kalenuik executing the consulting agreement and as part of the consideration for Mr. Kalenuik’s services, the Company will grant Mr. Kalenuik upon the completion of twelve (12) months of April 26, 2011 and annually on the anniversary each and every year that follows, during Mr. Kalenuik’s continuous consulting, an option to purchase 500,000 shares of the Company’s restricted common stock. The consulting agreement is for a term of two years and may be renewed at the option of the Company by giving 30 days written notice prior to the expiry of the initial term.

Effective April 26, 2011, the Company entered into an employment letter agreement with Ming Zhu, pursuant to which the Company employed Mr. Zhu to, among other things: carry out the duties and responsibilities of the position of Chief Financial Officer of the Company. As consideration for the performance of his duties under the employment letter agreement, the Company agreed to pay Mr. Zhu CDN$90,000 (approximately US$94,427) per year commencing April 1, 2011. Mr. Zhu is also entitled to receive a one-time bonus in the amount of CDN$1,000 (approximately US$1,049).

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no plans or arrangements in respect of remuneration received or that may be received by our directors or executive officers to compensate such directors or officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each executive officer certain information concerning the outstanding equity awards as of March 31, 2011.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David Kalenuik(1) President and Chief Executive Officer	1,000,000	Nil	Nil	$0.45	October 21, 2013	Nil	Nil	Nil	Nil
Ming Zhu(2) Chief Financial Officer	200,000	Nil	Nil	$0.45	October 21, 2013	Nil	Nil	Nil	Nil
Heidi Kalenuik Secretary and Treasurer	840,000	Nil	Nil	$0.45	October 21, 2013	Nil	Nil	Nil	Nil
Roger Newell(3) Former President, Chief Executive Officer and Chief Financial Officer	840,000	Nil	Nil	$0.45	October 21, 2013	Nil	Nil	Nil	Nil

(1)	David Kalenuik was appointed our President and Chief Executive Officer on October 7, 2010.

(2)	Ming Zhu was appointed our Chief Financial Officer on October 7, 2010.

(3)	Roger Newell resigned as our President, Chief Executive Officer and Chief Financial Officer on October 7, 2010.

Aggregated Options Exercised in the Year Ended March 31, 2011 and Year End Option Values

There were no stock options exercised during the year ended March 31, 2011.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended March 31, 2011.

Director Compensation

The following table sets forth the compensation for each director who is not a named executive officer for the fiscal year ended March 31, 2011:

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Ahmed A. Magoma	85,135 (1)	Nil	190,000	Nil	Nil	Nil	275,135
Ian A. Shaw(2)	Nil	Nil	76,000	Nil	Nil	Nil	76,000

(1)

Mr. Ahmed Magoma is a director of the Company and its two subsidiaries, Kilimanjaro Mining Company Inc. and Lake Victoria Resources (T) Limited and he is an employee of Lake Victoria Resources (T) Limited. During the fiscal year ended March 31, 2011, he received total director’s fee of $12,000 from the Company. During the fiscal year ended March 31, 2011, Ahmed was paid salary of $73,135 from Lake Victoria Resources (T) Limited; his monthly gross pay was $6,095.

(2)	Mr. Ian A. Shaw was appointed as a director of the Company on April 8, 2010.

We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 13, 2011, there were 97,485,733 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class Directors and Officers:	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class (1),(2)
Common Stock	David Kalenuik Suite 810 – 675 West Hastings Street Vancouver, BC V6B 1N2	19,136,000(3)	19.20%
Common Stock	Heidi Kalenuik Suite 810 – 675 West Hastings Street Vancouver, BC V6B 1N2	19,136,000(4)	19.20%
Common Stock	Ming Zhu Suite 810 – 675 West Hastings Street Vancouver, BC V6B 1N2	790,000(5)	0.81%
Common Stock	Roger Newell Suite 810 – 675 West Hastings Street Vancouver, BC V6B 1N2	2,455,000(6)	2.63%
Common Stock	Ahmed Magoma Suite 810 – 675 West Hastings Street Vancouver, BC V6B 1N2	1,173,750(7)	1.20%
Common Stock	Ian A. Shaw 98 Crimson Millway Toronto, ON M2L 1T6	1,150,000(8)	1.17%
Common Stock	Directors and Officers as a group (6)	24,704,750(9)	24.18%
5% Stockholders
Common Stock	David Kalenuik Suite 810 – 675 West Hastings Street Vancouver, BC V6B 1N2	19,136,000(3)	19.20%
Common Stock	Heidi Kalenuik Suite 810 – 675 West Hastings Street Vancouver, BC V6B 1N2	19,136,000(4)	19.20%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	The percentage of class is based on 97,485,733 shares of common stock issued and outstanding and as of July 13, 2011.

(3)

Includes 720,000 shares of the Company held directly, 16,186,000 shares held by Heidi Kalenuik, the spouse of David Kalenuik and 15,000 shares held by their children. Also includes 1,000,000 shares of the Company acquirable on exercise of options held directly, 840,000 shares of the Company acquirable on exercise of options held indirectly by Heidi Kalenuik and 375,000 shares of the Company acquirable on exercise of warrants held indirectly by Heidi Kalenuik within 60 days of the date hereof.

(4)

Includes 16,186,000 shares of the Company held directly, 720,000 shares held by David Kalenuik, the spouse of Heidi Kalenuik and 15,000 shares held by their children. Also includes 840,000 shares of the Company acquirable on exercise of options held directly, 1,000,000 shares of the Company acquirable on exercise of options held indirectly by David Kalenuik and 375,000 shares of the Company acquirable on exercise of warrants held directly within 60 days of the date hereof.

(5)	Includes 200,000 shares of the Company acquirable on exercise of options and 250,000 shares of the Company acquirable on exercise of warrants within 60 days of the date hereof.

(6)	Includes 840,000 shares of the Company acquirable on exercise of options and 570,000 shares of the Company acquirable on exercise of warrants within 60 days of the date hereof.

(7)	Includes 500,000 shares of the Company acquirable on exercise of options within 60 days of the date hereof.

(8)	Includes 200,000 shares of the Company acquirable on exercise of options and 550,000 shares of the Company acquirable on exercise of warrants within 60 days of the date hereof.

(9)	Includes 3,580,000 shares of the Company acquirable on exercise of options and 1,745,000 shares of the Company acquirable on exercise of warrants within 60 days of the date hereof.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as noted below, none of the following parties has, since commencement of our fiscal year ended March 31, 2010, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last two completed financial years:

(i)	Any of our directors or officers;

(ii)	Any person proposed as a nominee for election as a director;

(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iv)	Any of our promoters; and

(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

Related Party Transactions and Balances:

a)

Prior to incorporation of the Company’s wholly-owned subsidiary in Tanzania, the Company contracted with Geo Can Resources Company Ltd (Geo Can), a related company with Ahmed Magoma, a shared common director, to perform exploration services on all of the properties. As of March 31, 2011, the Company owed $620,523 (2010 - $700,523) to Geo Can for exploration services provided. The amounts are non-interest bearing, unsecured and due on demand. The Company, through its subsidiary Kilimanjaro Mining Company, advanced funds to Geo Can Resources Company to find mineral property interests in Tanzania. As of March 31, 2011 and 2010, the Company had advanced $499,043 to Geo Can. The advances bear no interest, are unsecured and are due on demand. The unencumbered funds advanced to Geo Can would be refundable to the Company. The advances have not been offset against payables nor had any encumbrances been reported to the Company.

b)

At March 31, 2011, the Company owed $750 (2010 - $nil) of consulting fees to the President of the Company. During the twelve months ended March 31, 2011, the Company incurred $54,000 (2010 - $46,084) of consulting fees to the President of the Company.

c)

At March 31, 2011, the Company owed $3,500 (2010 - $nil) of management fees to Heidi Kalenuik, a director of the Company. During the twelve months ended March 31, 2011, the Company incurred $102,000 (2010 - $155,750) of management fees to the director.

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. David Kaleniuk is our president and chief executive officer, Heidi Kalenuik is our secretary and treasurer and Ahmed Magoma is an employee of subsidiary of the Company and therefore are not considered independent. Messrs. Newell and Shaw are considered to be independent as they are not officers or employees of our company.

Audit Committee and Charter

Our audit committee consists of our entire board of directors. One of our directors, Ian Shaw is independent and is the designated Chair of the Committee when it is constituted. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter was filed with the Securities and Exchange Commission on June 26, 2008 with our Form 10-K.

Audit Committee Financial Expert

The Board has determined that the Chairman of the Audit Committee, Ian A. Shaw, qualifies as “audit committee financial expert” as defined by the SEC and also meets the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(l) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter was filed with the Securities and Exchange Commission on June 26, 2008 our Form 10-K.

National Instrument 58-101

We are a reporting issuer in the Province of British Columbia. National Instrument 58-101 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning corporate governance disclosure.

Board of Directors

Our board of directors currently consists of Roger A Newell, David Kalenuik, Heidi Kalenuik, Ian A. Shaw and Ahmed A. Magoma. We have determined that Mr. Kalenuik, Mrs. Kalenuik and Mr. Magoma are not independent as that term is defined in National Instrument 52-110 due to the fact that they are directors, officers and employees of our company. Messrs. Newell and Shaw are independent.

Our board of directors facilitates its exercise of independent supervision over management by endorsing the guidelines for responsibilities of the board as set out by regulatory authorities on corporate governance in Canada and the United States. Our board’s primary responsibilities are to supervise the management of our company, to establish an appropriate corporate governance system, and to set a tone of high professional and ethical standards. The board is also responsible for:

  selecting and assessing members of the board;

  choosing, assessing and compensating the chief executive officer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;

  reviewing and approving our company’s strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;

  adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;

  ensuring the integrity of our company’s internal control and management information systems;

  approving any major changes to our company’s capital structure, including significant investments or financing arrangements; and

  reviewing and approving any other issues which, in the view of the board or management, may require board scrutiny.

Directorships

The following directors are also directors of other reporting issuers (or the equivalent in a foreign jurisdiction), as identified next to their name:

Director	Reporting Issuers or Equivalent in a Foreign Jurisdiction
David Kalenuik	N/A
Heidi Kalenuik	N/A
Roger Newell	Midway Gold, Corp
Ian A. Shaw	Pelangio Exploration Inc.
Ahmed A. Magoma	N/A
Ming Zhu	N/A

Orientation and Continuing Education

We have an informal process to orient and educate new members to the board regarding their role on the board, our committees and our directors, as well as the nature and operations of our business. This process provides for an orientation with key members of the management staff, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a board member. This information includes the most recent board approved budget, the most recent annual report, the audited financial statements and copies of the interim quarterly financial statements.

The board does not provide continuing education for its directors. Each director is responsible to maintain the skills and knowledge necessary to meet his or her obligations as directors.

Nomination of Directors

The board is responsible for identifying new director nominees. In identifying candidates for membership on the board, the board takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity and the extent to which the candidate would fill a present need on the board. As part of the process, the board, together with management, is responsible for conducting background searches, and is empowered to retain search firms to assist in the nominations process. Once candidates have gone through a screening process and met with a number of the existing directors, they are formally put forward as nominees for approval by the board.

Assessments

The board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our company’s major needs. However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the completed fiscal years ended March 31, 2011 and 2010 for professional services rendered by Manning Elliott LLP for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2011	Year Ended March 31, 2010
Audit Fees and Audit Related Fees	$12,783	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$12,783	$Nil

The aggregate fees billed for the completed fiscal years ended March 31, 2011 and 2010 for professional services rendered by BehlerMick PS for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2011	Year Ended March 31, 2010
Audit Fees and Audit Related Fees	$166,991	$79,186
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$166,991	$79,186

In the above tables, “audit fees” are fees billed by our company’s external auditors for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditors for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditors for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditors for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Manning Elliott LLP and BehlerMick PS and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV. OTHER INFORMATION

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on June 6, 2007)
3.2	Certificate of Amendment dated December 7, 2010 (incorporated by reference from our Current Report on Form 8-K dated December 10, 2010)
3.3	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K filed on June 7, 2011)
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2 filed on June 6, 2007)
4.2	Form of Warrant Certificate for Offering Completed September 7, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.1	License (incorporated by reference from our Registration Statement on Form SB-2, filed on June 6, 2007)
10.2	Amendment to License Agreement, dated June 3, 2008 (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
10.3	Option Agreement with Geo Can Resources Company Limited (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2009)
10.4	Binding Letter Agreement with Kilimanjaro Mining Company Inc. (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2009)
10.5	Consulting Services Agreement with Stocks That Move (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2009)
10.6	Consulting Agreement with Robert Lupo (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 22, 2010)
10.7	Addendum to the Consulting Agreement with Robert Lupo (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 22, 2010)
10.8	Finder’s Fee Agreement with Robert A. Young and the RAYA Group (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2019)
10.9	Termination of the Consulting Agreement with Robert Lupo (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2010)
10.10	Consulting Agreement with Clive Howard Matthew King (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2010)
10.11	Consulting Agreement dated October 7, 2010 between the Company and Misac Noubar Nabighian (incorporated by reference from our Current Report on Form 8-K filed on October 13, 2010)
10.12	2010 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K filed on October 13, 2010)
10.13	Stock Exchange Agreement with Kilimanjaro Mining Company, Inc. and their selling shareholders (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2009)
10.14	Form of Subscription Agreement for Offering Completed September 7, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
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

Exhibit
Number	Description
	No	Owners Name
	S01	Pius Joackim Game in Parenership with Mustafa Kaombwe and Msua Mkumbo
	S03	Mohamed Suleimani and Partners Plus Chombo, Alfred Joakim and Heri S. Mhula
	S04	Maswi Marwa In Partnership with Robert Malando, Andrew Julius Marando and Mathew Melania
	S05	John Bina Wambura in Partnership with Fabiano Lango
	S06	Elizabeth Shango
	S07	Athuman Chiboni in Partnership with Maswi Marwa and Robert Malando
	S08	Malando Maywili in Partnership with Charles Mchembe
	S09	Robert Malando
	S10	Raymond Athumani Munyawi
	S11	Jeremia K. Lulu in Partnership with Agnes Musa, Juma Shashu, Neema Safari, Neema Tungaraza, Safari Neema Tungaraza, Safari Meema and Simon Gidazada
	S12	Heri S. Mhula and partners Samweli Sumbuka, Plus Gam and Shambulingole
	S13	Limbu Magambo Nyoda and Partners Saba Joseph, Bakari Kahinda
	S14	Shambuli Sumbuka in Partnership with Limbu Gambo
	S15	Salama Mselemu
	S16	John Bina Wambura in Partnership with Bosco Sevelin Chaila; Plus Game; Saimon Jonga
	S17	John Bina Wambura in Partnership with Jumanne Mtemi; Anton Gidion; Bosco Sevelin Chaila; Plus Game; Saimon Jonga
	S18	Limbu Magambo in Partnership with Pous GamI and Shambuli Sumbuka
	S19	Lukas Mmary in Partnership with Henry Pajero, John Bina, Massanja Game, Mwajuma Joseph, Mwita Magita and Plus Game
	S20	Maswi Marwa In Partnership with Shagida malando; Marwa Marwa; Benidict Mitti and Fred Mgongo
	S21	Mustafa IDD Kaombwe
	S22	Mustafa IDD Kaombwe in Partnership with Mahega Malugoyi; Julias Kamana; Ramadhani Lyanga and Abas Mustafa
	S23	Ramadhani Mohamed Lyanga In partnership With Mustafa Kaombwe and Bethod Njega
	S24	Ales David Kajoro in partnership with Henry Ignas; Daud Peter and Julias Charles Rugiga
	S25	Joel Mazemle in Partnership with Christina Mazemle, Plus Chombo and Limbu Magambo Nyoda
	S26	Idd Ismail in Partnership with Bakari Abdi, Elizabeth U. Yohana, Emanuel Marco, Hamisi Ramadhan, Husein Hasan, Mnaya Hosea, and Sanane Msigalali
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

10.22	Amendment to Mineral Financing Agreement between the Company and Ahmed Magoma dated October 27, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.23	Declaration of Trust of Geo Can Resources Company Limited dated July 23, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.24	Form of Subscription Agreement for non US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)
10.25	Form of Subscription Agreement for US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)

Exhibit
Number	Description
10.26	Consulting Agreement dated April 26, 2011 between David Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.27	Consulting Agreement dated April 26, 2011 between Roger Newell and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.28	Employment Agreement dated April 26, 2011 between Heidi Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.29	Employment Agreement dated April 26, 2011 between Ming Zhu and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.30	Geita Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.31	Kalemela Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.32	North Mara Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.33	Singida Option Agreement dated May 6, 2011 among Otterburn Ventures Inc., the Company and Ahmed Abubakar Magoma (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
16.1	Letter dated October 8, 2010 from BehelerMick PS (incorporated by reference from our Current Report on Form 8-K filed on October 8, 2010)
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.2	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
99.3	Disclosure Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE VICTORIA MINING COMPANY, INC.

BY:	/s/ David Kalenuik
David Kalenuik
President and Chief Executive Officer
(Principal Executive Office)

Date:	July 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ David Kalenuik
David Kalenuik
President, Chief Executive Officer
and Director
(Principal Executive Officer)
Date: July 14, 2011

By	/s/ Ming Zhu
Ming Zhu
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)
Date: July 14, 2011

By	/s/ Heidi Kalenuik
Heidi Kalenuik
Director
July 14, 2011

By	/s/ Roger A. Newell
Roger A. Newell
Director
July 14, 2011

By	/s/ Ahmed A. Magoma
Ahmed A. Magoma
Director
July 14, 2011

By	/s/ Ian A. Shaw
Ian A. Shaw
Director
July 14, 2011