Form 10-Q
period 2011-06-30
Lake Victoria Mining Company, Inc.
filed 2011-08-12
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File No. 000-53291

LAKE VICTORIA MINING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 810 – 675 West Hastings Street, Vancouver, British Columbia, Canada V6B 1N2
(Address of principal executive offices) (zip code)

604.681.9635
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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of August 15, 2011, there were 97,458,733 shares of common stock, par value $0.00001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)

June 30, 2011

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30,	March 31,
	2011	2011
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	1,560,654	2,282,902
Advances and deposits (Note 3(e))	41,738	32,684
Amounts receivable (Note 7(e))	616,246	256,968
Advances to related party (Note 3)	–	499,043
Total Current Assets	2,218,638	3,071,597
Short-term Investments (Note 4 and 11(d))	880,000	–
Property and Equipment (Note 5)	112,170	103,302
Mineral Properties (Note 7)	464,000	–
Total Assets	3,674,808	3,174,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	200,713	212,721
Accounts payable to related party (Note 3)	–	624,773
Accrued expenses	–	119,540
Other payables (Note 6)	15,810	4,386
Total Liabilities	216,523	961,420

Commitments (Note 10)
Subsequent Events (Note 11)
Stockholders’ Equity
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; No shares issued and outstanding (Note 8)	–	–
Common Stock, 250,000,000 shares authorized, $0.00001 par value; 97,485,733 shares issued and outstanding (March 31, 2011 - 96,346,900) (Note 8)	975	964
Additional Paid-in Capital	15,928,464	15,620,475
Common Stock and Warrants Issuable (Notes 8(c))	–	35,000
Accumulated other comprehensive loss	(110,000)	–
Deficit Accumulated During the Exploration Stage	(12,361,154)	(13,442,960)
Total Stockholders’ Equity	3,458,285	2,213,479
Total Liabilities and Stockholders’ Equity	3,674,808	3,174,899

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

			Accumulated From
			December 11, 2006
	Three Months Ended		(Date of Inception) to
	June 30,		June 30,
	2011	2010	2011
	$	$	$

Revenue	–	–	–

Expenses
Amortization and depreciation	7,125	5,775	45,227
Exploration costs (Note 7)	53,056	104,453	3,065,966
General and administrative	68,825	30,441	2,026,127
Impairment of mineral property acquisition costs	–	–	11,143,091
Management and director fees	5,000	31,500	529,017
Professional and consulting fees	100,025	312,316	3,395,644
Salaries	144,987	24,783	288,669
Stock-based compensation	–	–	1,593,989
Travel and accommodation	24,638	16,721	357,269

Total Operating Expenses	403,656	525,989	22,444,999

Operating Loss	(403,656)	(525,989)	(22,444,999)

Other Income (Expenses)
Gain on long-term investments	–	–	5,000
Foreign exchange loss	(3,163)	(1,470)	(88,927)
Interest income	1,204	943	9,791
Interest expense	–	(106)	(1,045)
Loss on debt settlement	–	–	(63,752)
Other income	–	–	15,900
Income from options granted on mineral properties (Note 7)	1,487,423	–	1,487,423
Total Other Income (Expenses)	1,485,464	(633)	1,364,390

Net Income (Loss)	1,081,808	(526,622)	(21,080,609)
Net loss attributable to non-controlling interest	–	–	8,719,455
Net Income (Loss) Attributable to the Company	1,081,808	(526,622)	(12,361,154)

Other Comprehensive Income (Loss)
Unrealized holding loss on other investment (Note 4)	(110,000)	–	(110,000)

Net Comprehensive Income (Loss)	971,808	(526,622)	(12,471,154)

Net Earnings (Loss) Per Share – Basic and Diluted	0.01	(0.01)

Weighted Average Shares Outstanding	96,472,046	69,020,764

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010
	$	$
Operating Activities
Net Income (Loss)	1,081,808	(526,622)
Adjustments to reconcile net loss to cash used in operating activities
Amortization and depreciation	7,125	5,775
Share payment for consulting services	48,900	77,200
Share payments received for options granted on mineral properties	(990,000)	–
Changes in operating assets and liabilities:
Increase in advances and deposits	(30,904)	(26,484)
Increase in amounts receivable	(337,429)	–
Decrease in amounts due to related parties	(125,730)	–
Increase in notes payable	–	11,522
Decrease in accounts payable	(12,008)	(31,036)
Decrease in accrued expenses	(119,539)	–
Increase (Decrease) in other payables	11,423	(10,209)
Net Cash Used In Operating Activities	(466,354)	(499,854)

Investing Activities
Acquisition of property and equipment	(15,994)	(1,143)
Cash payment for acquisition of mineral properties	(239,900)	–
Net Cash Used In Investing Activities	(255,894)	(1,143)

Financing Activities
Proceeds from issuance of stock, net	–	625,870
Net Cash Provided By Financing Activities	–	625,870
Net (Decrease) Increase In Cash	(722,248)	124,873
Cash at Beginning of Period	2,282,902	955,401
Cash at End of Period	1,560,654	1,080,274

Non-cash Investing and Financing Activities
Stock issued for services	48,900	–
Stock issued for subscription receivable	–	20,000
Stock issued to settle debt	230,227	–
Stock issued for mineral interest acquisition costs	224,100	–
Share payments received for options granted on mineral properties	990,000	–

Supplemental Disclosures
Interest paid	–	106
Income taxes paid	–	–

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
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

As of June 30, 2011, none of the Company’s mineral property interests had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As shown in the accompanying financial statements, the Company has an accumulated deficit of $12,361,154 incurred through June 30, 2011. The Company has no revenues. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to continue the exploration for gold and uranium. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern. The Company expects to be able to meet its necessary cash outflows for the next twelve months from working capital.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation and Interim Financial Statements

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Kilimanjaro Mining Company, Inc. (“Kilimanjaro”), Lake Victoria Resources Company, (T) Ltd., Jin 179 Company Tanzania Ltd. and Chrysons 197 Company Tanzania Ltd. Significant intercompany accounts and transactions have been eliminated. The Company’s fiscal year-end is March 31.

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended March 31, 2011, included in the Company’s Annual Report on Form 10- K filed July 14, 2011 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2011, and the results of its operations and cash flows for the three-month periods ended June 30, 2011 and 2010. The results of operations for the period ended June 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
June 30, 2011
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Business Combinations

The Company follows the guidance in ASC 805, Business Combinations, and ASC 810, Consolidation. The net loss attributable to non-controlling interest recognized from inception to quarter ended June 30, 2011 was previously the minority interest held by certain passive shareholders at the consolidated financial statement level of Kilimanjaro, and whose interests were eliminated for accounting purposes by the August 7, 2009 share exchange agreement. The Company, after August 7, 2009, had no further non-controlling interests.

As of June 30, 2011, a cumulative loss of $8,719,455 had been attributed to the non-controlling interest of the Company’s controlled subsidiary.

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of June 30, 2011, the Company had 45,604,901 dilutive securities outstanding.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

As of June 30, 2011, the Company has approximately $691,000 deposited at FDIC insured banks in the United States. FDIC deposit insurance covers the balance of each depositor’s account up to $250,000 per insured bank. As of June 30, 2011, the Company has approximately $624,000 deposited in Canada. As of June 30, 2011, the Company has 32,902,000 Tanzania Shillings (approximately $20,000) and $225,700 deposited in Tanzania. The Deposit Insurance Board in Tanzania insures up to 1,500,000 Tanzanian Shillings (approximately $915 as of June 30, 2011) per customer per bank. Any amount beyond the basic insurance amount may expose the Company to loss.

	f)	Property and Equipment

Property and equipment consists of mining tools and equipment, motor vehicle, furniture and equipment and computers and software which are depreciated on a straight line basis over their expected lives of five years.

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

When the Company has capitalized mineral property costs, these properties will be periodically assessed for impairment of value. Once a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method. During the three months ended June 30, 2011, the Company records its interests in mining properties and areas of geological interest at cost. The Company has capitalized mineral properties costs of $464,000 and $Nil for the three months ended at June 30, 2011 and 2010, respectively.

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	h)	Long-Lived Assets (continued)

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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of June 30, 2011.

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

The Company’s financial instruments consist principally of cash, advances and deposits, amounts receivable, short-term investments, accounts payable, and other payables.

Pursuant to ASC 825, the fair values of cash and short-term investments are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of advances and deposits, amounts receivable, accounts payable, and other payables approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of June 30, 2011 as follows:

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued) j) Financial Instruments (continued)

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2011
	$	$	$	$
Assets:
Cash	1,560,654	–	–	1,560,654
Short- term Investments	880,000	–	–	880,000
	2,440,654	–	–	2,440,654

k)	Foreign Currency Translation

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

At June 30, 2011, $91,000 of property and equipment and $464,000 of mineral properties are located in Tanzania. Although Tanzania is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

m)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of other comprehensive loss and its components in the consolidated financial statements. As at June 30, 2011 and 2010, the Company had unrealized loss on short-term investments of $110,000 and $nil, respectively, that represent other comprehensive loss.

n)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized .

o)	Stock-Based Compensation

The Company records stock -based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505, Equity Based Payments to Non -Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	o)	Stock-Based Compensation (continued)

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

	p)	Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and determined that they would not have a material impact on the Company’s financial statements or disclosures.

	q)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Related Party Transactions and Balances

a)

Prior to incorporation of the Company’s wholly-owned subsidiary in Tanzania, the Company contracted with Geo Can Resources Company Ltd (Geo Can), a related company with a shared common director, to perform exploration services on all of the properties. On June 1, 2011, the Company paid Geo Can $121,480 which was the difference between amounts owing for exploration services totalling $620,523 and advances of $499,043 made to Geo Can through Company’s subsidiary, Kilimanjaro Mining Company.

As of June 30, 2011, the Company owed $Nil (March 31, 2011 - $121,480) to Geo Can for exploration services provided.

	b)	During the three months ended June 30, 2011, the Company incurred $5,000 (2010 - $6,000) of directors fees to a Director of the Company.

	c)	During the three months ended June 30, 2011, the Company incurred $1,050 (2010 - $nil) of accounting fees to an Officer of the Company.

	d)	During the three months ended June 30, 2011, the Company incurred $10,500 (2010 - $30,000) of geologist consulting fees to a Director of the Company.

	e)	As at June 30, 2011, the Company held $9,710 in trust with a company sharing a common director, which has been included in advances and deposits.

4.	Short-term Investments

	June 30, 2011		March 31, 2011
		Carrying		Carrying
	Cost	Value	Cost	Value
	$	$	$	$
Otterburn Ventures Inc.
2,200,000 common shares	990,000	880,000	–	–
	990,000	880,000	–	–

The Company classifies its short-term investments as available-for-sale securities and carries them at fair value. The Company determines fair values for investments in public companies using quoted market prices with unrealized gains and losses included in accumulated other comprehensive income or loss. Realized gains and losses and unrealized losses that are other than temporary are recognized in earnings.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(Expressed in US dollars)
(Unaudited)

5.	Property and Equipment

At June 30, 2011 and March 31, 2011, property and equipment consisted of the following:

	As at June 30, 2011			As at March 31, 2011
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
	$	$	$	$	$	$
Mining tools and equipment	101,885	30,362	71,523	101,495	25,278	76,217
Vehicle	12,800	213	12,587	–	–	–
Furniture and equipment	10,101	2,150	7,951	10,101	1,794	8,307
Computer and software	32,611	12,502	20,109	29,808	11,030	18,778
	157,397	45,227	112,170	141,404	38,102	103,302

6.	Other Payables

As of June 30, 2011 and March 31, 2011, the Company withheld payroll deductions of $15,810 and $4,386, respectively, to conform to local tax law.

7.	Mineral Property Acquisition and Exploration Costs

On May 4, 2009, Kilimanjaro completed a Property Acquisition Agreement (the “Geo Can Agreement”) with Geo Can (a related party, see Note 3) . Under the terms of the agreement Kilimanjaro acquired a 100% interest in the mineral property assets, which included 33 gold prospecting licenses and 13 uranium licenses. Included in this agreement were the Kalemela project’s licenses, Geita project’s license, Uyowa Project’s licenses, Kinyambwiga project’s license and other projects’ licences. Geo Can had entered into property option agreements, regarding some of these resource properties, with Lake Victoria before the share exchange agreement between Lake Victoria and Kilimanjaro on August 7, 2009, and as a consequence Geo Can no longer has any interest in those prior property agreements.

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

The following is a continuity of mineral property acquisition costs (recoveries) accumulated from inception:

	Kalemela Gold Project	Geita Project	Kinyambwiga Project	Singida Project	North Mara	Handeni Project	Buhemba Project	Other Projects	Total
	$	$	$	$	$	$	$	$	$
	(a)	(b)	(c)	(e)	(g)	(h)	(i)
March 31, 2011	3,643,125	2,752,608	1,922,608	1,707,8 10	135,648	-	-	981,292	11,143,091
Related payments:
Cash Consideration	-	-	-	-	-	120,250	119,650	-	239,900
Share issued	-	-	-	-	-	116,100	108,000	-	224,100
Recovery from option payment-cash	(61,898)	(42,740)	-	(300,770)	(92,015)	-	-	-	(497,423)
Recovery from option payment-shares	(135,000)	(135,000)	-	(495,000)	(225,000)	-	-	-	(990,000)
	(196,898)	(177,740)	-	(795,770)	(317,015)	236,350	227,650	-	(1,023,423)
June 30, 2011	3,446,227	2,574,868	1,922,608	912,040	(181,367)	236,350	227,650	981,292	10,119,668

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(Expressed in US dollars)
(Unaudited)

7.	Mineral Property Acquisition and Exploration Costs (continued)

The following is a continuity of mineral property exploration costs accumulated from inception:

	Kalemela $ (a)	Geita $ (b)	Kinyamb wiga $ (c)	Suguti $ (d)	Singida $ (e)	Uyowa $ (f)	North Mara $ (g)	Handeni $ (h)	Behem ba $ (i)	Other Project $	Total $
Balance, March 31, 2011	640,404	415,789	494,861	51,640	1,319,8 84	36,287	31,744	-	-	22,303	3,012,912

Exploration expenditures:
Camp, Field Supplies and Travel	-	-	6,224	5,073	17,783	1,278	1,488	3,904	-	5	35,755
Drilling Cost	-	-	-	-	364,159	-	-	-	-	-	364,159
Geological consulting and Wages	138	1,842	21,797	11,600	75,161	7,706	7,351	6,367	733	1,022	133,717
Geophysical and Geochemical	-	-	740	4,477	41,871	15,544	-	-	-	(246)	62,386
Parts and equipment	-	-	5,804	637	642	32	39	188	-	-	7,342
Vehicle and Fuel expenses	-	-	6,071	7,622	8,729	2,755	3,119	1,494	-	-	29,790
Expense reimbursements	-	-	-	-	(580,095)	-	-		-	-	(580,097)
	138	1,842	40,636	29,409	(71,750)	27,315	11,997	11,953	733	781	53,054

Balance, June 30, 2011	640,542	417,631	535,497	81,049	1,248,1 34	63,602	43,741	11,953	733	23,084	3,065,966

a)	Kalemela Gold Project

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

On May 6, 2011, the Company entered into an option and joint venture agreement with Otterburn. On May 20, 2011, the Company received option payment of $61,898 in cash and 300,000 common shares of Otterburn with a fair value of $135,000. On July 8, 2011, Otterburn terminated the option and joint venture agreement. Refer to Note 11(b) .

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

On May 6, 2011, the Company entered into an option and joint venture agreement with Otterburn. On May 20, 2011, the Company received option payment of $42,740 in cash and 300,000 common shares of Otterburn with a fair value of $135,000. On July 8, 2011, Otterburn terminated the option and joint venture agreement. Refer to Note 11(b) .

c)	Musoma Bunda - Kinyambwiga Project

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
June 30, 2011
(Expressed in US dollars)
(Unaudited)

7.	Mineral Property Acquisition and Exploration Costs (continued)

	e)	Singida Project

On May 15, 2009, the Company signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of December 31, 2010, this director has entered into Mineral Properties Sales and Purchase agreements with various PML owners. The Company has 100% acquired 23 PML agreements. The Company has the option to acquire 37 additional and different PMLs in the Singida area. Under the terms of these agreements, if the option to purchase is completed on all these PMLs, then the total purchase consideration would be approximately $6,037,058 (TZS9,896,816,657,outstanding option payments in US Dollar amount is estimated with an exchange rate of 0.00061 as at June 30, 2011), payable by February 24, 2013.

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

As of June 30, 2011, under the terms of the mineral properties sales and purchase agreements the Company has completed initial option payments in the amount of $1,707,810. Pursuant to the original agreement and the subsequent addendums, the Company will pay approximately $646,030 on August 9, 2011, approximately $419,100 on January 23, 2013 and $3,828,000 on February 24, 2013.

On May 6, 2011, the Company entered into an option and joint venture agreement with Otterburn. On May 20, 2011, the Company received option payment of $300,770 in cash and 1,100,000 common shares of Otterburn with a fair value of $495,000.

On June 21, 2011, Lake Victoria Resources, a subsidiary of the Company, entered into a service agreement with Otterburn to perform all recommended exploration work on optioned properties. As per the agreement, Otterburn agreed to reimburse exploration costs incurred on Singida project from March 2011 up to the day of termination . As of June 30, 2011, the balance of reimbursement cost from Otterburn was $616,296.

On July 8, 2011, Otterburn terminated the option and joint venture agreement and services agreement. Refer to Note 11(b).

	f)	Uyowa Project

As a part of the Geo Can Agreement the Company owns 100% interest in the Uyowa project’s prospecting licenses. The Uyowa Gold project consists of seven prospecting licenses.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(Expressed in US dollars)
(Unaudited)

7.	Mineral Property Acquisition and Exploration Costs (continued)

	g)	North Mara Project

During the year, there are three prospecting licenses expired. As of March 31, 2011, the North Mara Project comprised of nine prospecting licenses.

On May 6, 2011, the Company entered into an option and joint venture agreement with Otterburn. On May 20, 2011, the Company received option payment of $92,015 in cash and 500,000 common stock of Otterburn with a fair value of $225,000.

On July 8, 2011, Otterburn terminated the option and joint venture agreement. Refer to Note 11(b).

	h)	Handeni Project

Currently, Handeni Project Uranium Project is comprised of three prospecting licenses.

On April 20, 2011, the Company signed license purchase agreements to acquire one prospecting license. The total consideration was $113,250, of which $77,250 was paid on April 29, 2011 and $36,000 is due on receipt of license. On June 14 and June 20, 2011 the Company paid a finder’s fee of $30,000 in cash and issued 400,000 common shares with a fair value of $108,000.

On May 30, 2011, the Company signed prospecting licence purchase agreements to acquire one prospecting license. The total consideration includes:

		1)	paying $10,000 within 5 days after execution date. The payment was made on June 16, 2011;

		2)	paying a total amount of $450,000 to the owner of the license, of which $70,000 due in 2011, $170,000 due in 2012 and $200,000 due in 2013

		3)	paying a finder’s fee of $30,000 and 300,000 common shares. On June 14 and 20, 2011, the Company paid $3,000 in cash and issued 30,000 common shares with a fair value of $8,100.

On July 1, 2011, the Company entered into a prospecting license purchase agreement to acquire one prospecting license. Refer to Note 11(b).

	i)	Buhemba Project

Buhemba Project consists of two prospecting licenses. One prospecting license is a part of the Geo Can Agreement the Company owns 100% interest.

On April 20, 2011, the Company signed license purchase agreements to acquire one prospecting license. The total consideration was $112,150, of which $89,650 was paid on April 29, 2011 and $22,500 is due on receipt of license. On June 14 and June 20, 2011 the Company paid a finder’s fee of $30,000 in cash and issued 400,000 common shares with a fair value of $108,000.

	j)	Mbinga Project

The Mbinga Uranium Project is comprised of three prospecting licenses and two Reconnaissance Licenses. The Reconnaissance Licenses, located along the eastern shoreline of Lake Nyasa are currently under application.

As of June 30, 2011, the Company owns 100% interest of Mbinga project’s prospecting licenses.

8.	Capital Stock

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of June 30, 2011, the Company has not issued any preferred stock.

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(Expressed in US dollars)
(Unaudited)

8.	Capital Stock (continued)

Common Stock (continued)

a)

On April 20 and May 30, 2011, the Company entered into three prospecting licences purchase agreements to acquire three prospecting licenses. As per the agreements, the Company agreed to pay a finder’s fee of 830,000 common shares. On June 20, 2011, the Company issued 830,000 common shares with a fair value of $224,100 as finders’ fee to a company.

b)

On April 8, 2011, the Company signed a debt settlement agreement with a consultant to settle a consulting fee of $80,614 for geological and business development services provided. The Company agreed to pay $31,714 cash and issue 163,000 shares with a market value of $48,900 to settle the outstanding balance. On June 20, 2011, the Company issued the shares to the consultant.

c)

On February 24, 2011, the Company signed debt settlement and subscription agreement with a director to settle a consulting fee of $35,000 in exchange for 145,833 shares of common stock at $0.24 per share. On June 20, 2011, the Company issued the shares to the director.

9.	Stock Options and Warrants

On October 7, 2010, the Company adopted the 2010 Stock Option Plan under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock.

The following table summarizes the continuity of the Company’s stock options:

Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
		$		$

Outstanding, March 31, 2011	4,200,000	0.45
Granted	–	–
Exercised	–	–
Expired	–	–

Outstanding, June 30, 2011	4,200,000	0.45	2.31	2,400

Exercisable, June 30, 2011	4,200,000	0.45	2.31	2,400

At June 30 and March 31, 2011, the Company did not have any unvested options.

The Company had the following warrants outstanding as of June 30, 2011:

	Exercise Price per
	Share	Shares Issuable
Expiration Date	$	Upon Exercise

September 7, 2011	0.30	20,000,000
September 9, 2012	1.25	1,350,501
January 28, 2013 (1)	1.25	10,473,000
August 13, 2013 (2)	0.40	4,790,700
August 13, 2013 (2)	0.60	4,790,700
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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(Expressed in US dollars)
(Unaudited)

10.	Commitments

a)

On May 15, 2009, Kilimanjaro signed a Mineral Financing Agreement with a director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (PMLs) in the Singida area of Tanzania. As of June 30, 2011, this director has entered into Mineral Properties Sales and Purchase agreements with various PML owners of which 23 PML Option to Purchase agreements have been completed. These PMLs have been 100% acquired and the Company has the option to acquire 37 additional and different PMLs in the Singida area. Under the terms of these agreements, if the option to purchase is completed on all these PMLs, then the total purchase consideration will be approximately $6,432,930 (see Note 7(e)).

b)

The same director of the Company entered into Mineral Purchase agreements with 24 PML’s which are part of the Kinyambwiga Project and which are recorded in his name and are to be transferred over to the Company at a future date (see Note 7(c)).

c)

On December 31, 2009, the Company entered into a Geological and Business Development Consulting Services Agreement with Jack V. Everett (“Everett”) under which Everett will provide public relations, geological, and consulting services to us and the Company agrees to compensate Everett on a quarterly basis in two methods: (a) cash and (b) restricted common shares of the Company. The quarterly compensation will be agreed upon, in advance of each quarter, by the Company and Everett . Accordingly, upon execution of the agreement the Company paid Everett a cash payment of $20,000 and issued him 68,775 restricted common shares valued at $42,641. On May 10, 2010, the Company paid Everett a cash payment of $21,265 and on April 7, 2010 issued him 153,525 restricted common shares valued at $50,000. On November 9, 2010, the Company issued him 217,100 restricted common shares for services provided valued at $54,275 . The term of the consulting agreement is twelve months. As of June 30, 2011, the Company paid Everett a cash payment of $31,714 and issued him 163,000 restricted common shares valued at $48,900 for services rendered for the period from October 2010 to March 31, 2011.

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

iii.

granting the Consultant a royalty on producing properties as follows: (a) $ 1.00 per ounce of gold produced or 0.25% of net smelter returns (as such term is defined in the Agreement), whichever is greater, and (b) 0.25% of net smelter returns for all other commercial production.

The agreement is for a term of 36 months and may be renewed at the option of the Company upon 30 days written notice.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(Expressed in US dollars)
(Unaudited)

10.	Commitments (continued)

g)

On April 26, 2011, the Company entered into two consulting agreements to provide consulting services commencing April 1, 2011 for a period of two years. The Company will pay one consultant Cdn$10,000 per month, and will grant 500,000 stock options annually at each anniversary of the agreement. The Company will pay the second consultant $3,500 per month, and will grant 250,000 stock options annually at each anniversary of the agreement.

h)

On April 26, 2011, the Company entered into two employment agreements for the positions of Corporate Secretary and Chief Financial Officer. The Company will pay aggregate annual salaries of Cdn$192,000 and paid each employee a one-time bonus of Cdn$1,000.

11.	Subsequent Events

	a)	On July 1, 2011, the Company signed prospecting licence purchase agreements to acquire one prospecting license. The total consideration includes:

		i.	paying $20,000 within 5 days after execution date. The payment was made on July 6, 2011;

		ii.	paying a total amount of $470,000 to earn up to 90% of interest, of which $70,000 due in 2011, $150,000 due in 2012, $125,000 and $125,000 due in 2013

		iii.	paying $1,500,000 on or before September 21, 2015 to earn final 10% interest.

	b)	On July 8, 2011, Otterburn Venture Inc. terminated all option and Joint Ventures agreements signed on May 20, 2011 (see Note 7).

	c)	On July 19, 2011, Guardian Investment Ltd, a related party, on behalf of the Company, entered into a mineral properties option agreement to acquire four primary mining licenses. Total consideration includes:

		iv.	paying $20,000 within 7 days after execution date. The payment was made on July 21, 2011;

		v.	paying a total amount of $470,000, of which $70,000 due in 2012, $360,000 due in 2013 and $40,000 due in 2014.

		vi.	Royalty may be purchased at any time by paying $250,000 per PML

d)

Pursuant to agreements dated July 22, 2011, the Company has agreed to sell an aggregate of 2,200,000 of common shares of Otterburn to private purchasers unrelated to the Company at a price of $0.10 per share for total proceeds of $220,000. These shares will be held in escrow and released on September 22, 2011. The Company received these shares from Otterburn pursuant to four option and joint venture agreements dated May 6, 2011 between Otterburn and the Company regarding four Tanzanian properties, all of which were terminated on July 8, 2011.

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

As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Lake Victoria” mean Lake Victoria Mining Company, Inc., and our wholly owned subsidiaries Kilimanjaro Mining Company, Inc. and Lake Victoria Resources (T) Limited, Chrysos 197 Company Tanzania Ltd. and Jin 179 Company Tanzania Ltd., unless otherwise indicated.

Recent Corporate Developments

Since the commencement of our first quarter ended June 30, 3011, we experienced the following significant corporate developments:

1.	Effective April 1, 2011, the Company changed its head office address from 1781 Larkspur Drive, Golden, Colorado 80401 to Suite 810 – 675 West Hastings Street, Vancouver, British Columbia V6B 1N2.

2.

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

3.

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

4.

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

5.

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

6.

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

7.

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

8.

On May 30, 2011, the Company entered into a prospecting license purchase agreement with Manga Mining Corp, to acquire a 100% interest of one prospecting license located in the Handeni District of Tanzania.

9.

On June 17, 2011, the Company incorporated two new wholly-owned subsidiaries, Chrysos 197 Company Tanzania Ltd and Jin 179 Company Tanzania Ltd., in Tanzania to facilitate property acquisitions in compliance with The Mining (Mineral Rights) Regulations 2010 of Tanzania.

10.

On July 1, 2011, the Company entered into a prospecting license purchase agreement with I. M. Kwematuku Export Trade Ltd, to acquire up to 100% interest of one prospecting licenses located in the Handeni District of Tanzania.

11.

On May 10, 2011, the Company entered into four joint venture and option agreements (the “Options”) with Otterburn Ventures Inc. (“Otterburn”) pursuant to which Otterburn had the right to acquire up to an undivided 70% interest (the “Options”) in and to certain Primary Mineral Licenses (“PML’s”) and Prospecting Licenses (“PL’s”). On May 20, 2011 Otterburn paid the initial cash payment of US$497,423 and completed the issuance of 2,200,000 common shares to Lake Victoria.

On July 8, 2011, Otterburn Ventures Inc. (“Otterburn”) exercised its rights to terminate four option and joint venture agreements. In connection with the termination of the option agreements: (i) Otterburn agreed to pay such applicable Tanzanian government fees to leave the respective licenses in good standing for a period six months from July 8, 2011; and (ii) Otterburn, Lake Victoria Resources (T) Ltd., our wholly-owned subsidiary, and agreed to pay a reimbursement for the work expenditures incurred by Otterburn during the months of March through the termination date of July 8, 2011 and, if required, certain termination costs, provided such termination costs have been incurred in accordance with the exploration service agreement.

Pursuant to share purchase agreements dated July 22, 2011, the Company agreed to sell an aggregate of 2,200,000 of common shares of Otterburn Ventures Inc. to private purchasers unrelated to the Company at a price of $0.10 per share on September 22, 2011.

12.

On July 19, 2011, Guardian Investment Ltd, a related party, on behalf of the Company, entered into a mineral properties option agreement to acquire four primary mining licenses on Uyowa project. Total consideration includes:

(a)	paying $20,000 within 7 days after execution date. The payment was made on July 21, 2011;

(b)	paying a total amount of $470,000, of which $70,000 due in 2012, $360,000 due in 2013 and $40,000 due in 2014; and

(c)	Royalty may be purchased at any time by paying $250,000 per Primary Mining License.

Our Current Business

We are an exploration stage corporation focused on acquiring, exploring and developing gold deposits in the Lake Victoria Greenstone Belt in Tanzania, East Africa. We hold prospective gold projects, consisting of 34 Prospecting Licenses (PLs) and 88 Primary Mining Licenses (PMLs) and five uranium projects consisting of 9 Prospecting and Reconnaissance Licenses plus two licenses currently under application, within its Tanzania property portfolio, covering approximately 3,243 square kilometers (801,260 acres). We carry out our business by acquiring, exploring and evaluating mineral properties through our ongoing exploration program. Following exploration, we intend to either advance them to a commercially feasible mining stage, enter joint ventures to further develop these properties or dispose of them if the properties do not meet our requirements. Our properties are all early stage exploration properties. Within our mineral exploration land in Tanzania our focus is primarily on gold, although our portfolio also contains uranium prospects.

We have no revenues, we have incurred losses since inception and we have relied upon the sale of our securities to fund operations. To date, we have not discovered a commercially viable ore body, mineral deposit or mineral reserve on any of our properties and we will be unable to do so until further exploration is done and a comprehensive evaluation concludes an economic and legal feasibility study.

Our property portfolio is large, therefore we may interest other companies in our properties to either participate by means of option or joint venture agreements in the exploration of them or to finance and establish production if mineralization is found.

Prospective Gold Projects

The following is a brief overview of our portfolio of prospective mineral properties, the exploration developments on them where applicable and some of the details of the historical option agreements for them. During the three months ended June 30, 2011, our exploration work was primarily concentrated on the Singida, Musoma Bunda Murangi, Uyowa, North Mara and Handeni gold projects.

Musoma Bunda Murangi Gold Project

The Musoma Bunda Murangi Gold Project is comprised of three (3) Prospecting Licenses (PLs) that are located on the eastern side of Lake Victoria. All three licenses lie within the Musoma-Mara Greenstone belt and cover a combined area of 155.74 square kilometers in the northeast of the United Republic of Tanzania, East Africa, close to the southeast shore of Lake Victoria.

Musoma, located 30 kilometers north of the Suguti license, is the main commercial centre of Mara Region. The town of Bunda, located on the main Mwanza - Musoma paved highway, is 18 kilometers to the east of the Kinyambwiga license.

Exploration Strategy

During this reporting period, exploration work has largely been focused on the Kinyambwiga and Suguti licenses.

Kinyambwiga PL4653/2007

Exploration has been focused around Kanunga 1 Prospect. A number of Schlumberger N-S profiles have been undertaken to the east and west of Kanunga 1 in an attempt to trace the strike of the mineralized ENE-WSW quartz vein. Results of the survey have identified at least 2 distinct chargeability anomalies that appear consistent with the strike of the known structure (Map 1). However, subdued to poor resistivity anomalies are noted across each of the profiles.

Table 1: Summary of Schlumberger VES profiles planned across Kanunga 1 Prospect

			From	To
Target	Section	Easting	Northing	Northing	Length
Kanunga East	581940E	582900	9776900	9777200	300
Kanunga East	582100E	582900	9776900	9777300	400
Kanunga East	582420E	582420	9776950	9777350	400
Kanunga East	582900E	582900	9777000	9777400	400
Kanunga East	583220E	583220	9776650	9777050	400
Kanunga East	583400E	583400	9777260	9777660	400
Kanunga West	580660E	580660	9776500	9776900	400
Kanunga West	580500E	580500	9776450	9776850	400
Kanunga West	580340E	580340	9776400	9776800	400
Kanunga West	580180E	580180	9776350	9776750	400
Kanunga West	579540E	579540	9776150	9776550	400
Kanunga West	579220E	579220	9775930	9776330	400
Kanunga West	579220E	579220	9776600	9777000	400
Kanunga West	578900E	578900	9776600	9777000	400

Map 1: Plan showing the location of the Schlumberger IP profiles across the interpolated mineralized structure of Kanunga 1.

Follow-up investigation into a number of soil anomalies ranging from 80 ppb to 1,260 ppb gold that occur in the eastern part of the license, east of Kanunga 1 was undertaken. These anomalies were found to lie within the boundary of Kanunga School. Each of the sample positions was re-sampled to check the authenticity of the results. Additional infill samples on 25 meter centers were collected between the existing sample positions. An infill soil sampling program on a 100 meter x 25 meter grid was completed across the anomaly.

Similarly, follow-up investigations of the soil anomalies to the west of Kanunga 1 were also completed at Target 3. These soil anomalies lie approximately 300 meters east from a circular magnetic structure, interpolated to represent an intrusive body. No outcrop is present but the topography is noted to be slightly raised above the surrounding plains.

A soil sampling program is in progress across the IP anomalies as defined by the Schlumberger VES profiles west of Kanunga 1. All samples are planned to be sieved and submitted to SGS laboratory for gold analysis by Aqua Regia.

Table 2: Trench Results

Trench No	Target	Phase 1		Phase 2	Interval	Sample	Mbuga Depth		Reference	Intersections
KANUNGA 1 EAST			From	To	(m)		Expected	Actual
		Orientation pit		Trench			(m)	(m)
		Easting	Northings	Northings
KNT52	1	581980	9776994	9777000	6	3	5		KNRAB-051	6m@0.36g/t Au
KNT53	1	582047	9776996	9777010	14	7	2		KNRAB-052	1m@1.76g/t Au
					0	0			6m@0.23g/t Au
					0	0			1m@0.45g/t Au
KNT54	1	582094	9776998	9777006	8	4	5	KNRAB-053	3m@1.44g/t Au
KNT55	2	583136	9777036	9777046	10	5	4	KNRAB-067	2m@3.48g/t Au
KNT56	2	583240	9777006	9777014	8	4	4	KNRAB-069	3m@0.64g/t Au
KNT57	2	583344	9776996	9777002	6	3	3	KNRAB-071	6m@0.84g/t Au
KNT58	2	583388	9776994	9777006	12	6	5	KNRAB-072	11m@1.32g/t Au
KNT59	2	583294	9777200	9777210	10	5	3	KNRAB-075	3m@1.80g/t Au
KNT60	2	582546	9776596	9776606	10	5	4	KNRAB-020	2m@0.71g/t Au
KNT61	2	581784	9776594	9776604	10	5	1	KNRAB-005	27m@0.27g/t Au
					94
Total samples (50gm Fire Assay)						47
Infill Soil samples
Kanunga 1 E	1	582050	9777020	9777150	130	14		Soil	10 m spacing
Kanunga 1 E	1	582050	9776936	9776996	60	7		Soil	10 m spacing
Kanunga 1 E	2	582900	9776800	9777000	200	9		Soil	25 m spacing
Kanunga 1 E	2	582800	9776800	9777000	200	9		Soil	25 m spacing
Kanunga 1 E	2	583100	9776875	9777100	225	10		Soil	25 m spacing
Kanunga 1 E	2	583200	9777025	9777175	150	7		Soil	25 m spacing
Kanunga 1 E	2	583300	9776950	9777225	275	12		Soil	25 m spacing
Kanunga 1 E	2	583400	9776975	9777275	300	13		Soil	25 m spacing
Kanunga 1 W	3	579200	9776750	9776975	225	10		Soil	25 m spacing
Kanunga 1 W	3	579100	9776750	9776975	225	10		Soil	25 m spacing
Kanunga 1 W	3	579300	9776800	9777000	200	9		Soil	25 m spacing
Kanunga 1 W	3	583220	9776720	9776740	20	3		IP	10m spacing
Kanunga 1 W	3	583220	9776810	9776840	30	4		IP	10m spacing
Kanunga 1 W	3	585740	9777960	9778000	40	5		IP	10m spacing
Kanunga 1 W	3	585740	9778060	9778100	40	5		IP	10m spacing
Kanunga 1 W	3	579540	9776610	9776640	30	4		IP	10m spacing
Kanunga 1 W	3	579540	9776740	9776780	40	5		IP	10m spacing
Kanunga 1 W	3	579540	9776840	9776880	40	5		IP	10m spacing
Kanunga 1 W	3	582100	9777030	9777120	90	10		IP	10m spacing
Kanunga 1 W	3	581940	9777130	9777170	40	5		IP	10m spacing
Kanunga 1 W	3	580820	9776940	9776980	40	5		IP	10m spacing
Kanunga 1 W	3	580500	9776540	9776580	40	5		IP	10m spacing
Kanunga 1 W	3	580500	9776660	9776700	40	5		IP	10m spacing
Kanunga 1 W	3	580340	9776460	9776520	60	7		IP	10m spacing
Kanunga 1 W	3	580340	9776560	9776570	10	2		IP	10m spacing
Kanunga 1 W	3	580340	9776620	9776660	40	5		IP	10m spacing
Total Soil samples (50gm Aqua Regia)						185

* Phase 2. Trench will only be dug and sampled in bedrock saprolite beneath mbuga.

If Mbuga is >3m deep - no Trench/pit

Sample on 2m composite channels and sample any quartz veins separately - 50 gm Fire assay

A Pitting and trenching program is currently underway east of Kanunga 1.

Map 2: Kanunga 1 East showing anomalous soil and RAB intersections

Orientation pits have first been dug to establish the depth of the “mbuga” cover over the position of the mineralized intersection. In all cases the “mbuga” cover is less than 3 meters thick allowing a number of short N-S trenches to be excavated across the anomaly.

Trenching has encountered granite and, in one section, a non-magnetic diabase dyke. Channel samples collected on 2 meter composites are planned to be submitted to SGS Laboratory for 50gm gold fire assays.

Once the Rotary Air Blast (RAB) drill hole anomalies have been confirmed, a number of longer trenches will be planned to map out the extent of the mineralized zones.

Suguti (PL3966/2006)

Exploration work has commenced on the Suguti PL. Gradient IP surveys have been partly completed across the PL. Mapping and soil sampling programs have been completed over “non-mbuga” covered in the northern and southern parts of the Suguti License. Soil sampling has been conducted on a 400 meter x 50 meter grid in which a total of 544 samples, including 26 blank samples, have been collected and analyzed by SGS Laboratory, Mwanza using Aqua Regia (Table 5).

A total of 544 samples have been collected from the Suguti project of which includes 26 blank samples.

Table 3: Statistical summary of soil sample results collected at Suguti PL

Range (ppb Au)	Samples	Blanks	Outstanding assays
<10	354	21
10-20	83	4
20-30	53	1
30-40	5
40-50	2
>50	1
Total	498	26	20

Over 71% of the soil results returned <10ppb gold with the remainder falling between 10 to 50ppb gold. A single, maximum soil value of 160ppb Au was reported and has yet to be verified in the field.

Regolith mapping has been completed across the entire Suguti license. The license is transected by the major NW-SE trending Suguti Fault which has formed a topographic depression that has subsequently been infilled by a thick deposit of “mbuga” that covers an area of some 25 square kilometers and constitutes 34% of the license. The area becomes totally waterlogged during the wet season and is used for growing rice. Exposure is limited to minor rock out crops on the northern side of the Suguti Fault. Granite, containing magnetite, occurs as a hill in the northern part of the license. The granite/greenstone contact is masked by coarse textured laterite consisting of laterised basaltic and quartz fragments. The underlying greenstone rocks have been intensely sheared and iron stained along to the NW-SE trending granite contact. Brick-red soils make up the NE part of the license before being masked by the overlying “mbuga” further south. A number of low order threshold soil anomalies, attaining a maximum of 50 ppb gold, appear to form at least three NE trending parallel zones of up to 2.5 kilometers strike length (Target 1). A coincident IP anomaly underlies the soil anomaly (Map 3).

Map 3: Residual Gradient IP map of the Suguti North Prospect showing soil anomalies and proposed Schlumberger VES surveys across Targets 1 and 2.

A reconnaissance examination has been made on the north-western side of the license at Target 2. A single artisanal pit is present on a NW-SE trending narrow quartz vein within felsite rocks. A number of low order threshold soil anomalies occur in the vicinity and these anomalies may reflected an intersection of two NE and NW trending lineaments.

Banded Iron Formations in the southern part of the property, form topographic highs about 300 meters above the plains, have yet to be examined. However, no coherent anomalies other than a single point value of 160 ppb gold and a single line anomaly of 20 ppb gold was obtained from the soil sampling program. Field investigation is required before any follow-up exploration is proposed.

The following exploration work is planned for the forthcoming quarter:

i. Infill Soil Sampling
Infill soil sampling on 25 meter centers along the existing soil sample traverses has recently been completed in order to better define the soil anomalies both at Target 1 and 2 (Table 4). A total of 112 samples are currently being prepared for submission to SGS Laboratory Mwanza for Aqua Regia analysis of gold. All intermediate sized termite mounds across Target 1 have been sampled and remain to be panned. Additional three soil sample traverse lines have been completed across the IP anomaly in the NW of Target 2. However, orientation pits, dug to determine the depth of the “mbuga”, encountered underlying granite a meter below surface. No soil or rock samples were collected over the granite.

Table 4: Soil sample program over Targets 1 and 2, Suguti North Prospect

							Mbuga Depth
SUGUTI N	Target	Section	From	To	Interval(m)	Sample	Expected	Actual	Reference	Comments
Suguti NE	1	583400	9802850	9802350	500	10	-		Soil*	25m spacing
	1	583000	9802650	9802000	650	13	-		Soil*	25m spacing
	1	582600	9802350	9801800	550	11	-		Soil*	25m spacing
	1	582200	9802150	9801200	950	19	-		Soil*	25m spacing
	1	581800	9801900	9801050	850	17	-		Soil*	25m spacing
	1	581400	9801650	9800900	750	15	-		Soil*	25m spacing
Suguti NW	2	579000	9802000	9801500	500	10	-		Soil*	25m spacing
	2	578600	9801950	9801750	200	4	-		Soil*	25m spacing
	2	578000	9802500	9802150	350	14	2		Soil	25m spacing
	2	577600	9802650	9802300	350	14	2		Soil	25m spacing
	2	577200	9802650	9802350	300	12	2		Soil	25m spacing
Total						139

Soil* refer to infill samples on 25m spacing between previous sample positions

ii. Termite samples
Termite sampling has been undertaken across the brown-red soils over Target 1. A total of 89 samples have been collected and are currently being prepared for submission to SGS Laboratory, Mwanza for 500 gm BLEG analysis for gold.

iii. Schlumberger VES Survey
Schlumberger VES survey, consisting of two N-S profiles comprising of 3 x 400 meter lengths has recently commenced at Target 1. An additional 3 short lines of 400 meters in length are planned across the IP anomaly at Target 2.

Table 5: Schlumberger VES survey proposed across Targets 1 and 2, Suguti North prospect

			From	To
Target	Section	Easting	Northing	Northing	Length
1	582600E	582600	9802500	9802100	400
1		582600	9802100	9801700	400
1		582600	9801700	9801300	400
1	581400E	581400	9801900	9801500	400
1		581400	9801500	9801100	400
1		581400	9801100	9800700	400
2	579000E	579000	9802100	9801700	400
2	578100E	578100	9802500	9802100	400
2	577500E	577500	9802700	9802300	400

Murangi(PL4511/2007)

No exploration was undertaken on the Murangi Permit during the month. Furthermore, there is no record of previous exploration undertaken on this license.

However, exploration is planned in the forthcoming month and it is to be focused primarily on 5 ground magnetic targets and is also planned to include:

1.	Mapping of the target areas on 1:2000 scale

2.	Gradient IP survey across the entire license

3.	Orientation pits within each of the Targets to test the depth of the “mbuga” cover for future soil sampling program either through pitting or Augering.

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

The Company commenced Phase 2 Reverse Circulation drilling program in March 2011, centered at the Sambaru 2,3,4 and 5 Prospects as well as exploring a number of exploration targets within the Singida-Londoni northwest trending shear zone at Sambaru 5 and between Sambaru 3 and Sambaru 4 (Table 6). Drilling has recently been completed in which 92 boreholes, totaling 9,023 meters have been drilled. All boreholes, collared along northeast trending drill fences, are inclined at -50 degrees to -65 degrees either to the northeast or to the southwest. Total meters drilled in both drill programs amounts to 15536 meters (Table 6).

Table 6: Summary of Reverse Circulation drilling undertaken at the Singida-Londoni Gold project

Prospect	Phase 1	Phase 2	Total
Sambaru 1	264	-	264
Sambaru 2	2348	2963	5311
Sambaru 3	1078	2931	4009
Sambaru 4	2163	2328	4491
Sambaru 5	564	897	1461
Total	6417	9119	15536

The two exploration targets were investigated by drilling. The 2nd zone of mineralisation located some 180 meters south of the main mineralised zone at Sambaru 5 was intersected and was found to be narrow and of low grade running 1.04 g/t gold over 1 meter. Similarly, the +100 ppb gold soil anomaly located mid-way between Sambaru 3 and 4 returned anomalous results with only one narrow intersection of 1.57 g/t gold over 1 meter being encountered. No follow-up drilling was undertaken on either of the two targets.

Results of the drilling program are summarised in Table 7.

Table 7: Summary of Reverse Circulation Drill Results from Sambaru 2, 3, 4 and 5

Hole No.	Total Depth (m)	Section	Azimu th (deg)	Declin (deg)	From (m)	To (m)	Interval (m)	Grade (Au g/t)
Sambaru 5
SGRC0080	40	4680W	40	-50	32	35	3	5.05
SGRC0084	40	4600W	40	-50	29	35	6	1.13
SGRC0085	60	4560W	40	-50	11	15	4	1.87
Sambaru 4
SGRC0097	70	3840W	40	-50	50	54	4	7.35
				(including 1m @20.30 g/t Au)
SGRC0100	75	3920W	220	-50	59	64	5	2.35
SGRC0103	75	3880W	220	-55	79	82	3	6.22
				(including 1m @12.10 g/t Au)
SGRC0107	90	3960W	220	-55	37	40	3	1.30
SGRC0108	125	3960W	220	-60	69	72	3	2.46
SGRC0115	55	3720W	220	-50	1	5	4	1.11
Sambaru 3
SGRC0122	120	2540W	220	-50	43	47	4	1.14
				And	144	149	5	2.96
				(including 1m @11.00 g/t Au)
SGRC0125	90	2500W	40	-58	14	60	46	2.64
				(including 3m @9.75 g/t Au)
				And	71	74	3	4.32
SGRC0128	90	2460W	220	-65	18	19	1	34.10
SGRC0130	136	2500W	220	-55	112	115	3	3.32
SGRC0135	120	2620W	220	-50	25	30	5	1.17
				And	86	91	5	4.27
Sambaru 2
SGRC0137	50	1980W	40	-50	0	6	6	1.04
SGRC0140	115	1980W	40	-55	111	115	4	3.63
				And	134	145	11	3.21
				(including 1m @11.90 g/t Au)
SGRC0145	140	2660W	220	-60	117	120	3	3.02
SGRC0149	72	1900W	40	-50	45	50	5	1.31
SGRC0152	93	2100W	40	-55	61	65	4	2.01
SGRC0157	110	2180W	40	-65	28	30	2	3.16
				And	67	80	13	1.99
				(including 2 m@ 6.11g/t Au)
SGRC0160	128	2420W	220	-55	82	88	6	1.94
SGRC0163	150	2620W	220	-60	75	93	18	1.05
SGRC0166	125	2700W	220	-50	73	87	14	2.15
				(including 1m@10.70g/t Au)
SGRC0169	150	2060W	40	-60	63	65	2	42.71
				(including 1m@84.40g/t Au)
SGRC0170	120	1860W	0	-90	75	83	8	3.45

Sambaru 5

Drilling has intercepted the narrow and steeply-dipping, arsenopyrite-rich gold zone across a strike length of some 160 meters. Besides the high grade intersection of 16.80 g/t gold over 2 meters reported from Section 4640W during the Phase 1 drilling program, most of the intercepts returned low gold values of between 0.5 to 1 g/t gold over 1 or 2 meter intervals with grade appearing to decrease with depth.

Sambaru 4

The main body of mineralization, having a grade of 3.45 g/t gold over a true thickness of 11 meters and centered over an area of extensive artisanal mining, was traced to a depth of 80 meters before pinching out. The zone, narrowing rapidly out along strike and decreasing in grade, has been traced for 320 meters. Drilling indicated a decrease in grade and width of the mineral zone at depth.

A subsidiary, narrow mineralized lens, located 50 meters to the north-east of the main lens was traced along a strike for 80 meters. Anomalous grades defined the zone further to the northwest.

Sambaru 3

Sambaru 3 is the 2nd largest of all 5 artisanal sites, comprising of at least 4 parallel but narrow mineralized zones that have been traced continually across a strike length of 280 meters. The main pod of mineralization, averaging 1.93 g/t gold and having a maximum width of 25 meters, pinches out at 110 meters in depth. It has a surface strike extend of approximately 40 meters.

The mineral lenses dip sub-vertically to the northeast. Drilling has indicated that a number of lenses appear to extend beyond 110 meters depth and are open along strike both to the northwest and southeast.

Sambaru 2

Sambaru 2 is the largest of the 5 prospects within the Singida-Londoni Project. Although artisanal workings extend along a strike length of 580 meters, drilling has defined gold mineralization to occur within a length of about 320 meters of strike length. Four, parallel and vertically to sub-vertically dipping gold lenses, were intersected to depths of 130 meters although in places the lenses do appear either to pinch out or decrease in grade.

The lenses tend to occur as narrow semi-discontinuous veins “pinching and swelling” along the horizontal and vertical distances, grades typically vary between 3.5g/t to less than 0.5g/t gold.

An evaluation of the drill results for both Phase 1 and 2 programs has shown that gold mineralization at the Singida-Londoni project consists of narrow medium to low grade and often discontinuous lenses. The shear structures hosting the gold-rich zones typically “pinch and swell” along strike, which in places, has resulted in larger pods of limited size as at Sambaru 3 and Sambaru 4.

The Company has recently completed a Technical report in compliance with Canadian National Instrument 43-101 and this report includes work completed on the Singida-Londoni Gold Project the Phase 1 drilling program. It does not include results for the Phase 2 drilling program.

Buhemba Gold Project

The Buhemba Gold Project consists of two (2) Prospecting Licenses (PLs) that cover an area about 107km2.

Exploration Strategy

A field investigation of the work undertaken by Rand gold has already been completed which has confirmed the presence of at least 4 areas of artisanal workings. Follow-up exploration is planned to target the known areas of artisanal mining as well as to investigate the western sheared basalt/granite contact in PL 4892/2007. Although the PMLs of the artisanal workings do not form part of the PL license, we believe that the owners would be amenable to entering an option agreement. Pole-Dipole traverses are planned across the sheared contact in order to prioritize a follow-up reverse circulation (RC) drilling program that is expected in this year.

No work has been conducted on either of the two licenses PL2979/2005 and PL5159/2009 southeast of Buhemba town. Soil sampling on 200 meter x 50 meter centers is planned on the license outside the mbuga-covered areas, results from as gradient IP survey and a mapping program will dictate the next phase of exploration.

Uyowa Gold Project

The Uyowa Gold project consists of seven (7) Prospecting Licenses (PLs) that cover a total area of 900 square kilometers in the west central area of Tanzania. Exploration has largely been focused in the northern part of the license block.

Exploration Strategy

Exploration work on the Uyowa Project commenced on PL 3425/2007 in January 2011 and continued until the onset of the rainy season in early May. All work was stopped for the duration of the rainy season up to mid-July. Field work re-commenced in the last week of July. Prior to the rainy season, the following exploration activities were undertaken:

  The raw aeromagnetic data, flown by Geosurvey International G.m.b.H between 1977 to 1980 on a line spacing of 1.0 kilometer and at a height of 120 meters, has been purchased from the Geological Survey, Dodoma and has been subsequently re-processed and interpreted. A number of priority areas were highlighted (Targets 1 to 5). Due to accessibility, exploration has been focused on Target 3 which lies across the central and eastern side of the License Block and includes PL 5916/2009.

  Detailed ground magnetometer survey has commenced across Target 3 on 200 meter spaced N-S traverse lines. To date, at total of 35 traverses, of 7.5 kilometer each, totaling 265 line-kilometers have been completed along the eastern part of Target 3.

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

Table 8: Statistical summary of soil sample results collected on Target 3, Uyowa Gold Project

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

Follow-up exploration on the Uyowa Block of licenses as from the end of July is to be focused on the northern most license (PL 5153/2008) which is host to an active artisanal mining site covering an area of 300 meters x 100 meters. The area of workings and the surrounding environs have been covered by 15 PMLs that do not form part of the PL.

However, an option to purchase agreement has been entered into with the owners of the 4 PMLs that lie across the main zone of workings.

Exploration is to be prioritized on the optioned PMLs and the area immediately along strike of the known gold lenses in order to make an informed decision on whether or not to proceed with securing the PMLs across the zone of known gold mineralization. This is planned to involve:

  Regional Mag survey on 200 meter spaced N-S lines covering a 12 kilometer x 6 kilometer grid

  Gradient array survey on 400 meter spaced N-S lines across the optioned PML and extending out along strike across a grid of 10 kilometers x 4 kilometers

  Soil sampling on a 200 meter x 50 meter grid across a grid area of 2.25 kilometers x 10 kilometers (excluding the artisanal site)

  Schlumberger profiles

  Detailed mapping

  a 1500 meter RC drill program to test the down-dip continuity of thickness and grade as well as exploring the strike extensions of the 4 main mineralized zones across the PMLs.

Additional exploration is planned to encompass the PL 3425/2007 located immediately south of PL5153/2008 and include:

  Ground checking of Landsat and ASTER imaging by following up on a number of iron alteration zones

  Field investigation and follow up sampling/pitting/trenching on any of the delineated soil anomalies as delineated from the earlier soil sampling program completed before the rainy season.

  Selected Gradient IP surveys and Schlumberger VES profiling across delineated targets.

  RAB/RC drilling over prioritized targets.

Handeni Gold Project

The Handeni Project, comprising of three (3) Prospecting Licenses and covering a total area of 200.59 square kilometers (Table 15), is located approximately 240 kilometres by road north- west of Dar es Salaam and some 30 kilometers south of Handeni town within the Handeni District (Map 8). The Company has acquired 100% of PL7148/2011 as well as entering into an option to purchase agreement for 100% of PL7002/2001 and PL4816/2807 (Table 15).

Map 8. Location map of the Handeni Project

Table 15. Details of Handeni Region Prospecting Licenses

License ID	Area	Area (km2)
7002/2011	Amani	172.36
7148/2011	Mkulima East	12.00
4816/2007	Mkulima	16.23
Total		200.59

Gold was discovered in the area in 2003 and was centered at Magambazi village. However, the area has recently come under the spotlight as a potentially new gold district. High grade gold intersections are being reported by Canaco Resources from their drilling programs that are being conducted on their 197 square kilometer Kilindi PL located immediately west of our PLs.

The area, situated outside the known boundary of the Tanzanian Craton, has long been overlooked as a major exploration target due to primarily the nature of the high grade metamorphic rocks not being considered suitable to host major gold deposits. Increased attention is now being paid to this area that is situated between the known Tanzanian Craton and the Proterozoic Mozambique Mobile Belt.

The geology of the region is represented by high grade metamorphic rocks within the amphibolite to granulite facies comprising of feldspar-quartz –biotite and garnet-hornblende-biotite gneisses and pegmatites aligned along a regional northwest-southeast trend. The host lithologies for gold mineralisation as reported by Canaco Resources are comprised of garnet-silica altered amphibolite together with minor biotite-kyanite-quartz-feldspar gneisses. Folding, with fold axes aligned along the regional structure are evident at Magambazi, where they form, in conjunction with the favourable mafic lithologies, the primary controls to the gold mineralisation.

Exploration Strategy

Prior to commencing fieldwork, the following desktop studies were undertaken:

  Structural interpretation of the regional Government Aerognetic data across the area

  Landsat interpretation using the various mineral indexes and alteration ratios.

With our objective to evaluate the licenses that are under option as swiftly as possible, stream sediment sampling is currently being conducted over all of the licenses.

The dominant drainage patterns are from the north-west to the south-east and are generally defined along major lithological contacts particularly between units of amphibolite and quartz-feldspar gneiss. The Mligazi River, transecting the SW corner of Mkulima PL4816/2007 and the Kwale River draining the Amani PL7002/2011 are the main river systems that drain both license areas. Secondary tributaries are developed along the NE-SW cross-cutting structures. Regional stream sediment sampling has been planned on 1st, 2nd, 3rd and 4th order tributaries from the 1:50,000 scale topography maps (Map 9). To date a total of 120 samples have been collected from the Mkulima PL, in which a 1 kilogram sample was panned on site and a 500gm sample has been submitted to SGS Laboratory to test for bottle–leachable-extractable gold (BLEG). Approximately 210 stream sediment samples are planned to be collected from Amani PL7002/2011.

Map 9. Stream Sediment Sampling Program for Handeni Region Prospecting Licenses

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

Under the terms of the mineral properties sales and purchase agreements the Company has completed initial option payments in the amount of $1,707,810. As of June 30, 2011, the Company has acquired 100% of 23 PMLs. The Company has the option to acquire 37 additional and different PMLs in the Singida area. Pursuant to the original agreement and the subsequent addendums, the Company agreed to pay approximately $646,030 on August 9, 2011, $419,100 on January 23, 2013 and $3,828,000 on February 24, 2013.

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

On July 19, 2011, Guardian Investment Ltd, a related party, on behalf of the Company, entered into a mineral properties option agreement to acquire four primary mining licenses within the license area of the Uyowa project.

General

The following is a discussion and analysis of our plan of operation and results of operations for the three month period ended June 30, 2011, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Plan of Operation

As of June 30, 2011, we had working capital of approximately $2,000,000. We plan to spend approximately $640,000 for our property acquisitions and $1,270,000 for exploration activities through 2011, with work being conducted on several projects including soil sampling, trenching and drilling. We will need to raise additional funds to finance the exploration activities on our projects. There is no assurance that such financing would be available at this time.

Our estimated expenses over the next twelve months are as follows:

Cash Requirements during the Next Twelve Months

Expense	($)
Property acquisition and holding costs	640,000
Exploration expenses	1,270,000
Professional fee	250,000
General and administration fee	1,030,000
Total	3,190,000

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

RESULTS OF OPERATIONS

Three Month Summary

	Three Months Ended
	June 30,
	2011	2010
Revenue	$-	$-
Expenses	403,656	525,989
Other income (expenses)	1,485,464	(633)
Net Income (Loss)	$1,081,808	$(526,622)

Revenue

We had no operating revenues for the three month period ended June 30, 2011 and 2010. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations.

Operating Costs and Expenses

The major components of our expenses for the three months ended June 30, 2011 and 2010 are outlined in the table below:

	Three Months Ended
	June 30, 2011	June 30, 2010
Amortization and depreciation	7,125	5,775
Exploration costs	53,056	104,453
General and administrative	68,825	30,441
Management and director fees	5,000	31,500
Professional fees	100,025	312,316
Salaries	144,987	24,783
Travel and accommodation	24,638	16,721
Total Expenses	403,656	525,989

General and Administrative Expenses

The $38,384 increase in our general and administrative expenses for the three month period ended June 30, 2011 as compared to the same period in fiscal 2010 was primarily due to increase in computer related expenses, office rent and insurance expenses.

Liquidity and Capital Resources

Working Capital

	June 30, 2011	March 31, 2011
Current Assets	$2,218,638	$3,071,597
Current Liabilities	216,523	961,420
Working Capital	$2,002,115	$2,110,117

Cash Flows

Three Months
Ended
June 30, 2011
Cash used in Operating Activities	$(466,354)
Cash provided by Investing Activities	(255,894)
Cash provided by Financing Activities	-
Net Increase (Decrease) in Cash	$(722,248)

We had an approximately cash balance of $1,560,000 and working capital of $2,000,000 as of June 30, 2011 compared to cash of $2,282,901 and working capital of $2,110,117 as of March 31, 2011. We anticipate that we will incur approximately $1,280,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Going Concern

The unaudited financial statements accompanying our quarterly report on Form 10-Q for the quarter ended June 30, 2011 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2011, we had cash of $1,560,654 and we estimate that we will require approximately $1,280,000 for general and administration costs and professional fees, and $1,910,000 for property acquisition holding and exploration costs associated with our plan of operation over the next twelve months. Although we have sufficient funds for general and administration activities, we do not have sufficient funds for planned mineral property acquisition and exploration activities and therefore we will be required to raise additional funds.

The advancement of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We had an approximate cash balance of $1,560,000 and working capital of $2,000,000 as of June 30, 2011 compared to a cash balance of $2,282,902 and working capital of $2,110,177 as of March 31, 2011 and we estimate that we will require approximately $3,190,000 for costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We intend to raise additional funds from another equity offering or loans. At the present time, we are attempting to raise additional money, but there is no assurance that we will be successful. If we need additional funds and are unable to raise them, we will have to suspend or cease operations until we succeed in raising additional funds.

Outstanding shares and options

As of August 15, 2011, we have 97,458,733 shares of common stock outstanding, 4,200,000 stock options outstanding and 41,404,901 warrants outstanding.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

1. Risks And Uncertainties

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company’s management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2012, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 20, 2011, the Company signed license purchase agreements to acquire one prospecting license comprising the Handeni Gold Project. The total consideration was $113,250, of which $77,250 was paid on April 29, 2011 and $36,000 is due on receipt of license. On June 14 and June 20, 2011 the Company paid a finder’s fee of $60,000 in cash and issued 400,000 common shares with a fair value of $108,000. We issued these shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933.

On May 30, 2011, the Company signed prospecting licence purchase agreements comprising the Handeni Gold Project to acquire one prospecting license. The total consideration includes:

1)	paying $10,000 within 5 days after execution date. The payment was made on June 16, 2011;

2)	paying a total amount of $450,000 to the owner of the license, of which $70,000 due in 2011, $170,000 due in 2012 and $200,000 due in 2013

3)

paying a finder’s fee of $30,000 and 300,000 common shares. On June 14 and 20, 2011, the Company paid $3,000 in cash and issued 30,000 common shares with a fair value of $8,100. We issued these shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933.

On April 20, 2011, the Company signed license purchase agreements to acquire one prospecting license comprising the Buhemba Project. The total consideration was $112,150, of which $89,650 was paid on April 29, 2011 and $22,500 is due on receipt of license. On June 14 and June 20, 2011 the Company paid a finder’s fee of $60,000 in cash and issued 400,000 common shares with a fair value of $108,000. We issued these shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933.

On April 20 and May 30, 2011, the Company entered into three prospecting licences purchase agreements to acquire three prospecting licenses. As per the agreements, the Company agreed to pay a finder’s fee of 830,000 common shares. On June 20, 2011, the Company issued 830,000 common shares with a fair value of $224,100 as finders’ fee to a company. We issued these shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on June 6, 2007)
3.2	Certificate of Amendment dated December 7, 2010 (incorporated by reference from our Current Report on Form 8-K dated December 10, 2010)
3.3	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K filed on June 7, 2011)
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2 filed on June 6, 2007)
4.2	Form of Warrant Certificate for Offering Completed September 7, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.1	License (incorporated by reference from our Registration Statement on Form SB-2, filed on June 6, 2007)
10.2	Amendment to License Agreement, dated June 3, 2008 (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
10.3	Option Agreement with Geo Can Resources Company Limited (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2009)
10.4	Binding Letter Agreement with Kilimanjaro Mining Company Inc. (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2009)
10.5	Consulting Services Agreement with Stocks That Move (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2009)
10.6	Consulting Agreement with Robert Lupo (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 22, 2010)
10.7	Addendum to the Consulting Agreement with Robert Lupo (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 22, 2010)
10.8	Finder’s Fee Agreement with Robert A. Young and the RAYA Group (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2019)
10.9	Termination of the Consulting Agreement with Robert Lupo (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2010)
10.10	Consulting Agreement with Clive Howard Matthew King (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2010)
10.11	Consulting Agreement dated October 7, 2010 between the Company and Misac Noubar Nabighian (incorporated by reference from our Current Report on Form 8-K filed on October 13, 2010)
10.12	2010 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K filed on October 13, 2010)
10.13	Stock Exchange Agreement with Kilimanjaro Mining Company, Inc. and their selling shareholders (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2009)
10.14	Form of Subscription Agreement for Offering Completed September 7, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.15	Amendment No. 1 to Consulting Agreement between the Company and Clive King dated effective November 11, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.16	Form of Mineral Property Sales Agreement dated May 15, 2009, July 29, 2009, August 28, 2009 and November 19, 2009 between a director of the Company and the landowners listed below (collectively the “Landowners”) (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010):
	No	Owners Name
	S01	Pius Joackim Game in Parenership with Mustafa Kaombwe and Msua Mkumbo
	S03	Mohamed Suleimani and Partners Plus Chombo, Alfred Joakim and Heri S. Mhula
	S04	Maswi Marwa In Partnership with Robert Malando, Andrew Julius Marando and Mathew Melania

Exhibit
Number		Description
	S05	John Bina Wambura in Partnership with Fabiano Lango
	S06	Elizabeth Shango
	S07	Athuman Chiboni in Partnership with Maswi Marwa and Robert Malando
	S08	Malando Maywili in Partnership with Charles Mchembe
	S09	Robert Malando
	S10	Raymond Athumani Munyawi
	S11	Jeremia K. Lulu in Partnership with Agnes Musa, Juma Shashu, Neema Safari, Neema Tungaraza, Safari Neema Tungaraza, Safari Meema and Simon Gidazada
	S12	Heri S. Mhula and partners Samweli Sumbuka, Plus Gam and Shambulingole
	S13	Limbu Magambo Nyoda and Partners Saba Joseph, Bakari Kahinda
	S14	Shambuli Sumbuka in Partnership with Limbu Gambo
	S15	Salama Mselemu
	S16	John Bina Wambura in Partnership with Bosco Sevelin Chaila; Plus Game; Saimon Jonga
	S17	John Bina Wambura in Partnership with Jumanne Mtemi; Anton Gidion; Bosco Sevelin Chaila; Plus Game; Saimon Jonga
	S18	Limbu Magambo in Partnership with Pous GamI and Shambuli Sumbuka
	S19	Lukas Mmary in Partnership with Henry Pajero, John Bina, Massanja Game, Mwajuma Joseph, Mwita Magita and Plus Game
	S20	Maswi Marwa In Partnership with Shagida malando; Marwa Marwa; Benidict Mitti and Fred Mgongo
	S21	Mustafa IDD Kaombwe
	S22	Mustafa IDD Kaombwe in Partnership with Mahega Malugoyi; Julias Kamana; Ramadhani Lyanga and Abas Mustafa
	S23	Ramadhani Mohamed Lyanga In partnership With Mustafa Kaombwe and Bethod Njega
	S24	Ales David Kajoro in partnership with Henry Ignas; Daud Peter and Julias Charles Rugiga
	S25	Joel Mazemle in Partnership with Christina Mazemle, Plus Chombo and Limbu Magambo Nyoda
	S26	Idd Ismail in Partnership with Bakari Abdi, Elizabeth U. Yohana, Emanuel Marco, Hamisi Ramadhan, Husein Hasan, Mnaya Hosea, and Sanane Msigalali
10.17	Form of Addendum No. 1 to Mineral Property Sales Agreement dated September 18, 2009 between a director of the Company and the Landowners (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.18	Form of Addendum No. 2 to Mineral Property Sales Agreement dated January 18, 2010 between a director of the Company and the Landowners (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.19	Form of Addendum No. 3 to Mineral Property Sales Agreement dated July 27, 2010 between a director of the Company and the Landowners (incorporated by reference from our Quarterly Report on Form 10- Q filed on November 23, 2010)
10.20	Mineral Financing Agreement between the Company and Ahmed Magoma dated October 19, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.21	Property Purchase Agreement between Geo Can Resources Company Limited and Kilimanjaro Mining Company, Inc dated May 5, 2009(incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.22	Amendment to Mineral Financing Agreement between the Company and Ahmed Magoma dated October 27, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.23	Declaration of Trust of Geo Can Resources Company Limited dated July 23, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.24	Form of Subscription Agreement for non US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)
10.25	Form of Subscription Agreement for US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)
10.26	Consulting Agreement dated April 26, 2011 between David Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.27	Consulting Agreement dated April 26, 2011 between Roger Newell and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.28	Employment Agreement dated April 26, 2011 between Heidi Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)

Exhibit
Number	Description
10.29	Employment Agreement dated April 26, 2011 between Ming Zhu and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.30	Geita Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.31	Kalemela Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.32	North Mara Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.33	Singida Option Agreement dated May 6, 2011 among Otterburn Ventures Inc., the Company and Ahmed Abubakar Magoma (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.2	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
99.3	Disclosure Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE VICTORIA MINING COMPANY, INC.

By	/s/ David Kalenuik
David Kalenuik
President and Chief Executive Officer
(Principal Executive Officer)
Date:	August 11, 2011

By	/s/ Ming Zhu
Ming Zhu
Chief Financial Officer
(Principal Accounting Officer and Principal
Financial Officer)
Date:	August 11, 2011