Form 10-Q
period 2011-09-30
Lake Victoria Mining Company, Inc.
filed 2011-11-14
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of November 14, 2011, there were 97,458,733 shares of common stock, par value $0.00001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)

September 30, 2011

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	September 30,	March 31,
	2011	2011
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	1,098,380	2,282,902
Advances and deposits (Note 3(e))	70,879	32,684
Amounts receivable (Note 7(e))	–	256,968
Advances to related party (Note 3)	–	499,043
Total Current Assets	1,169,259	3,071,597
Property and Equipment (Note 5)	142,973	103,302
Mineral Properties (Note 7)	611,400	–
Total Assets	1,923,632	3,174,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	138,023	212,721
Accounts payable to related party (Note 3)	25,529	624,773
Accrued expenses	–	119,540
Other payables (Note 6)	29,016	4,386
Total Liabilities	192,568	961,420

Commitments (Note 10)
Subsequent Events (Note 11)
Stockholders’ Equity
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; No shares issued and outstanding (Note 8)	–	–
Common Stock, 250,000,000 shares authorized, $0.00001 par value; 97,485,733 shares issued and outstanding (March 31, 2011 - 96,346,900) (Note 8)	975	964
Additional Paid-in Capital	15,928,464	15,620,475
Common Stock and Warrants Issuable (Notes 8(c))	–	35,000
Deficit Accumulated During the Exploration Stage	(14,198,375)	(13,442,960)
Total Stockholders’ Equity	1,731,064	2,213,479
Total Liabilities and Stockholders’ Equity	1,923,632	3,174,899

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

					Accumulated From
					December 11, 2006
	Three Months Ended		Six Months Ended		(Date of Inception) to
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenue			–	–	–

Expenses
Amortization and depreciation	8,925	5,810	16,051	11,586	54,153
Exploration costs (Note 7)	290,940	377,947	343,996	482,401	3,356,907
General and administrative	88,627	91,973	157,453	122,412	2,114,753
Impairment of mineral property acquisition costs (Note 7)	371,612	281,065	371,612	281,065	11,514,703
Management and director fees	9,000	28,500	14,000	60,000	538,017
Professional and consulting fees	94,504	187,789	194,529	500,105	3,490,148
Salaries	147,243	27,308	292,230	52,091	435,912
Stock-based compensation	–	–	–	–	1,593,989
Travel and accommodation	2,529	24,422	27,167	41,143	359,798

Total Operating Expenses	1,013,380	1,024,814	1,417,038	1,550,803	23,458,380

Operating Loss	(1,013,380)	(1,024,814)	(1,417,038)	(1,550,803)	(23,458,380)

Other Income (Expenses)
Loss on sales of short-term investments (Note 4)	(757,489)	–	(757,489)	–	(752,489)
Foreign exchange loss	(66,491)	774	(69,654)	(696)	(155,418)
Interest income	139	734	1,343	1,677	9,930
Interest expense	–	(257)	–	(363)	(1,045)
Loss on debt settlement	–	–	–	–	(63,752)
Other income	–	–	–	–	15,900
Income from options granted on mineral properties (Note 7)	–	–	1,487,423	–	1,487,423
Total Other Income (Expenses)	(823,841)	1,251	661,623	618	540,550

Net Loss	(1,837,221)	(1,023,563)	(755,415)	(1,550,185)	(22,917,830)
Net loss attributable to non-controlling interest	–	–	–	–	8,719,455
Net Loss Attributable to the Company	(1,837,221)	(1,023,563)	(755,415)	(1,550,185)	(14,198,375)

Net Loss Per Share – Basic and Diluted	(0.02)	(0.01)	(0.01)	(0.02)

Weighted Average Shares Outstanding	97,485,733	71,239,100	96,981,659	71,239,100

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

			Accumulated From
	Six Months Ended		December 11, 2006
	September 30,		(Date of Inception) to
	2011	2010	September 30, 2011
	$	$	$
Operating Activities
Net Loss	(755,415)	(1,550,185)	(14,198,375)
Adjustments to reconcile net loss to cash used in operating activities
Amortization and depreciation	16,051	11,586	54,153
Directors’ compensation share payments	–	–	35,000
Impairment of mineral property acquisition cost	371,612	281,065	11,514,703
Loss in subsidiary attributed to non-controlling interest	–	–	(8,719,455)
Loss on debt settlement	–	–	63,752
Loss on sales of investments	757,489	–	752,489
Restructuring charges	–	–	(110,019)
Share payment for consulting services	48,900	77,200	2,746,498
Share payments received for options granted on mineral properties	(990,000)	–	(990,000)
Stock-based compensation	–	–	1,593,989
Changes in operating assets and liabilities:
Increase in advances and deposits	(38,196)	(30,547)	(70,879)
Decrease in amounts receivable	256,968	–	–
Decrease(Increase) in advances to related parties	499,043	(22,750)	25,529
Decrease(Increase) in accounts payable	(673,942)	196,791	138,026
Decrease in accounts payable – acquisition	–	(61,482)	–
Decrease in accrued expenses	(119,539)	–	–
Increase (Decrease) in other payables	24,630	(14,672)	29,016
Net Cash Used In Operating Activities	(602,399)	(1,112,994)	(7,135,573)
Investing Activities
Acquisition of property and equipment	(55,722)	(2,122)	(197,126)
Cash payment for acquisition of mineral properties	(758,912)	(281,065)	(4,221,703)
Proceeds of subsidiary stock issuances	–	–	1,600,300
Purchase of investment	–	–	(5,000)
Proceeds from sales of investments	232,511	–	242,511
Net Cash Used In Investing Activities	(582,123)	(283,187)	(2,581,018)
Financing Activities
Proceeds from note payable	–	12,750	–
Repayment of note payable	–	(4,974)	–
Proceeds from issuance of stock, net	–	1,700,362	10,828,971
Payment for cancellation of stock	–	–	(14,000)
Related party payable proceeds	–	–	420
Related party payable payments	–	–	(420)
Net Cash Provided By Financing Activities	–	1,708,138	10,814,971
Net (Decrease) Increase In Cash	(1,184,522)	311,957	1,098,380
Cash at Beginning of Period	2,282,902	955,401	–
Cash at End of Period	1,098,380	1,267,358	1,098,380

Non-cash Investing and Financing Activities
Accounts receivable exchanged for long-term investment	–	–	460,019
Accounts receivable exchanged for mineral property acquisition	–	–	1,039,981
Investment acquired through payable	12,500	–	12,530
Receivable exchange for long-term investment	–	–	10,000
Share payments received for options granted on mineral properties	990,000	–	990,000
Stock issued for mineral interest acquisition costs	224,100	–	7,904,400
Stock issued for services	48,900	77,200	2,382,523
Stock issued for subscription receivable	–	20,000	33,275
Stock issued to settle debt	–	–	230,227
Supplemental Disclosures
Interest paid	–	363	1,045
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
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

As of September 30, 2011, none of the Company’s mineral property interests had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As shown in the accompanying financial statements, the Company has an accumulated deficit of $14,198,375 incurred through September 30, 2011. The Company has no revenues. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to continue the exploration for gold and uranium. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation and Interim Financial Statements

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Kilimanjaro Mining Company, Inc. (“Kilimanjaro”), Lake Victoria Resources Company, (T) Ltd., Jin 179 Company Tanzania Ltd. and Chrysos 197 Company Tanzania Ltd. Significant intercompany accounts and transactions have been eliminated. The Company’s fiscal year-end is March 31.

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended March 31, 2011, included in the Company’s Annual Report on Form 10-K filed July 14, 2011 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2011, and the results of its operations and cash flows for the six-month periods ended September 30, 2011 and 2010. The results of operations for the period ended September 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
September 30, 2011
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Business Combinations

The Company follows the guidance in ASC 805, Business Combinations, and ASC 810, Consolidation. The net loss attributable to non-controlling interest recognized from inception to quarter ended September 30, 2011 was previously the minority interest held by certain passive shareholders at the consolidated financial statement level of Kilimanjaro, and whose interests were eliminated for accounting purposes by the August 7, 2009 share exchange agreement. The Company, after August 7, 2009, had no further non-controlling interests.

As of September 30, 2011, a cumulative loss of $8,719,455 had been attributed to the non-controlling interest of the Company’s controlled subsidiary.

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of September 30, 2011, the Company had 25,604,901 dilutive securities outstanding.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

As of September 30, 2011, the Company has approximately $25,000 deposited at FDIC insured banks in the United States. FDIC deposit insurance covers the balance of each depositor’s account up to $250,000 per insured bank.

As of September 30, 2011, the Company has approximately $978,000 deposited in Canada including $242,045 (CAD$250,000) of guaranteed investment certificates bearing variable interest at prime rate less 1.95% that is cashable any time without any penalties and $33,402 (CAD$ 34,500) of guaranteed investment certificates bearing variable interest at primate less 2.05% which is restricted in use for corporation credit cards.

As of September 30, 2011, the Company has 16,666,000 Tanzania Shillings (approximately $10,000) and $85,500 deposited in Tanzania. The Deposit Insurance Board in Tanzania insures up to 1,500,000 Tanzanian Shillings (approximately $900 as of September 30, 2011) per customer per bank. Any amount beyond the basic insurance amount may expose the Company to loss.

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

When the Company has capitalized mineral property costs, these properties will be periodically assessed for impairment of value. Once a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method. During the six months ended September 30, 2011, the Company records its interests in mining properties and areas of geological interest at cost. The Company has capitalized mineral properties costs of $611,400 and $Nil for the six months ended at September 30, 2011 and 2010, respectively.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
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

	h)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of September 30, 2011.

	i)	Financial Instruments

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of September 30, 2011 as follows:

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

i)	Financial Instruments (continued)

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2011
	$	$	$	$
Assets:
Cash and cash equivalents	1,098,380	–	–	1,098,380
	1,098,380	–	–	1,098,380

j)	Foreign Currency Translation

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

k)	Segment Information

At September 30, 2011, $123,000 of property and equipment and $611,400 of mineral properties are located in Tanzania. Although Tanzania is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

l)	Income Taxes

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

m)	Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees, directors and consultants, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	o)	Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and determined that they would not have a material impact on the Company’s financial statements or disclosures.

	p)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Related Party Transactions and Balances

a)

Prior to incorporation of the Company’s wholly-owned subsidiary in Tanzania, the Company contracted with Geo Can Resources Company Ltd (Geo Can), a related company with a shared common director, to perform exploration services on all of the properties. On June 1, 2011, the Company paid Geo Can $121,480 which was the difference between amounts owing for exploration services totaling $620,523 and advances of $499,043 made to Geo Can through Company’s subsidiary, Kilimanjaro Mining Company.

As of September 30, 2011, the Company owed $18,029 (March 31, 2011 - $121,480) to Geo Can for reimbursement of licenses holding costs paid on behalf of the Company which has been included in accounts payable to related parties. Refer to Note 7.

b)

At September 30, 2011, the Company owed $3,000 (2010 - $nil) of directors fees to the directors of the Company which has been included in accounts payable to related parties. During the six months ended September 30, 2011, the Company incurred $14,000 (2010 - $9,000) of directors fees to a Director of the Company.

c)

At September 30, 2011, the Company owed $1,500 (2010 - $nil) of accounting fees to an individual related to an officer of the Company which has been included in accounts payable to related parties. During the six months ended September 30, 2011, the Company incurred $1,500 (2010 - $nil) of accounting fees to the individual.

d)

At September 30, 2011, the Company owed $3,000 (2010 - $nil) of geologist consulting fee to a director of the Company which has been included in accounts payable to related parties. During the six months ended September 30, 2011, the Company incurred $21,000 (2010 - $30,000) of geologist consulting fees to the director.

	e)	As at September 30, 2011, the Company held $23,130 in trust with a company sharing a common director, which has been included in advances and deposits.

4.	Short-term Investments

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

The Company received 2,200,000 of common shares of stock from Otterburn Ventures Inc. pursuant to four option and joint venture agreements dated May 6, 2011(Refer to Note 7) regarding four Tanzanian properties. The fair value of shares was valued at $990,000 on the grant date.

On July 22, 2011, the Company entered into agreements to sell 2,200,000 of common shares of Otterburn to private purchasers unrelated to the Company at a price of CAD$0.10 (approximate $0.11) per share for total proceeds of $232,511. These shares were held in escrow and released on September 22, 2011. The Company recognized a loss of $757,489 on the sale of the shares.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
(Expressed in US dollars)
(Unaudited)

5.	Property and Equipment

At September 30, 2011 and March 31, 2011, property and equipment consisted of the following:

	As at September 30, 2011			As at March 31, 2011
			Net			Net
		Accumulated	Book		Accumulated	Book
	Cost	Amortization	Value	Cost	Amortization	Value
	$	$	$	$	$	$
Mining tools and equipment	140,184	36,731	103,453	101,495	25,278	76,217
Vehicle	12,800	853	11,947	–	–	–
Furniture and equipment	10,231	2,508	7,723	10,101	1,794	8,307
Computer and software	33,911	14,061	19,850	29,808	11,030	18,778
	197,126	54,153	142,973	141,404	38,102	103,302

6.	Other Payables

As of September 30, 2011 and March 31, 2011, the Company withheld payroll deductions of $29,016 and $4,386, respectively, to conform to local tax law.

7.	Mineral Property Acquisition and Exploration Costs

On May 4, 2009, Kilimanjaro completed a Property Acquisition Agreement (the “Geo Can Agreement”) with Geo Can (a related party, see Note 3). Under the terms of the agreement Kilimanjaro acquired a 100% interest in the mineral property assets, which included 33 gold prospecting licenses and 13 uranium licenses. Included in this agreement were the Kalemela project’s licenses, Geita project’s license, Uyowa Project’s licenses, Kinyambwiga project’s license and other projects’ licenses. Geo Can had entered into property option agreements, regarding some of these resource properties, with Lake Victoria before the share exchange agreement between Lake Victoria and Kilimanjaro on August 7, 2009, and as a consequence Geo Can no longer has any interest in those prior property agreements.

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

All of the Company’s mineral property interests are located in Tanzania. Geo Can holds some resource properties in trust for the Company. Most of the resource property interests are still formally registered to Geo Can to save on registration fees. When the annual filing for each property comes due then the formal registration of each property will be transferred to Kilimanjaro or as directed by Kilimanjaro.

The following is impairment and capitalization of mineral property acquisition costs:
	Impairment (Recoveries)	Capitalization	Total
Balance March 31, 2011	11,143,091	-	11,143,091
Acquisition Costs (Recoveries)	(1,115,811)	611,400	(504,411)
Balance, September 30, 2011	10,027,280	611,400	10,638,680

The following is a continuity of mineral property acquisition costs (recoveries) accumulated from inception:

	Kalemela Gold	Geita	Kinyambwiga	Singida	Uyowa	North	Handeni	Buhemba	Other	Total
	Project	Project	Project	Project	Project	Mara	Project	Project	Projects
	$	$	$	$	$	$	$	$	$	$
	(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
March 31, 2011	3,643,125	2,752,608	1,922,608	1,707,810	158,256	135,648	-	-	823,036	11,143,091
Related payments:
Cash Consideration	-	-	-	350,512	40,000	-	226,250	142,150	-	758,912
Share issued	-	-	-	-	-	-	116,100	108,000	-	224,100
Recovery from option payment-cash	(61,898)	(42,740)	-	(300,770)	-	(92,015)	-	-	-	(497,423)
Recovery from option payment-shares	(135,000)	(135,000)	-	(495,000)	-	(225,000)	-	-	-	(990,000)
	(196,898)	(177,740)	-	(445,258)	40,000	(317,015)	342,350	250,150	-	(504,411)
September 30, 2011	3,446,227	2,574,868	1,922,608	1,262,552	198,256	(181,367)	342,350	250,150	823,036	10,638,680

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
(Expressed in US dollars)
(Unaudited)

7.	Mineral Property Acquisition and Exploration Costs (continued)

The following is a continuity of mineral property exploration costs accumulated from inception:

	Kalemela	Geita	Kinyamb wiga	Suguti	Singida	Uyowa	North Mara	Handeni	Buhemba	Other Project	Total
	$	$	$	$	$	$	$	$	$	$	$
	(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Balance, March 31, 2011	640,404	415,789	494,861	51,640	1,319,884	36,287	31,744	-	-	22,303	3,012,912

Exploration expenditures:
Camp, Field Supplies and Travel	-	-	11,274	9,024	21,672	14,032	1,488	9,786	-	3,767	71,043
Drilling Cost	-	-	-	-	364,159	96,154	-	-	-	-	460,313
Geological consulting and Wages	288	1,992	36,001	18,077	104,947	49,106	7,351	31,595	733	12,519	262,609
Geophysical and Geochemical	-	-	3,207	7,691	57,074	20,883	-	7,127	-	(190)	95,792
Parts and equipment	-	-	6,128	1,440	901	7,287	39	440	-	40	16,275
Vehicle and Fuel expenses	-	-	10,579	10,908	14,309	12,050	3,119	8,739	-	1,549	61,253
Expense reimbursements	-	-	-	-	(623,290)	-	-		-	-	(623,290)
	288	1,992	67,189	47,140	(60,228)	199,512	11,997	57,687	733	17,685	343,995

Balance, September 30, 2011	640,692	417,781	562,050	98,780	1,259,656	235,799	43,741	57,687	733	39,988	3,356,907

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
(Expressed in US dollars)
(Unaudited)

7.	Mineral Property Acquisition and Exploration Costs (continued)

	a)	Kalemela Gold Project

As a part of the Geo Can Agreement, Kilimanjaro owns 100% interest in the Kalemela Gold Project’s original three prospecting licenses PL2747/2004, PL3006/2005 and PL2910/2004. The original three prospecting licenses have been divided and the project is now comprised of six licenses: PL2747/2004, PL3006/2005, PL2910/2004, PL5892/2009, PL5912/2009 and PL5988/2009. The Kalemela Gold Project is located within the Southeastern Lake Victoria Goldfields in Northern Tanzania in Magu District, Mwanza Region.

On May 6, 2011, the Company entered into an option and joint venture agreement with Otterburn. On May 20, 2011, the Company received option payment of $61,898 in cash and 300,000 common shares of Otterburn with a fair value of $135,000. On July 8, 2011, Otterburn terminated the option and joint venture agreement. On July 22, 2011, the Company sold 300,000 Otterburn shares to unrelated parties at a price of CAD$0.10 per share. Refer to Note 4.

	b)	Geita Project

As a part of the Geo Can Agreement, the Company owns 100% interest in the Geita project’s original one prospecting license as at March 31, 2011. The original prospecting license PL2806 has been divided and the project is now comprised of two licenses: PL2806/2004 and PL5958/2009. The Geita Gold Project is located in Northern Tanzania within the Lake Victoria Goldfields in the Geita District, Mwanza Region.

On May 6, 2011, the Company entered into an option and joint venture agreement with Otterburn. On May 20, 2011, the Company received option payment of $42,740 in cash and 300,000 common shares of Otterburn with a fair value of $135,000. On July 8, 2011, Otterburn terminated the option and joint venture agreement. On July 22, 2011, the Company sold 300,000 Otterburn shares to unrelated parties at a price of CAD$0.10 per share. Refer to Note 4.

	c)	Musoma Bunda - Kinyambwiga Project

The Musoma Bunda Gold Project comprise of three prospecting licenses that are located on the eastern side of Lake Victoria.

Kinyambwiga project is part of the Musoma Bunda Gold Project. As a part of the Geo Can Agreement, the Company owns 100% interest of Kinyambwiga project’s one prospecting license and 24 primary mining licenses. The Kinyambwiga Gold Project is about 208 kilometers northeast of the city of Mwanza in northern Tanzania.

A director of the Company entered into Mineral Purchase agreements on behalf of the Company with 24 Primary Mining Licenses (PMLs) which are part of the Kinyambwiga Project and which are recorded in his name and are to be transferred over to the Company at a future date when a Special Mining License is achieved for these PMLs.

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

Under the terms of these agreements, if the option to purchase is completed on all these PMLs, then the total purchase consideration would be approximately $4,531,040 (TZS7,551,733,325,outstanding option payments in US Dollar amount is estimated with an exchange rate of 0.00060 as at September 30, 2011), payable by February 24, 2013. At the option of the Company, a 2% Net Smelter Production royalty or 2% of the Net Sale Value may be substituted in place of the final payment for each PML and paid on a pro rata basis determined by the total final number of PMLs involved in a special mining license.

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
(Expressed in US dollars)
(Unaudited)

7.	Mineral Property Acquisition and Exploration Costs (continued)

	e)	Singida Project (continued)

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

On February 7, 2011, a director signed fourth addendums to the Singida mineral properties sales and purchase agreements on behalf of the Company. The fourth addendums revised the payment terms of the second addendum. Based on the revised terms, the third instalment of approximately $922,900 was divided into three payments, with $92,065 paid on February 9, 2011, $181,998 paid on March 10, 2011 and $646,030 due on August 9, 2011. On August 9, 2011, the Company relinquished 17 PMLs and paid $350,512 to retain the option to acquire 20 additional PMLs. The option payment of $350,512 was impaired and recorded in the consolidated statement of operations. At September 30, 2011, the Company has 100% acquired 23 PML agreements.

On May 6, 2011, the Company entered into an option and joint venture agreement with Otterburn. On May 20, 2011, the Company received option payment of $300,770 in cash and 1,100,000 common shares of Otterburn with a fair value of $495,000.

On June 21, 2011, Lake Victoria Resources, a subsidiary of the Company, entered into a service agreement with Otterburn to perform all recommended exploration work on optioned properties. As per the agreement, Otterburn agreed to reimburse exploration costs incurred on Singida project from March 2011 up to the day of termination. As of September 30, 2011, the Company received total reimbursements from Otterburn were $880,258. As of March 31, 2011, $256,968 was receivable from Otterburn under this agreement.

On July 8, 2011, Otterburn terminated the option and joint venture agreement. On July 22, 2011, the Company sold 1,100,000 Otterburn shares to unrelated parties at a price of CAD$0.10 per share. Refer to Note 4.

As of September 30, 2011, under the terms of the mineral properties sales and purchase agreements the Company has completed option payments in the amount of $2,058,322. Pursuant to the original agreement and the subsequent addendums, the Company will pay approximately final payment $360,000 on January 23, 2013 and $2,340,000 on February 24, 2013. At the option of the Company, a 2% Net Smelter Production royalty or 2% of the Net Sale Value may be substituted in place of the final payment for each PML.

	f)	Uyowa Project

As a part of the Geo Can Agreement the Company owns 100% interest in the Uyowa project’s prospecting licenses. The Uyowa Gold project consists of seven prospecting licenses and a total of eleven legal PMLs

On July 19, 2011, Guardian Investment Ltd, a related party, on behalf of the Company, entered into a mineral properties option agreement to acquire four primary mining licenses within the northern most prospecting license of the seven comprising the Uyowa Gold project. Total consideration includes:

1)	paying $20,000 within 7 days after execution date. The payment was made on July 21, 2011;

2)	paying $20,000 on or before the earlier of location of a drilling rig on each PML in good working condition or January 16, 2012. The payment was made on September 6, 2011.

3)	paying a total amount of $450,000, of which $50,000 due in 2012, $360,000 due in 2013 and $40,000 due in 2014.

4)	A royalty of 1% of net profit interest may be purchased at any time after completing $400,000 payment by paying $250,000 per PML.

g)	North Mara Project

As of September 30, 2011, the North Mara Project comprised of nine prospecting licenses.

On May 6, 2011, the Company entered into an option and joint venture agreement with Otterburn. On May 20, 2011, the Company received option payment of $92,015 in cash and 500,000 common stock of Otterburn with a fair value of $225,000. On July 8, 2011, Otterburn terminated the option and joint venture agreement. . On July 22, 2011, the Company sold 500,000 Otterburn shares to unrelated parties at a price of CAD$0.10 per share. Refer to Note 4.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
(Expressed in US dollars)
(Unaudited)

7.	Mineral Property Acquisition and Exploration Costs (continued)

	h)	Handeni Project

On April 20, 2011, the Company signed license purchase agreement to acquire one prospecting license. The total consideration was $113,250, of which $77,250 was paid on April 29, 2011 and $36,000 was paid on July 14, 2011. On June 14 and June 20, 2011 the Company paid a finder’s fee of $30,000 in cash and issued 400,000 common shares with a fair value of $108,000.

On May 30, 2011, the Company signed prospecting license purchase agreement to acquire a second prospecting license. The total consideration was $450,000,of which $10,000 paid on June 16, 2011. On June 14 and 20, 2011, the Company paid $3,000 in cash and issued 30,000 common shares with a fair value of $8,100. On September 20, 2011, the Company terminated this purchase agreement. Capitalized acquisition costs of $21,100 were determined to be impaired.

On July 1, 2011, the Company signed prospecting license purchase agreement to acquire a third prospecting license. The total consideration includes:

1)	paying a total amount of $470,000 to earn up to 90% of interest, of which $20,000 paid on July 6, 2011 and $50,000 paid on Sept 21, 2011, $150,000 due in 2012, $125,000 and $125,000 due in 2013.

2)	paying $1,500,000 on or before September 21, 2015 to earn final 10% interest.

i)	Buhemba Project

Buhemba Project consists of two prospecting licenses. One prospecting license is a part of the Geo Can Agreement the Company owns 100% interest.

On April 20, 2011, the Company signed license purchase agreement to acquire one prospecting license. The total consideration was $112,150, of which $89,650 was paid on April 29, 2011 and $22,500 was paid on July 14, 2011. On June 14 and June 20, 2011 the Company paid a finder’s fee of $30,000 in cash and issued 400,000 common shares with a fair value of $108,000.

j)	Mbinga Project

The Mbinga Uranium Project is comprised of three prospecting licenses and two Reconnaissance Licenses. The Reconnaissance Licenses, located along the eastern shoreline of Lake Nyasa are currently under application.

As of September 30, 2011, the Company owns 100% interest of Mbinga project’s prospecting licenses.

8.	Capital Stock

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of September 30, 2011, the Company has not issued any preferred stock.

Common Stock

On December 7, 2010, the Company’s shareholders approved a resolution to amend the Company’s articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 250,000,000 shares. All shares have equal voting rights, are non-assessable and have one vote per share.

a)

On April 20 and May 30, 2011, the Company entered into three prospecting licenses purchase agreements to acquire three prospecting licenses. As per the agreements, the Company agreed to pay a finder’s fee of 830,000 common shares. On June 20, 2011, the Company issued 830,000 common shares with a fair value of $224,100 as finders’ fee to a company.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
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

The following table summarizes the continuity of the Company’s stock options:

Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
		$		$

Outstanding, March 31, 2011	4,200,000	0.45
Granted	–	–
Exercised	–	–
Expired	–	–

Outstanding, June 30, 2011	4,200,000	0.45	2.06	–

Exercisable, June 30, 2011	4,200,000	0.45	2.06	–

At September 30 and March 31, 2011, the Company did not have any unvested options. The following table summarizes the continuity of the Company’s warrants:

	Number of		Weighted-
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Upon	Exercise	Contractual	Intrinsic
	Exercise	Price	Term (years)	Value
		$		$

Outstanding, March 31, 2011	41,404,901	1.08	1.27
Expired	20,000,000	0.30		-

Outstanding, September 30, 2011	21,404,901	0.93	1.51	-

The Company had the following warrants outstanding as of September 30, 2011:

	Exercise Price per
	Share	Shares Issuable
Expiration Date	$	Upon Exercise

September 9, 2012	1.25	1,350,501
January 28, 2013 (1)	1.25	10,473,000
August 13, 2013 (2)	0.40	4,790,700
August 13, 2013 (2)	0.60	4,790,700
		21,404,901

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
(Expressed in US dollars)
(Unaudited)

8.	Capital Stock (continued)

Stock Options and Warrants (continued)

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

a)

On May 15, 2009, Kilimanjaro signed a Mineral Financing Agreement with a director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (PMLs) in the Singida area of Tanzania. As of September 30, 2011, this director has entered into Mineral Properties Sales and Purchase agreements with various PML owners of which 23 PML Option to Purchase agreements have been completed. These PMLs have been 100% acquired and the Company has the option to acquire 20 additional and different PMLs in the Singida area. Under the terms of the mineral properties sales and purchase agreements the Company has completed option payments in the amount of $2,058,322. Pursuant to the original agreement and the subsequent addendums, the Company will pay approximately final payment $360,000 on January 23, 2013 and $2,340,000 on February 24, 2013. At the option of the Company, a 2% Net Smelter Production royalty or 2% of the Net Sale Value may be substituted in place of the final payment for each PML. (see Note 7(e)).

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

d)

On May 11, 2010, the Company entered into an agreement with a consultant to provide services as a Senior Geological Consultant. In consideration of the foregoing the Company will pay a base compensation of $15,000 per month for the first six months, to be increased to $20,000 per month after the initial six months; eligibility of a bonus of 100,000 shares of common stock at the end of six months; and at the end of 12 months the Company will grant the consultant 300,000 stock options. On November 9, 2010, the Company issued 100,000 shares of common stock to the consultant. On October 21, 2010, the Company passed a board resolution to grant the Consultant 500,000 stock options at an exercise price of $0.45 per share. On November 11, 2010, the Company signed an amendment with the consultant to the original May 11th consulting agreement. The amendment extended the term of the agreement to three years and the Company agreed to pay $17,500 per month for the first 12 months and $20,000 per month thereafter. The Company granted the Consultant 300,000 stock option on November 4, 2011(Refer to Note 11). The Company will grant the Consultant 300,000 stock options on each of November 1, 2012 and 2013.

e)

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
September 30, 2011
(Expressed in US dollars)
(Unaudited)

10.	Commitments (continued)

f)

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

g)

On April 26, 2011, the Company entered into two employment agreements for the positions of Corporate Secretary and Chief Financial Officer. The Company will pay aggregate annual salaries of Cdn$192,000 and paid each employee a one-time bonus of Cdn$1,000.

11.	Subsequent Events

On November 4, 2011, the Company cancelled 4,200,000 stock options granted on October 7 and October 21, 2010 to directors, officers and consultants and issued 4,200,000 stock options at an exercise price of $0.15 to the same directors, officers and consultants.

On November 4, 2011, the Company granted 100,000 stock options to an officer and 300,000 stock options to a senior geological consultant at an exercise price of $0.15 per share which will expire on November 4, 2014. All stock options are non-qualified and vested immediately.

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

Recent Corporate Developments

Since the commencement of our second quarter ended September 30, 3011, we experienced the following significant corporate developments:

1.

On May 10, 2011, the Company entered into four joint venture and option agreements with Otterburn Ventures Inc. (“Otterburn”) pursuant to which Otterburn had the right to acquire up to an undivided 70% interest (the “Options”) in and to certain Primary Mineral Licenses (“PML’s”) and Prospecting Licenses (“PL’s”). As of September 30, 2011 Otterburn paid cash of US$1,487,423 and completed the issuance of 2,200,000 common shares to Lake Victoria.

2.

On May 30, 2011, the Company entered into a prospecting license purchase agreement with Manga Mining Corp, to acquire a 100% interest of one prospecting license located in the Handeni District of Tanzania. On September 20, 2011, the Company terminated this agreement. The Company has paid $13,000 in cash and issued 30,000 common shares with a fair value of $8,100.

3.

On July 1, 2011, the Company entered into a prospecting license purchase agreement with I. M. Kwematuku Export Trade Ltd, to acquire up to 100% interest of one prospecting license located in the Handeni District of Tanzania. The toal consideration includes to pay $470,000 to earn up to 90% of interest and pay $1,500,000 on or before September 21, 2015 to earn final 10% interest. The Company has completed payment of $70,000.

4.

On July 8, 2011, Otterburn Ventures Inc. (“Otterburn”) exercised its right to terminate four option and joint venture agreements. In connection with the termination of the option agreements: (i) Otterburn agreed to pay such applicable Tanzanian government fees to leave the respective licenses in good standing for a period six months from July 8, 2011; and (ii) Otterburn terminated the exploration service agreement dated May 20, 2011, between Otterburn and Lake Victoria Resources (T) Ltd., our wholly-owned subsidiary, and agreed to reimburse Lake Victoria Resources (T) Ltd. for the work expenditures incurred during the months of March through the termination date of July 8, 2011 and certain termination costs.

5.

Pursuant to share purchase agreements dated July 22, 2011, the Company sold 2,200,000 of common shares of Otterburn to private purchasers unrelated to the Company for total consideration of $232,511 received on September 22, 2011.

6.

On July 19, 2011, Guardian Investment Ltd, a related party, on behalf of the Company, entered into a mineral properties option agreement to acquire four primary mining licenses on Uyowa project. Total consideration includes:

	a)	paying $20,000 within 7 days after execution date. The payment was made on July 21, 2011;

	b)	paying $20,000 on or before the earlier of location of a drilling rig on each PML in good working condition or January 16, 2012. The payment was made on September 6, 2011.

	c)	paying a total amount of $450,000, of which $50,000 due in 2012, $360,000 due in 2013 and $40,000 due in 2014.

	d)	A royalty of 1% of net profit interest may be purchased at any time after completing $400,000 payment by paying $250,000 per PML.

7.

2010 to directors, officers and consultants, and issued 4,200,000 stock options at an exercise price of $0.15 to the same directors, officers and consultants which expire on November 4, 2014. The Company also granted 100,000 stock options to an officer and 300,000 stock options to a senior geological consultant at an exercise price of $0.15 per share which expire on November 4, 2014.

Our Current Business

We are an exploration stage corporation focused on acquiring, exploring and developing gold deposits in the Lake Victoria Greenstone Belt in Tanzania, East Africa. We hold prospective gold projects, consisting of 32 Prospecting Licenses (PLs) and 71 Primary Mining Licenses (PMLs) and five uranium projects consisting of 9 Prospecting and Reconnaissance Licenses plus two licenses currently under application, within its Tanzania property portfolio, covering approximately 3,865 square kilometers (955,062 acres). We carry out our business by acquiring, exploring and evaluating mineral properties through our ongoing exploration program. Following exploration, we intend to either advance them to a commercially feasible mining stage, enter joint ventures to further develop these properties, sell or dispose of them if the properties do not meet our requirements. Our properties are all early stage exploration properties. Within our mineral exploration land in Tanzania our focus is primarily on gold, although our portfolio also contains uranium prospects.

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

Prospective Gold Projects

The following is a brief overview of our portfolio of prospective mineral properties, the exploration developments on them where applicable and some of the details of the historical option agreements for them. During the three months ended September 30, 2011, our exploration work was primarily concentrated on the Singida, Musoma Bunda Murangi, Uyowa, North Mara and Handeni gold projects.

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

Exploration Strategy

During this reporting period, exploration work within this project has largely been focused on the Kinyambwiga and Suguti licenses.

Kinyambwiga PL4653/2007

Exploration has been focused around Kanunga 1 Prospect. A total of 17 Schlumberger N-S profiles, covering 7.50 line-kilometres have been undertaken to the east and west of Kanunga 1 in an attempt to trace the strike of the mineralized ENE-WSW quartz vein (Table 1). Results of the survey have identified at least 2 distinct chargeability anomalies that appear consistent with the strike of the known structure (Map 1). However, subdued to poor resistivity anomalies are noted across each of the profiles.

Table 1: Summary of Schlumberger VES profiles completed across Kanunga 1 Prospect

		From	To
Target	Section	Easting	Northing	Length
Kanunga East	581940E	582900	9776900	300
Kanunga East		582900	9777200
Kanunga East	582100E	582900	9776900	400
Kanunga East		582900	9777300
Kanunga East	582260E	582900	9776900	400
Kanunga East		582900	9777300
Kanunga East	582420E	582420	9776950	400
Kanunga East		582420	9777350
Kanunga East	582580E	582580	9776950	400
Kanunga East		582580	9777350
Kanunga East	582740E	582740	9777700	400
Kanunga East		582740	9778100
Kanunga East	583220E	583220	9777150	400
Kanunga East		583220	9777550
Kanunga East	583220E	583220	9776650	400
Kanunga East		583220	9777050
Kanunga West	580820E	580820	9776600	400
Kanunga West		580820	9777000
Kanunga West	580660E	580660	9776500	400
Kanunga West		580660	9776900
Kanunga West	580500E	580500	9776450	400
Kanunga West		580500	9776850
Kanunga West	580340E	580340	9776400	400
Kanunga West		580340	9776800
Kanunga West	580180E	580180	9776350	400
Kanunga West		580180	9776750
Kanunga West	579860E	579860	9776200	400
Kanunga West		579860	9776600
Kanunga West	579540E	579540	9776600	400
Kanunga West		579540	9777000
Kanunga West	578900E	578900	9775840	400
Kanunga West		578900	9776240
Kanunga West	578900E	578900	9776600	400
Kanunga West		578900	9777000
Kanunga East	583400E	583400	9776320	400
Kanunga East		583400	9776920
Kanunga West	579170E	579220	9776600	400
Kanunga West		579220	9777000

Map 1: Plan showing the location of the Schlumberger IP profiles across the interpolated mineralized structure of Kanunga 1.

Follow-up investigation of the coincident chargeability/resistivity highs west of Kanunga 1, was undertaken by pitting and soil sampling beneath the mbuga cover. Soil sampling was undertaken on 10 meter sample intervals along the NS Schlumberger VES traverse lines across the underlying coincident chargeability/resistivity anomalies (Table 2). All samples were sieved and submitted to SGS Laboratory Mwanza for gold analysis by Aqua Regia. Results are summarized in Table 3.

Table 2: Trench Results

Infill Soil samples		Easting	Northing
Prospect	Target		From	To	Length	Total samples	Anomaly	Sample Interval	Comments
Kanunga 1 E	1	582050	9777020	9777150	130	14	Soil	10 m spacing
Kanunga 1 E	1	582050	9776936	9776996	60	7	Soil	10 m spacing
Kanunga 1 E	2	582900	9776800	9777000	200	9	Soil	25 m spacing	Unsampled
Kanunga 1 E	2	582800	9776800	9777000	200	9	Soil	25 m spacing
Kanunga 1 E	2	583100	9776875	9777100	225	10	Soil	25 m spacing
Kanunga 1 E	2	583200	9777025	9777175	150	7	Soil	25 m spacing
Kanunga 1 E	2	583300	9776950	9777225	275	12	Soil	25 m spacing
Kanunga 1 E	2	583400	9776975	9777275	300	13	Soil	25 m spacing
Kanunga 1 W	3	579200	9776750	9776975	225	10	Soil	25 m spacing	Unsampled
Kanunga 1 W	3	579100	9776750	9776975	225	10	Soil	25 m spacing
Kanunga 1 W	3	579300	9776800	9777000	200	9	Soil	25 m spacing
Kanunga 1 W	3	583220	9776720	9776740	20	3	IP	10m spacing	Unsampled
Kanunga 1 W	3	583220	9776810	9776840	30	4	IP	10m spacing	Unsampled
Kanunga 1 W	3	583740	9777960	9778000	40	5	IP	10m spacing	Unsampled
Kanunga 1 W	3	583740	9778060	9778100	40	5	IP	10m spacing	Unsampled

Kanunga 1 W	3	579540	9776610	9776640	30	4	IP	10m spacing
Kanunga 1 W	3	579540	9776740	9776780	40	5	IP	10m spacing
Kanunga 1 W	3	579540	9776840	9776880	40	5	IP	10m spacing	Unsampled
Kanunga 1 W	3	582100	9777030	9777120	90	10	IP	10m spacing
Kanunga 1 W	3	581940	9777130	9777170	40	5	IP	10m spacing
Kanunga 1 W	3	580820	9776940	9776980	40	5	IP	10m spacing
Kanunga 1 W	3	580500	9776540	9776580	40	5	IP	10m spacing
Kanunga 1 W	3	580500	9776660	9776700	40	5	IP	10m spacing
Kanunga 1 W	3	580340	9776460	9776520	60	7	IP	10m spacing
Kanunga 1 W	3	580340	9776560	9776570	10	2	IP	10m spacing
Kanunga 1 W	3	580340	9776620	9776660	40	5	IP	10m spacing
Total Soil samples (50gm Aqua Regia)						144

Note: Although 144 samples were planned, a total of 135 samples were collected.

Table 3: Summary of soil sample results across Schlumberger VES anomalies

Schlumberger Profile	Range (ppb Au)	No of samples
579540E	2-4	4
580340E	1-10	14
580500E	2-14	7
580820E	3-5	5

Follow-up investigation into a number of soil anomalies ranging from 80 ppb to 1,260 ppb gold that occur in the eastern part of the license, east of Kanunga 1 was undertaken. These anomalies were found to lie within the boundary of Kanunga School and unfortunately permission to re-sample these positions was denied by the school authorities. However, soil sampling on 25 meters centers along 100 meter spaced N-S traverses on either side of the school did reveal a slight increase in anomalous soil values from 30 to 200 ppb Au (Map 1).

Similarly, follow-up investigations of the soil anomalies to the west of Kanunga 1 were also completed at Target 3. These soil anomalies lie approximately 300 meters east from a circular magnetic structure, interpolated to represent an intrusive body. No outcrop is present but the topography is noted to be slightly raised above the surrounding plains. Sampling was undertaken along 100 meter spaced N-S traverses with a sample spacing of 25 metres. Results returned low gold-in-soil anomalies ranging between 18 to 30 ppb Au across all three traverse lines. Repeat sampling taken at the sample position that returned 400 ppb Au (2009) returned 25 ppb Au.

The results of the 135 soil samples from all target areas are shown in Map 1 and summarized in Table 4.

Table 4: Summary of assay results from soil sampling undertaken in the second quarter

Range (ppm Au)	Quantity	%
0-10	64	47.41
10-25	55	40.74
25-50	12	8.89
50-100	3	2.22
>100	1	0.74
Totalsamples	135	100.00

A Pitting and trenching program was undertaken east of Kanunga 1 and close to the eastern boundary of the PL, to validate the anomalous Rotary Air Blast (RAB) intercepts reported in 2009 (Table 5)

Table 5: Trench program to the east of Kanunga 1.

TRID	Target	Phase 1		Phase 2	Inter	Sample	Sample No.		Mbuga Depth		Reference	Intersections	Comments
KANUNGA 1 EAST			From	To	(m)				Expected	Actual
		Orientation pit		Trench			From	To	(m)	(m)
		Easting	Northings	Northings
KNT52	1	581980	9776994	9777000	6	3	A28532	A28534	5	1	KNRAB-051	6m@0.36g/t Au
KNT53	1	582047	9776996	9777010	14	7	A28525	A28531	2	1	KNRAB-052	1m@1.76g/t Au
KNT54	1	582094	9776998	9777006	8	4	A28521	A28524	5	0.5	KNRAB-053	3m@1.44g/t Au
KNT55	2	583136	9777036	9777046	10				4		KNRAB-067	2m@3.48g/t Au	Not dug-School
KNT56	2	583240	9777006	9777014	8				4		KNRAB-069	3m@0.64g/t Au	Not dug-School
KNT57	2	583344	9776996	9777002	6	3	A28507	A28510	3	0.5	KNRAB-071	6m@0.84g/t Au
KNT58	2	583388	9776994	9777006	12	7	A28501	A28506	5	1.2	KNRAB-072	11m@1.32g/t Au	Stone layer #28538
KNT59	2	583294	9777200	9777210	10	6	A28511	A28515	3	0.4	KNRAB-075	3m@1.80g/t Au	Laterite #28539
KNT60	2	582546	9776596	9776606	10	5	A28516	A28520	4	1.4	KNRAB-020	2m@0.71g/t Au
KNT61	2	581784	9776594	9776604	6	3	A28535	A28537	1	1	KNRAB-005	27m@0.27g/t Au
Total Trench metres					94
Total						38

Orientation pits were first dug to establish the depth of the “mbuga” cover over the position of the mineralized intersection. In all cases the “mbuga” cover was found to be less than 3 meters thick allowing for a number of short NS trenches to be excavated across the anomaly. A total of 94 meters of trenches and 47 channel samples were planned. However, due to the presence of the school only 76 meters of trench was excavated and 30 channel samples collected.

Granite was encountered in all trenches underlying a narrow stone layer and +1 meter thick “mbuga” clay top soil . One trench did intersect a non-magnetic diabase dyke. Channel samples collected on 2 meter intervals, were analysed by 50 gm Fire Assay at SGS Laboratory Mwanza, but returned no anomalous values. However, a sample of the transported quartz “stone layer” lying above the basement granite did return a value of 2.28g/t Au. It appears that the anomalous RAB intercepts may be the result of contamination from the stone layer and therefore does not represent an in situ anomaly.

Map 2: Kanunga 1 East showing soil anomaly over school and mini-trenches across anomalous RAB intercepts.

Suguti (PL3966/2006)

Exploration work has commenced on the Suguti PL. Gradient IP surveys have been partly completed across the PL. Mapping and soil sampling programs have been completed over “non-mbuga” covered area in the northern and southern parts of the Suguti License. Soil sampling has been conducted on a 400 meter x 50 meter grid in which a total of 544 samples, including 26 blank samples, have been collected and analyzed by SGS Laboratory, Mwanza using Aqua Regia (Table 4).

A total of 544 samples have been collected from the Suguti project of which includes 26 blank samples.

Table 4: Statistical summary of soil sample results collected at Suguti PL

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

Map 3: Residual Gradient IP map of the Suguti North Prospect showing main lithologic contacts, soil anomalies, termitaria and Schlumberger VES surveys across Targets 1 and 2.

A reconnaissance examination has been made on the north-western side of the license at Target 2. A single artisanal pit is present on a NW-SE trending narrow quartz vein within felsite rocks. A number of low order threshold soil anomalies occur in the vicinity and these anomalies may reflected an intersection of two NE and NW trending lineaments.

Exploration work has been limited to infill soil sampling, pitting and termite sampling over targets 1 and 2 as well as a single Schlumberger VES N-S profile across Target 1 during the quarter.

1.	Infill Soil Sampling

Infill soil sampling on 25 meter centers along the existing soil sample traverses, in order to better define the soil anomalies both at Target 1 and 2 , was completed during the previous quarter, (Table 5). A total of 106 samples were submitted to SGS Laboratory Mwanza for Aqua Regia analysis of gold, the results of which are summarized in Table 5. Additional sampling along 200 metre spaced N-S infill lines is planned (Table 9).

Table 5: Infill soil sampling program across Target 1 and 2

SUGUTI N	Target	Section	From	To	Interval (m)	Planned Sample	Collect Sample	Reference	Comments
Suguti NE	1	583400	9802850	9802350	500	10	10	Soil*	25m spacing
	1	583000	9802650	9802000	650	13	14	Soil*	25m spacing
	1	582600	9802350	9801800	550	11	12	Soil*	25m spacing
	1	582200	9802150	9801200	950	19	19	Soil*	25m spacing
	1	581800	9801900	9801050	850	17	17	Soil*	25m spacing
	1	581400	9801650	9800900	750	15	14	Soil*	25m spacing
Suguti NW	2	579000	9802000	9801500	500	10	12	Soil*	25m spacing
	2	578600	9801950	9801750	200	4	5	Soil*	25m spacing
	2	578000	9802500	9802150	350	14		Soil	25m spacing
	2	577600	9802650	9802300	350	14		Soil	25m spacing
	2	577200	9802650	9802350	300	12	3	Soil	25m spacing
Total						139	106

Sample depth approximately 0.3 -0.4m
Soil* refer to infill samples on 25m spacing between previous sample positions

Table 6: Summary of soil sampling results from infill samples collected along existing sample traverses

Range (Au ppb)	No of samples	% of samples
<10	83	78.30%
25-50	16	15.10%
25-50	6	5.70%
50-100	1	0.94%
>100
Total	106

Anomalous low gold values were found to occur within the areas outlined by the existing soil anomalies.

Table 7: Planned infill soil sample traverses across Targets 1 and 2

		From	To
Target	Easting	Northing		Length	No of samples
1	582000	9801450	9801050	400	17
1	582400	9801650	9801250	400	17
1		9802300	9801900	400	17
1	581600	9801300	9800950	350	15
1	583200	9802750	9802200	550	23
1	583800	9802500	9802050	450	19
2	578800	9802000	9801750	250	11
Total					119

All intermediate sized termite mounds across Target 1 have also been sampled, panned and submitted to SGS laboratory for 500 gm BLEG (Bottle Leachable Extractable Gold) analysis. Additional three soil sample traverse lines have been completed across the IP anomaly in the NW of Target 2.

2.	Pitting

Orientation pits were dug to determine the depth of the “mbuga” as well as to test the contact between the granite and the greenstone rocks. A total of 14 pits were dug, and on average, it was found that the thickness of the mbuga varied between 0.8 to 1.20 meters (Table 8). Assay results of the underlying soil are pending.

Table 8: Suguti pits Indicating the depth of Mbuga, laterite and underlying lithologies.

SUGUTI	Target	Section	Stations	Mbuga Depth (m)	Laterite Depth(m)	Pits Depth(m)	Sample No	Au ppb	Lithology
Suguti NW	2	578000	9802150	0.40	0.90	1.60	A32105	pending	Saprock
	2	578000	9802174	0.30	0.30	1.40	A32106	pending	Saprock
	2	578002	9802201	0.60	-	1.60	A32107	pending	Granite
	2	578000	9802224	0.60	-	0.90	A32108	pending	Granite
	2	577601	9802298	0.80	0.70	1.80	A32109	pending	Saprock
	2	577602	9802326	0.80	0.20	1.20	A32110	pending	Saprock
	2	577597	9802348	0.60	0.50	1.50	A32111	pending	Granite
	2	577596	9802372	0.70	0.70	1.60	A32112	pending	Granite
	2	577200	9802352	0.80	-	1.40	A32113	pending	Dk grey soil
	2	577201	9802372	0.90	-	1.40	A32114	pending	Dk grey soil
	2	577201	9802400	0.80	-	1.40	A32115	pending	Dk grey soil
	2	577200	9802420	0.90	-	1.40	A32116	pending	Granite
	2	577198	9802446	0.90	-	1.30	A32117	pending	Granite
	2	577198	9802478	0.70	-	1.30	A32118	pending	Granite

3.	Termite samples

Termite sampling has been undertaken across the brown-red soils over Target 1 and in the south of the PL. A total of 89 samples have been collected and have been assayed. A single anomalous termite mound, located within the soil anomaly of Target 1, returned 70 ppb Au.

Banded Iron Formations in the southern part of the property, form topographic highs about 300 meters above the plains, have yet to be examined. However, no coherent anomalies other than a single point value of 160 ppb gold and a single line anomaly of 20 ppb gold was obtained from the soil sampling program. A cluster of termites were sampled close to the contact with the lower slopes of the BIF outcrop and the Mbuga cover on the western side of the PL. A number of anomalous termite mounds ranging from 40 to 230 ppb gold was identified (Map 3). Field investigation is required before any follow-up exploration is proposed.

4.	Schlumberger VES Survey

Schlumberger VES survey, consisting of five N-S profiles totaling 3.6 line-kilometers have been planned across targets 1 and 2 (Table 9). One N-S profile was completed on the eastern side of Target 1. Results revealed two sets of coincident chargeability/resistivity anomalies underlying two of the 3 ENE trending soil anomalies (Map 3).

Table 9: Schlumberger VES survey proposed across Targets 1 and 2, Suguti North prospect

			From	To
Target	Section	Easting	Northing	Northing	Length	Status
1	582600E	582600	9802500	9802100	400	Completed
1		582600	9802100	9801700	400	Completed
1		582600	9801700	9801300	400	Completed
1	581400E	581400	9801900	9801500	400	Pending
1		581400	9801500	9801100	400	Pending
1		581400	9801100	9800700	400	Pending
2	579000E	579000	9802100	9801700	400	Pending
2	578100E	578100	9802500	9802100	400	Pending
2	577500E	577500	9802700	9802300	400	Pending

Murangi(PL4511/2007)

No exploration was undertaken on the Murangi Permit during this reporting period. Furthermore, there is no record of previous exploration undertaken on this license.

Exploration is planned in January 2012 and is planned to be focused primarily on 5 ground magnetic targets. This is planned to include:

1.	Mapping of the target areas on 1:2000 scale

2.	Gradient IP survey across the entire license

3.	Auger drilling, with the Company’s recently purchased Auger Rig, across each of the Ground magnetic and IP Targets to soil sample beneath the “mbuga” cover.

Singida Gold Project

Company personnel first visited the Singida project area during March, 2009 and became aware of the high level of artisanal (small scale) gold mining that was being conducted along an estimated five (5) kilometer mineralized zone. Subsequently, on May 15, 2009, the Company signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of July 13, 2011, this director has entered into several different Mineral Properties Sales and Purchase agreements with multiple PML owners that hold title to the licenses along the mineralized zone at the Singida project area. Twenty-three (23) PML agreements were executed for an outright purchase of the PMLs and they have been completed. These twenty-three PMLs have been 100% acquired by this director in behalf of the Company. On August 9, 2011, the Company relinquished 17 PMLs. The Company also has option agreements to acquire an additional twenty (20) PMLs within a targeted area at the Singida project. Under the terms of all the agreements, if we complete all sixty (60) of the various agreements, that when combined form the Singida project area, then our total purchase consideration will be approximately $4,531,040 (TZS7,551,733,325) by February, 2013. At the option of the Company, a 2% Net Smelter Production royalty or 2% of the Net Sale Value may be substituted in place of the final payment for each PML and paid on a pro rata basis determined by the total final number of PMLs involved in a special mining license.

The Company completed a 2nd Phase Reverse Circulation drilling March 2011, centered at the Sambaru 2, 3, 4 and 5 Prospects in which 92 boreholes, totaling 9,023 meters were drilled.

An evaluation of the drill results for both Phase 1 and 2 programs has shown that gold mineralization at the Singida-Londoni project consists of narrow medium to low grade and often discontinuous lenses. The shear structures hosting the gold-rich zones typically “pinch and swell” along strike, which in places, has resulted in larger pods of limited size as at Sambaru 3 and Sambaru 4 which indicates that the gold deposits have limited potential to be developed into a major ore resource contrary to the Company’s vision of discovering substantially larger and economically viable gold deposits in the short term. In this regard, the Company believes that the nature and extent of the mineralization revealed thus far may lend itself rather towards a small-scale commercial mining operation, a joint venture or a possible sale.The Company will therefore endeavor to utilize through Joint Venture or sale the Singida assets to assist in funding its other projects.

The Company has reduced the number of PMLs that were under option from 37 to 20 PMLs and together with the remaining 23 PMLs, the mineral rights of which are owned exclusively (100%) by the Company, encompass the Sambaru 2, 3 and 4 Prospects.

The Company has recently completed a Technical report in compliance with Canadian National Instrument 43-101 and this report includes work completed on the Singida-Londoni Gold Project and the Phase 1 drilling program. It does not include results for the Phase 2 drilling program.

Buhemba Gold Project

The Buhemba Gold Project consists of two (2) Prospecting Licenses (PLs) that cover an area about 107km2.

1.    Nyanza PL4892/2007 The Nyanza PL4892/2007 is currently under renewal application . No work was undertaken during the quarter.

Previously, field investigation of the work undertaken by Randgold Resources has confirmed the presence of at least 4 areas of artisanal workings. Follow-up exploration is planned to target the known areas of artisanal mining as well as to investigate the western sheared basalt/granite contact in PL4892/2007. Although the PMLs of the artisanal workings do not form part of the PL license, we believe that the owners will be amenable to entering an option agreement. Once the Minister of Mines approves the application to renew the license, a number of E-W Schlumberger profiles are planned across the sheared contact in order to prioritize target delineation with a subsequent follow-up reverse circulation (RC) drilling program shortly thereafter.

2.    Mageta PL2979/2005 & PL5159/20090

No work has been conducted on either of the two, narrow E-W licenses, PL2979/2005 and PL5159/2009, southeast of Buhemba town during the quarter. Reconnaissance Field investigation involving mapping and selective soil and termite sampling is planned for the 4th Quarter.

Kiabakari East (PL7142/2011)

The Kiabakari East Project is located approximately 55 kilometers southeast of Musoma town, in the Mara Region. The PL, covering 15.2 square kilometres and lying within the central part of the Musoma-Mara Greesntone Belt, was granted by the Ministry of Mines in April 2011.

The PL was previously investigated by Randgold Resources who excavated a number of N-S trenches across a small hill, rising some 50 meters above the landscape, comprising of Banded Iron Formation (BIF) rocks in the central to southern part of the PL. They also undertook 3 N-S drill fences, totalling 24 reverse circulation drill holes, along strike to the east of the BIF hill. No information is currently available. Minor artisanal mining activities are present on the BIF hill. Recently, the eastern part of the license has been invaded by + 500 artisanal miners who have exposed a N-S trending gold bearing structure hosted by a quartz porphory dyke within a metasedimentary rock sequence.

Exploration Strategy

Detailed mapping of the BIF hill and immediate environs were initially undertaken. A number of trenches and artisanal pits were cleared of bush and selective sampling, including grab samples and 2 meter composite channel samples along the sidewall of the trenches and at the base of the pits, were collected (Map 4). The BIF is intensely folded and in places sheared. Fold axes trend NW-SE with an apparent plunge to the SE. Artisanal activity is selectively mining the quartz veinlets within the shear zones. A total of 33 rock samples were collected across the BIF hill and submitted to SGS laboratory Mwanza for 50 gm Fire assay for gold. Results are summarized in Table 10.

Regional geological mapping and in-house ground magnetic survey along 200 meter spaced N-S traverse lines, and totalling 78.2 line-kilometres, were completed across the license. The license is divided by the eastward flowing Kyarano river which appears to flow along the contact beween the granite hills to the north and the meta-sedimentary rocks to the south which comprise mainly of argillites and BIF. A outcrop of basalt containing dessiminated pyrite is noted in the NW corner of the license, north of the Kyarano river and forms the western contact with the granite hills. Results of the 5 rock samples taken of the pyritised basalt are pending.

A total of 106 termites was collected during mapping. No visible gold (VG) was noted in any of the panned samples. Selective termites samples, based on the regolith profile, are planned to be submitted to SGS Laboratory for 500 gm BLEG analysis for gold.

Map 4: Geology of BIF Hill showing position and grade of channel samples

Table 10: Summary of pits and trench samples collected from the BIF hill.

Trench ID	From	To	Interval	Au (g/t )
KP001	0	1.8	1.8	3.05
KP002	0	1.0	1.0	2.32
KP003	0	0.9	0.9	0.70
KP004	0	2.0	2.0	2.55
KP005	0	1.2	1.2	1.52
KP006	0	1.2	1.2	1.32
KP007	0	2.0	2.0	4.43
KP008	0	1.0	1.0	3.31
KP009	0	0.8	0.8	4.11
KP013	0	2.0	2.0	0.81
KP014	0	2.0	2.0	0.98
KP016	0	1.0	1.0	2.87

KP018	0	3.0	3.0	2.37
KP019	0	2.0	2.0	1.59
KP020	0	9.4	9.4	0.40
KP021	0	1.7	1.7	2.88

Uyowa Gold Project

The Uyowa Gold project consists of seven (7) Prospecting Licenses (PLs) that cover a total area of 900 square kilometers in the west central area of Tanzania. Exploration has largely been focused in the northern part of the license block.

Exploration Strategy

Exploration work on the Uyowa Project commenced on PL3425/2007, Target 3, in January 2011 and continued until the onset of the rainy season in early May:

Aeromagnetic data was acquired from the geological Survey, Dodoma and re-processed and interpreted.

Remote sensing studies were undertaken using various Band ratios with Landsat Imagery and was used in conjuction with field mapping.

Ground magnetic surveys on 200 meter N-S traverse lines were undertaken across the eastern part of Target 3 in which a total of 35 traverses amounting to 265 line-kilometers were completed before exploration closed down for the rainy season.

Soil sampling on 400 meter x 50 meter centers was completed across the eastern part of Target 3 in which 1057 soil samples were collected and analysed for gold by SGS Laboratory, Mwanza. A number of anomalous soil sample values ranging from 30 ppb to 420 ppb gold, occurring close to the eastern boundary of the license, require follow-up field investigation.

Field work re-commenced in the last week of July with attention being focused on the northern PL5153/2008.

Landsat and ASTER image interpretation using the various mineral index ratios had been previously completed across the PL. Both ENE and cross-cutting NW structures were noted cross-cutting a large circular feature around which the Igombe river flows northwards from the eastern side of the PL and around to the western side before draining off to the SW.

An option agreement was made on 4 of the 11 locally owned PMLs that cover the main area of artisanal mining. At the same time there was a local gold rush into the area with the artisanal miners targeting the previously known workings.

Exploration by Ashanti in 2003 identified 4 narrow zones of gold mineralization having an east-west strike length of some 300 meters with grades up to 27.16 g/t gold over 4 meters across a zone of artisanal pits. Artisanal mining has currently exposed the mineralizing E-W structures across some 900 meters in strike length with pitting continuing across the lateritic soils further out along strike to the east.

Exploration was immediately focused on mapping in detail the zone of artisanal workings as well as evaluating the mineralization being exposed by the artisanal miners. A number of shafts were selectively chosen on approximately 80 meters spaced centers along the trend in order to coincide with the planned N-S drilling grid. A total of 25 shafts and pits were channeled sampled across the working face at the base of the shafts having depths of between 5 to 22 meters. Samples were collected across the narrow mineralised vein, which ranged between 10 to 35 centimeters wide as well as hanging and footwall zones. A total of 47 samples were collected and submitted to SGS Laboratory for 50 gm Fire Assay. Results are summarized in Table 10. Mapping indicated a narrow, high grade quartz-rich gold bearing zone containing dissiminated pyrite, striking ENE and dipping steeply to the north beneath a 10 meter thick sand and lateritic duricrust cover.

A Reverse Circulation drill program was planned and executed during September and October. A total of 2,470 meters of drilling was completed. Drilling was aimed at testing the strike extensions of the known mineralised gold mineralization. Drill samples were collected across the gold bearing zones on 1 meter intervals with the results consequently representing a diluted grade to those higher grade assays that were over narrow widths within the artisanal shafts (Table 10).

Unlike the central and eastern part of the Prospect, which is represented by a single mineralised structure, the western part comprises of at least 4 mineralised veins that generally, not only have increased widths, but, from the results received to date, also reflect substantially higher gold grades, across a strike length of some 300 meters and to a vertical depth of 60 meters below surface (Table 11, Map 5).

Table 11:Summary of reverse circulation drill results

BHID	Total Depth (m)	Section	Azimuth (deg)	Decline (deg)	From (m)	To (m)	Interval (m)	Grade (g/t Au)
URC001	80	390600E	180	-50	25	28	3	0.68
URC002	60	390680E	180	-50	10	15	5	0.55
and					45	46	1	0.73
URC003	80	390520E	180	-50	30	31	1	3.14
and					58	59	1	6.61
URC004	90	390440E	180	-50	77	79	2	6.35
URC005	60	390760E	180	-50	2	4	2	24.00*
and					43	45	2	2.32
URC006	100	390520E	180	-50	59	60	1	2.01
URC008	50	390840E	180	-50	38	39	1	7.73
URC009	80	390840E	180	-60	64	65	1	1.00
and					71	74	3	1.49
URC010	70	390920E	180	-50	48	49	1	1.42
URC011	80	391000E	180	-50	60	61	1	0.76
URC012	100	390360E	180	-50	57	58	1	1.87
				and	60	65	5	0.98
URC013	70	390280E	180	-50	19	28	9	7.95
(Including 24.65 g/t over 2 metres)
URC014	80	390040E	180	-65	40	42	2	11.41
				and	53	63	10	4.10
(including 33.3 g/t Au over 1 metres)
URC015	55	390120E	180	-70	26	28	2	1.23
URC017	70	389960E	180	-55	7	10	3	10.41
and					36	42	6	17.6
(including 103g/t over 1 metre)
URC018	130	389960E	180	-60	15	28	13	4.06
(including 24.8 g/t over 1 metre)
and					77	81	4	2.01
URC024					48	49	1	1.32

*lateritic duricrust
Boreholes URC013 to URC018 were drilled in the western part of the prospect.

Map 5: Drilling grid showing increase number of gold bearing structures in the western part of the trend

A single drill hole, collared 400 meters to the east of the artisanal workings, targeted the interpolated position along strike of the mineralised shear zone. A number of zones of pyrite mineralization and associated silicification with quartz veining and minor visible gold were noted down-hole indicating the persistence of the mineralised shear zone for at least some 1700 meters along strike.

Prior to commencing the reverse circulation drill program, both a ground magnetic survey and Schlumberger VES profiling was undertaken: The in-house ground magnetic survey was conducted along 200 meter spaced N-S traverses across the central part of PL5153/2008, covering a total area of 75 square kilometers. The ground magnetic signature reflects a large isoclinal E-W trending fold, whose northern limb is coincident with the trend of the known gold mineralization. A N-S graben structure on the western end of the trend coincides with the last of the artisanal workings. This area, unlike the artisanal site where laterite is often exposed on surface, is overlain by sand cover for some 500 metres to the west before lateritic soils are again present suggesting possible continuation of the mineralised trend further westwards.

Schlumberger VES orientation, N-S profiles of 300 meters in length were undertaken across the zone of artisanal workings in order to test and define the mineralised zone before applying the method to trace the mineralisation along strike as well as testing a number of ground magnetic targets (Table 12). A total of 12 N-S profiles, amounting to 3.60 line-kilometers, of the 24 planned planned profiles were completed before the end of the drilling program. Results of the orientation survey across the artisanal mining site indicated that a number of profiles reflected coincident chargeability/resistivity anomalies over the known mineralization.

Table 12: Schlumberger Survey - Uyowa PL5153/2008

	From		To
	East (Arc
Section	60)	North (Arc 60) N	orth (Arc 60)	Az	Length	Comments	Status
390040E	390040	9506300	9506000	180	300	Central (Orientation)	Completed
390120E	390120	9506300	9506000	180	300	Central (Orientation)	Completed
389960E	389960	9506300	9506000	180	300	Central (Orientation)	Completed
390600E	390600	9506350	9506050	180	300	East	Completed
391000E	391000	9506400	9506100	180	300	East	Completed
391400E	391400	9506450	9506150	180	300	East	Completed
389700E	389700	9506250	9505950	180	300	West	Pending
389320E	389320	9506150	9505850	180	300	West	Pending
388920E	388920	9506100	9506800	180	300	West	Pending
390760E	390760	9505500	9505200	180	300	Target 3	Completed
391400E	391400	9505350	9505050	180	300	Target 3	Completed
392000E	392000	9505450	9505150	180	300	Target 2	Pending- Priority
392920E	392920	9506700	9506400	180	300	Target 2	Completed
392120E	392120	9506600	9506300	180	300	Target 2	Completed
394340E	394340	9506800	9506500	180	300	Target 2	Completed
	394340	9506500	9506200	180	300	Target 2	Completed
395700E	395700	9506500	9506200	180	300	Target 2	Pending- Priority
	395700	9506200	9505900	180	300	Target 2	Pending- Priority
392040E	392040	9505400	9505100	180	300	Target 3	Pending
394340E	394340	9505300	9505000	180	300	Target 3	Pending
392920E	392920	9505400	9505100	180	300	Target 3	Pending
388760E	388760	9506900	9506600	180	300	Target 4	Pending
389720E	389720	9507300	9507000	180	300	Target 4	Pending
390600E	390600	9507600	9507300	180	300	Target 4	Pending

A number of Schlumberger profiles were undertaken along the interpreted northern “limb” of the E-W trending antiform towards the apparent fold closure in the eastern side of the PL. Results revealed a number of coincident chargeability and resistivity anomalies across the “limb” of the fold. A single borehole was drilled, 3.36 kilometers east from the artisanal workings, to test the magnetic signature and IP Schlumberger anomalies along the fold arc. The area is overlain by red lateritic soils. Drilling intersected a number of zones of increased magnetite alteration down-hole. No pyrite or silicification were noted and in effect the borehole failed to intersect any mineralisation. A second borehole was drilled to test a similar ground magnetic signature that is present within the “inner” core of the fold zone 1.20 kilometers to the south of the artisanal workings and within the NW-SE structural corridor that defines the higher grade portion of the mineralised zone to the north. Although no assay results are currently available, the borehole did intersect an anomalous 4 meter zone of disseminated pyrite mineralization overlying a zone of magnetite-rich granitic gneiss.

Regional mapping of granitic gneiss outcrops to the south-east of the zone indicate the presence of sinsitral NW-SE faults zones. These faults may have a controlling influence where they cross the ENE-SWS gold bearing shear zone as is seen by the improved gold grades and widths in the western part of the artisanal mining area (Map 5). Such features are important structural controls for other gold deposits elsewhere in the Lake Victoria Gold Belt.

Soil sampling is currently in progress over a 200 meter x 50 meter N-S grid. A total of 1151 samples of 1 kilogram each have been collected to date. Based on the regolith mapping, 533 samples were selectively chosen across red-brown lateritic soils, prepared on site to 80 mesh and submitted, together with 5% Blanks (29 samples), to SGS Laboratory Mwanza for gold and arsenic determination by Aqua Regia in ppb and ppm levels respectively. The remaining samples were collected largely over sand cover and will be retained for possible later submission if warranted by further mapping.

Results indicate that 92% of all samples returned gold values below 10 ppb. No arsenic is present with all sample values being below detection limit (<20 ppm), refer Table 13. All the anomalous gold values occur as single point values along the known E-W zone of gold mineralization. A single maximum value of > 200 ppb gold occurs some 450 meters south of the mineraliased trend.

Table 13: Summary of soil sample results collected over PL 5153/2008

Range (ppb Au)	Samples	Blanks
<1	61	10
1-10	428	19
10-20	25	-
20-30	7	-
30-40	5	-
40-50	1	-
>50	6	-
Total	533	29

Termitaria sampling has been focused in testing the underlying geochemistry of the various ground magnetic and structural targets. A total of 279 termite mounds of intermediate to cathedral in size have been sampled and approximately 1 kg of sample has been panned at site. Results are generally disappointing with only a few termites returning a single nugget of gold. A number of large termites exist on the artisanal workings and these also failed to return any gold. It is believed that the near surface water table level coupled with sand cover as well as the laterite duricrust has restricted the use of termite mounds as a geochemical sampling method in this district.

An in-house, gradient array IP survey is currently in progress across 200 meter spaced N-S traverses and will cover a total area of 40 square kilometers. Results, together with the ground magnetic survey, mapping and soil geochemistry, is expected to refine and improve the structural interpretations and target definition across the project area.

Additional targets evolving from the IP interpretation will be further tested by Schlumberger VES profiles in order to prioritize targets for a later RAB program to be planned in 2012.

Prior to embarking on a RAB program, a short diamond drill program of 1000 metres is recommended to help define structural controls in the western part of the ENE trending mineralised shear zone with the aim of planning additional drilling to increase the resource potential of the prospect.

On going exploration on PL3425/2007 to the south is planned to include:

1.	Ground checking of Landsat and ASTER imaging by following up on a number of iron alteration zones.
2.

Field investigation and follow up sampling through termitaria/soil/pitting/trenching on any of the delineated soil anomalies as delineated from the earlier soil sampling program that was completed prior to the rainy season earlier in the year.

3.	Selected Gradient IP surveys and Schlumberger VES profiling across delineated targets.
4.	RAB/RC drilling over prioritized targets.

Handeni Gold Project

The Handeni Project, comprising of three (3) Prospecting Licenses and covering a total area of 200.59 square kilometers (Table 15), is located approximately 240 kilometres by road north-west of Dar es Salaam and some 30 kilometers south of Handeni town within the Handeni District (Map 6). The Company has acquired 100% of PL7148/2011 as well as entering into an option to purchase agreement for 100% of PL7002/2001 and PL4816/2807 (Table 14).

Map 6:Location map of the Handeni Project

Table 14:Details of Handeni Region Prospecting Licenses

LicenseID	Area	Area(km2)
7002/2011	Amani	172.36
7148/2011	MkulimaEast	12.00
4816/2007	Mkulima	16.23
Total		200.59

The area, situated outside the known boundary of the Tanzanian Craton, has long been overlooked as a major exploration target due to primarily the nature of the high grade metamorphic rocks not being considered suitable to host major gold deposits. Increased attention is now being paid to this area that is situated between the known Tanzanian Craton and the Proterozoic Mozambique Mobile Belt.

The geology of the region is represented by high grade metamorphic rocks within the amphibolite to granulite facies comprising of feldspar-quartz–biotite and garnet-hornblende-biotite gneisses and pegmatites aligned along a regional northwest-southeast trend. The host lithologies for gold mineralisation as reported by Canaco Resources are comprised of garnet-silica altered amphibolite together with minor biotite-kyanite-quartz-feldspar gneisses. Folding, with fold axes aligned along the regional structure are evident at Magambazi, where they form, in conjunction with the favourable mafic lithologies, the primary controls to the gold mineralisation.

Exploration Strategy

Prior to commencing fieldwork, the following desktop studies were undertaken:

  Structural interpretation of the regional Government Aerognetic data across the area
  Landsat interpretation using the various mineral indexes and alteration ratios.

Stream sediment sampling is currently being conducted over all of the licenses in order to evaluate the potential of the licenses under option as swiftly as possible.

The dominant drainage patterns are from the north-west to the south-east and are generally defined along major lithological contacts particularly between units of amphibolite and quartz-feldspar gneiss. The Mligazi River, transecting the SW corner of Mkulima PL4816/2007 and the Kwale River draining the Amani PL7002/2011 are the main river systems that drain both license areas. Secondary tributaries are developed along the NE-SW cross-cutting structures. Regional stream sediment sampling has been planned on 1st, 2nd, 3rd and 4th order tributaries from the 1:50,000 scale topography maps (Map 7). To date a total of 120 samples have been collected from the Mkulima PL, in which a 1 kilogram sample was panned on site and a 500 gm sample has been submitted to SGS Laboratory to test for bottle–leachable-extractable gold (BLEG). Approximately 210 stream sediment samples are planned to be collected from Amani PL7002/2011.

Map 7: Stream Sediment Sampling Program for Handeni Region Prospecting Licenses

Mkulima PL4816/2007&Mkulima East PL7148/2011

Stream sediment sampling and mapping of the drainages were undertaken across the adjoining licenses. Samples were collected above the confluences of streams from the gravel layer whenever possible, sieved to 1mm in the field and bagged as two x 500 gm samples – one of the samples to be panned at site for visible gold and the other sample being submitted to SGS Laboratory, Mwanza to test for bottle–leachable-extractable gold (BLEG).

Based on the first round of pan results, a number of areas within the PLs were selected for follow-up stream sediment sampling. Selective soil sampling was undertaken across prospective lithologies of amphibolite gneiss.

A total of 198 stream sediment samples and 128 soil samples were collected. Results are summarised in Table 15 and Map 7.

Table 15: Summary of stream sediment and soil geochemistry results across the Mkulima PLs

Range (ppb Au)	Stream sediment	Soil sample
<10	152	120
10-20	21	6
20-30	18	2
30-40	4	-
40-50	-	-
>50	3	-
Total	198	128

Two main targets (Targets 1 and 1a) were identified on Mkulima PL4816/2008 (Map 8).

The amphibolite ridge, constituting Target 1, lies immediately to the north of the active artisanal alluvial site in the Milgazi river, located immediately south of the license boundary. Additional stream sediment samples were collected from the drainages around the ridge of Target 1. Results were mostly below detection limit (<10ppb Au) indicating that the ridge is barren of gold.

In the northwestern part of the PL at Target 1a, a number of artisanal pits were noted in the southeasterly flowing dry river bed that runs along the contact between pegmatitic and amphibolitic gneisses. The artisanal workings, from which minor gold was panned, were found to be test pits, commonly found in most of the drainages in the area and do not consitiute an active artisanal site. Additional stream sediment sampling failed to encounter any increase in gold. A 700 metre N-S traverse line, along which soil samples were collected every 25 metres was undertaken over the artisanal workings and across the amphibolite hill to the north (Map 8). Most of the results returned values below detection limit with a maximum value of 20 ppb gold being noted. As a further check, a 1.80 kilometer E-W sampling traverse was completed from the artisanal pits across the amphibolite ridge to the east with samples collected every 25 metres. All the results returned gold values below detection limit. A further E-W sample line was completed along the northern boundary of the PL, some 800 metres from the previous sample line, to test the western part of the amphibolite ridge. Although minor gold was noted in the drainages in the far NE corner of the PL, all the soil results returned gold values below detection limit.

Map 8: Stream sediment anomaly map showing potential target areas for follow up stream and soil sampling

At the end of the 3 month option period PL4816/2007 was considered to have little potential to host a gold deposit and was subsequently retuned to the owner.

One target (Target 2) was identified to the east on the adjoining PL7148/2011. Results of the stream sediment sampling indicated gold-in-streams draining to the west off a small NW-SE trending ridge in the central part of the license (Map 8). Old artisanal working were noted on the western hill slope in which outcrops of garnet-kyanite- biotite and amphibolite gneisses occur. A follow-up 200 metre x 25 metre E-W soil sample grid (Map 7), in which 165 soil samples have been collected, has recently been completed. Results are pending.

Amani PL7002/2011
The PL, covering an area of 170 sqaure kilometers, is located 32 kilometers southeast of Handeni town and 5 kilometers northeast of the Mkata junction which lies on the main tar road to Tanga.

The license is underlain by alternating lithologies of amphibolites, biotite-garnet-amphibolite gneisses and quartz-feldspar and pegmatatic gneisses striking NW-SE. Low angle reverse thrusts trending NNW-SSW to N-S are noted in the central and western parts of the license (Map 9). These thrust planes are considered to be related to the Proterozic Mozambique Mobile Belt that becomes increasingly evident towards the SE. Streams, often defining lithological contacts, drain the area to the southeast.

Exploration Strategy

Stream sediment sampling has mainly been undertaken across the western part of the license, west of the main Mkata/Handeni road . Currently, the streams in the eastern part of the license are being sampled. A total of 253 stream sediment samples have been collected and panned, the results of which are indicate in Table 16 and Map 9.

At least 5 target areas were outlined from the anomalous gold-in-streams for follow up soil sampling and mapping. Addditional stream sediment targets will require field investigation, checking and mapping prior to initiateing selective soil sample programs (Map 9).

Table 16:Summary of stream sediment and soil geochemistry results across the Amani PL

Range (ppb Au)	Stream sediment	Soil*
<10	168
20-30	43
20-30	25
30-40	7
40-50	3
>50	7
Total	253	447

* Of the 447 soil samples collected, 246 samples have been submitted for analysis

A single stream sediment sample collected from Target 5 in the northern most part of the PL and which panned 4 grains of visible gold, returned the highest grade of 2.45 gm/t gold so far noted from streams within the license.

Map 9: Stream sediment anomalies and soil sampling targets on Amani PL7002/2011

Alluvial mining by artisanal miners is active in the SW corner of the license. The streams containing the gold drain off two N-S trending ridges of amphibolitic gneiss that cover a combined strike length of 1.7 kilometers (Targets 2 and 4).

Soil sampling, along an E-W grid on 200 meters x 25 meters sample intervals, has been completed. Results are pending.

Although evidence of minor artisanal activity is noted elsewhere on the license, particulary as test pits and shafts within the drainage systems, no mining is currently being done. A number of small pits have been excavated on the massive amphibolite ridge in the northern part of the license but were found to be barren of gold. The southern slope of the amphibolite ridge and contact between the amphibolite and the quartz-feldspar gneiss to the south has been soil sampled on a 200 meter x 50 meter grid across a strike length of 2.5 kilometers (Target 1). Due to discrepancies in the initial results of some of the samples, the grid is to be re-sampled. Anomalous stream sediment values are noted further along strike of the amphibolite ridge towards the NW corner of the license (Target 1).

Although stream sediment sampling has shown that gold is present on the Amani PL, follow-up soil sampling programs across these target areas are planned to define the extent of this gold mineralization.

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

Under the terms of the mineral properties sales and purchase agreements the Company has completed initial option payments in the amount of $2,058,322. As of September 30, 2011, the Company has acquired 100% of 23 PMLs. The Company relinquished 17 PMLs and has the option to acquire 20 additional and different PMLs in the Singida area. Pursuant to the original agreement and the subsequent addendums, the Company agreed to pay approximately $360,000 on January 23, 2013 and $2,340,000 on February 24, 2013 or at the option of the Company, a 2% Net Smelter Production royalty or 2% of the Net Sale Value may be substituted in place of the final payment for each PML and paid on a pro rata basis determined by the total final number of PMLs involved in a special mining license.

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

On May 30, 2011, the Company entered into a Prospecting License Purchase Agreement with Manga Mining Company to acquire a 100% interest in a certain prospecting license located in the Handeni Tanga District of Tanzania. On September 20, 2011, the Company terminated this agreement.

On July 1, 2011, the Company entered into a Prospecting License Purchase Agreement with I. M. Kwematuku Export Trade Ltd. to acquire up to 100% interest in a certain prospecting license located in the Handeni Tanga District of Tanzania.

On July 19, 2011, Guardian Investment Ltd, a related party, on behalf of the Company, entered into a mineral properties option agreement to acquire four Primary Mining Licenses (PMLs) within the license area of the Uyowa project.

General

The following is a discussion and analysis of our plan of operation and results of operations for the three and six month period ended September 30, 2011, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Plan of Operation

As of September 30, 2011, we had working capital of approximately $977,000. We plan to spend approximately $175,000 for our property acquisitions and $1,660,000 for exploration activities fox next twelve months, with work being conducted on several projects including soil sampling, trenching and drilling. We will need to raise additional funds to finance the exploration activities on our projects. There is no assurance that such financing would be available at this time.

Our estimated expenses over the next twelve months are as follows:

Cash Requirements during the Next Twelve Months

Expense	($)
Property acquisition and holding costs	175,000
Exploration expenses	1,660,000
Professional fee	180,000
General and administration fee	985,000
Total	3,000,000

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

RESULTS OF OPERATIONS

Three and Six Month Summary
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	$-	$-	$-	$-
Expenses	1,013,380	1,024,814	1,417,038	1,550,803
Other income (expenses)	(823,841)	1,251	661,623	(78)
Net Income (Loss)	$(1,837,221)	$(1,023,563)	$(755,415)	$(1,550,881)

Revenue

We had no operating revenues for the three and six month period ended September 30, 2011 and 2010. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations.

Operating Costs and Expenses

The major components of our expenses for the three months and six months ended September 30, 2011 and 2010 are outlined in the table below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Amortization and depreciation	8,925	5,810	16,051	11,586
Exploration costs	290,940	377,947	343,996	482,401
General and administrative	88,627	91,973	157,453	122,412
Impairmenet of mineral property acquisition costs	371,612	281,065	371,612	281,065
Management and director fees	9,000	28,500	14,000	60,000
Professional fees	94,504	187,789	194,529	500,105
Salaries	147,243	27,308	292,230	52,091
Travel and accommodation	2,529	24,422	27,167	41,143
Total Expenses	1,013,380	1,024,814	1,417,038	1,550,803

General and Administrative Expenses

The $3,346 decrease in our general and administrative expenses for the three month period ended September 30, 2011 as compared to the same period in fiscal 2010 and the $35,041 increase in our general and administrative expenses for the six month period ended September 30, 2011 as compared to the same period in fiscal 2010 was primarily due to increase in computer related expenses, office rent and insurance expenses.

Liquidity and Capital Resources

Working Capital

	September 30, 2011	March 31, 2011
Current Assets	$1,169,259	$3,071,597
Current Liabilities	192,568	961,420
Working Capital	$976,691	$2,110,117

Cash Flows
Six Months Ended
September 30, 2011
Cash used in Operating Activities	$(602,399)
Cash provided by Investing Activities	(582,123)
Cash provided by Financing Activities	-
Net Increase (Decrease) in Cash	$(1,184,522)

We had an approximately cash balance of $1,098,000 and working capital of $977,000 as of September 30, 2011 compared to cash of $2,282,901 and working capital of $2,110,117 as of March 31, 2011. We anticipate that we will incur approximately $1,165,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Going Concern

The unaudited financial statements accompanying our quarterly report on Form 10-Q for the quarter ended September 30, 2011 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2011, we had cash of $1,098,000 and we estimate that we will require approximately $1,165,000 for general and administration costs and professional fees, and $1,835,000 for property acquisition holding and exploration costs associated with our plan of operation over the next twelve months. Although we have sufficient funds for general and administration activities, we do not have sufficient funds for planned mineral property acquisition and exploration activities and therefore we will be required to raise additional funds.

The advancement of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We had an approximate cash balance of $1,098,380 and working capital of $977,000 as of September 30, 2011 compared to a cash balance of $2,282,902 and working capital of $2,110,177 as of March 31, 2011 and we estimate that we will require approximately $3,000,000 for costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We intend to raise additional funds from another equity offering or loans. At the present time, we are attempting to raise additional money, but there is no assurance that we will be successful. If we need additional funds and are unable to raise them, we will have to suspend or cease operations until we succeed in raising additional funds.

Outstanding shares and options

As of November 14, 2011, we have 97,458,733 shares of common stock outstanding, 4,600,000 stock options outstanding and 21,404,901 warrants outstanding.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-

dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

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

There were no changes in our internal control over financial reporting during the three month period ended September 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 20, 2011, the Company signed license purchase agreements to acquire one prospecting license comprising the Handeni Project. The total consideration was $113,250, of which $77,250 was paid on April 29, 2011 and $36,000 is due on receipt of license. On September 14 and September 20, 2011 the Company paid a finder’s fee of $30,000 in cash and issued 400,000 common shares with a fair value of $108,000. We issued these shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933.

On April 20, 2011, the Company signed license purchase agreements to acquire one prospecting license comprising the Buhemba Project. The total consideration was $112,150, of which $89,650 was paid on April 29, 2011 and $22,500 is due on receipt of license. On September 14 and September 20, 2011 the Company paid a finder’s fee of $30,000 in cash and issued 400,000 common shares with a fair value of $108,000. We issued these shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933.

On May 30, 2011, the Company signed prospecting license purchase agreements comprising the Handeni Project to acquire one prospecting license. The total consideration includes:

1)	paying $10,000 within 5 days after execution date. The payment was made on June 6, 2011;

2)

On September 14 and 20, 2011, the Company paid $3,000 in cash and issued 30,000 common shares with a fair value of $8,100. We issued these shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933.

On September 20, 2011, the Company terminated this agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on June 6, 2007)

3.2	Certificate of Amendment dated December 7, 2010 (incorporated by reference from our Current Report on Form 8-K dated December 10, 2010)

3.3	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K filed on June 7, 2011)

4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2 filed on June 6, 2007)

4.2	Form of Warrant Certificate for Offering Completed September 7, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.1	License (incorporated by reference from our Registration Statement on Form SB-2, filed on June 6, 2007)

10.2	Amendment to License Agreement, dated June 3, 2008 (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)

10.3	Option Agreement with Geo Can Resources Company Limited (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2009)

10.4	Binding Letter Agreement with Kilimanjaro Mining Company Inc. (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2009)

10.5	Consulting Services Agreement with Stocks That Move (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2009)

10.6	Consulting Agreement with Robert Lupo (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 22, 2010)

10.7	Addendum to the Consulting Agreement with Robert Lupo (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 22, 2010)

10.8	Finder’s Fee Agreement with Robert A. Young and the RAYA Group (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2019)

10.9	Termination of the Consulting Agreement with Robert Lupo (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2010)

10.10	Consulting Agreement with Clive Howard Matthew King (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2010)

10.11	Consulting Agreement dated October 7, 2010 between the Company and Misac Noubar Nabighian (incorporated by reference from our Current Report on Form 8-K filed on October 13, 2010)

10.12	2010 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K filed on October 13, 2010)

10.13	Stock Exchange Agreement with Kilimanjaro Mining Company, Inc. and their selling shareholders (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2009)

10.14	Form of Subscription Agreement for Offering Completed September 7, 2010(incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

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

No	Owners Name
S01	Pius Joackim Game in Parenership with Mustafa Kaombwe and Msua Mkumbo
S03	Mohamed Suleimani and Partners Plus Chombo, Alfred Joakim and Heri S. Mhula
S04	Maswi Marwa In Partnership with Robert Malando, Andrew Julius Marando and Mathew Melania
S05	John Bina Wambura in Partnership with Fabiano Lango
S06	Elizabeth Shango

Exhibit
Number	Description

S07	Athuman Chiboni in Partnership with Maswi Marwa and Robert Malando
S08	Malando Maywili in Partnership with Charles Mchembe
S09	Robert Malando
S10	Raymond Athumani Munyawi
S11	Jeremia K. Lulu in Partnership with Agnes Musa, Juma Shashu, Neema Safari, Neema Tungaraza, Safari Neema Tungaraza, Safari Meema and Simon Gidazada
S12	Heri S. Mhula and partners Samweli Sumbuka, Plus Gam and Shambulingole
S13	Limbu Magambo Nyoda and Partners Saba Joseph, Bakari Kahinda
S14	Shambuli Sumbuka in Partnership with Limbu Gambo
S15	Salama Mselemu
S16	John Bina Wambura in Partnership with Bosco Sevelin Chaila; Plus Game; Saimon Jonga
S17	John Bina Wambura in Partnership with Jumanne Mtemi; Anton Gidion; Bosco Sevelin Chaila; Plus Game; Saimon Jonga
S18	Limbu Magambo in Partnership with Pous GamI and Shambuli Sumbuka
S19	Lukas Mmary in Partnership with Henry Pajero, John Bina, Massanja Game, Mwajuma Joseph, Mwita Magita and Plus Game
S20	Maswi Marwa In Partnership with Shagida malando; Marwa Marwa; Benidict Mitti and Fred Mgongo
S21	Mustafa IDD Kaombwe
S22	Mustafa IDD Kaombwe in Partnership with Mahega Malugoyi; Julias Kamana; Ramadhani Lyanga and Abas Mustafa
S23	Ramadhani Mohamed Lyanga In partnership With Mustafa Kaombwe and Bethod Njega
S24	Ales David Kajoro in partnership with Henry Ignas; Daud Peter and Julias Charles Rugiga
S25	Joel Mazemle in Partnership with Christina Mazemle, Plus Chombo and Limbu Magambo Nyoda
S26	Idd Ismail in Partnership with Bakari Abdi, Elizabeth U. Yohana, Emanuel Marco, Hamisi Ramadhan, Husein Hasan, Mnaya Hosea, and Sanane Msigalali

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

10.20	Mineral Financing Agreement between the Company and Ahmed Magoma dated October 19, 2009~~*~~ (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.21	Property Purchase Agreement between Geo Can Resources Company Limited and

Kilimanjaro Mining Company, Inc dated May 5, 2009(incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.22	Amendment to Mineral Financing Agreement between the Company and Ahmed Magoma dated October 27, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.23	Declaration of Trust of Geo Can Resources Company Limited dated July 23, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.24	Form of Subscription Agreement for non US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)

10.25	Form of Subscription Agreement for US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)

10.26	Consulting Agreement dated April 26, 2011 between David Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)

10.27	Consulting Agreement dated April 26, 2011 between Roger Newell and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)

10.28	Employment Agreement dated April 26, 2011 between Heidi Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)

10.29	Employment Agreement dated April 26, 2011 between Ming Zhu and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)

10.30	Geita Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

Exhibit
Number	Description

10.31	Kalemela Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

10.32	North Mara Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

10.33	Singida Option Agreement dated May 6, 2011 among Otterburn Ventures Inc., the Company and Ahmed Abubakar Magoma (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

99.2	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)

99.3	Disclosure Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE VICTORIA MINING COMPANY, INC.

By	/s/ David Kalenuik
David Kalenuik
President, and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2011

By	/s/ Ming Zhu
Ming Zhu
Chief Financial Officer
(Principal Accounting Officer and Principal
Financial Officer)

Date:	November 14, 2011