Form 10-Q
period 2011-12-31
Lake Victoria Mining Company, Inc.
filed 2012-02-14
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

2

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
Yes [ ]    No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of February 14, 2011, there were 97,458,733 shares of common stock, par value $0.00001, outstanding.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)

December 31, 2011

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31,	March 31,
	2011	2011
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets

Cash and cash equivalents	390,390	2,282,902
Advances and deposits (Note 3(e))	71,190	32,684
Amounts receivable (Note 7(e))	–	256,968
Advances to related party (Note 3)	–	499,043
Total Current Assets	461,580	3,071,597
Property and Equipment (Note 5)	138,774	103,302
Mineral Properties (Note 7)	611,400	–
Total Assets	1,211,754	3,174,899

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	39,853	212,721
Accounts payable to related party (Note 3)	12,920	624,773
Accrued expenses	–	119,540
Other payables (Note 6)	27,581	4,386
Total Liabilities	80,354	961,420

Commitments (Note 10)
Subsequent Events (Note 11)

Stockholders’ Equity

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; No shares issued and outstanding (Note 8)	–	–

Common Stock, 250,000,000 shares authorized, $0.00001 par value; 97,485,733 shares issued and outstanding (March 31, 2011 - 96,346,900) (Note 8)	975	964
Additional Paid-in Capital	16,142,289	15,620,475
Common Stock and Warrants Issuable (Notes 8(c))	–	35,000
Deficit Accumulated During the Exploration Stage	(15,011,864)	(13,442,960)
Total Stockholders’ Equity	1,131,400	2,213,479
Total Liabilities and Stockholders’ Equity	1,211,754	3,174,899

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

					Accumulated From
					December 11, 2006
	Three Months Ended		Nine Months Ended		(Date of Inception) to
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenue			–	–	–

Expenses
Amortization and depreciation	9,991	6,030	26,042	17,617	64,144
Exploration costs (Notes 3 and 7)	324,110	599,097	668,106	1,041,498	3,681,018
General and administrative	57,679	57,790	244,275	183,842	2,205,048
Impairment of mineral property acquisition costs (Note 7)	–	187,426	371,612	468,491	11,514,703
Management and director fees	9,000	28,500	23,000	88,500	547,017
Professional and consulting fees (Note 3)	33,148	116,678	198,535	616,783	3,490,681
Salaries	141,822	25,004	434,052	77,095	577,734
Stock-based compensation	213,825	1,593,989	213,825	1,593,989	1,807,814
Travel and accommodation	23,877	18,515	51,044	56,018	383,675

Total Operating Expenses	813,452	2,593,029	2,230,491	4,143,833	24,271,834

Operating Loss	(813,452)	(2,593,029)	(2,230,491)	(4,143,833)	(24,271,834)

Other Income (Expenses)
Loss on sales of short-term investments (Note 4)	–	–	(757,489)	–	(752,489)
Foreign exchange loss	(707)	(4,528)	(70,361)	(5,224)	(156,123)
Interest income	671	487	2,014	2,164	10,601
Interest expense	–	(156)	–	(518)	(1,045)
Loss on debt settlement	–	(47,762)	–	(47,762)	(63,752)
Other income	–	–	–	–	15,900
Income from options granted on
mineral properties (Note 7)	–	–	1,487,423	–	1,487,423
Total Other Income (Expenses)	(36)	(51,959)	661,587	(51,340)	540,515

Net Loss	(813,488)	(2,644,988)	(1,568,904)	(4,195,173)	(23,731,319)
Net loss attributable to non-controlling
interest	–	–	–	–	8,719,455
Net Loss Attributable to the Company	(813,488)	(2,644,988)	(1,568,904)	(4,195,173)	(15,011,864)

Net Loss Per Share – Basic and Diluted	(0.01)	(0.04)	(0.02)	(0.06)

Weighted Average Shares Outstanding	97,485,733	74,178,000	97,150,295	70,343,000

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Nine Months Ended		December 11, 2006
	December 31,		(Date of Inception) to
	2011	2010	December 31, 2011
	$	$	$
Operating Activities
Net Loss	(1,568,904)	(4,195,173)	(15,011,864)
Adjustments to reconcile net loss to cash used in operating activities
Amortization and depreciation	26,042	17,617	64,144
Directors’ compensation share payments	–	–	35,000
Impairment of mineral property acquisition cost	371,612	468,491	11,514,703
Loss in subsidiary attributed to non-controlling interest	–	–	(8,719,455)
Loss on debt settlement	–	–	63,752
Loss on sales of investments	757,489	–	752,489
Restructuring charges	–	–	(110,019)
Share payment for consulting services	48,900	118,200	2,746,498
Share payments received for options granted on mineral properties	(990,000)	–	(990,000)
Stock-based compensation	213,825	1,593,989	1,807,814
Changes in operating assets and liabilities:
Increase in advances and deposits	(38,506)	(33,160)	(71,190)
Decrease in amounts receivable	256,968	–	–
Decrease (Increase) in advances to related parties	499,043	(21,125)	12,920
Decrease (Increase) in accounts payable	(784,721)	69,618	39,856
Decrease in accounts payable – acquisition	–	(61,482)	–
Decrease in accrued expenses	(119,540)	–	–
Increase (Decrease) in other payables	23,195	(18,591)	27,581
Net Cash Used In Operating Activities	(1,304,597)	(2,061,616)	(7,837,771)
Investing Activities
Acquisition of property and equipment	(61,514)	(6,182)	(202,918)
Cash payment for acquisition of mineral properties	(758,912)	(468,491)	(4,221,703)
Proceeds of subsidiary stock issuances	–	–	1,600,300
Purchase of investment	–	–	(5,000)
Proceeds from sales of investments	232,511	–	242,511
Net Cash Used In Investing Activities	(587,915)	(474,673)	(2,586,810)
Financing Activities
Proceeds from note payable	–	12,750	–
Repayment of note payable	–	(12,750)	–
Proceeds from issuance of stock, net	–	1,700,362	10,828,971
Payment for cancellation of stock	–	–	(14,000)
Net Cash Provided By Financing Activities	–	1,700,362	10,814,971
Net (Decrease) Increase In Cash	(1,892,512)	(835,927)	390,390
Cash at Beginning of Period	2,282,902	955,401	–
Cash at End of Period	390,390	119,474	390,390

Non-cash Investing and Financing Activities
Accounts receivable exchanged for long-term investment	–	–	460,019
Accounts receivable exchanged for mineral property acquisition	–	–	1,039,981
Investment acquired through payable	12,500	–	12,530
Receivable exchange for long-term investment	–	–	10,000
Share payments received for options granted on mineral properties	990,000	–	990,000
Stock issued for mineral interest acquisition costs	224,100	–	7,904,400
Stock issued for services	–	118,200	2,382,523
Stock issued for subscription receivable	–	102,037	33,275
Stock issued to settle debt	83,900	–	230,227
Supplemental Disclosures
Interest paid	–	518	1,045
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
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

As of December 31, 2011, none of the Company’s mineral property interests had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As shown in the accompanying financial statements, the Company has an accumulated deficit of $15,011,864 incurred through December 31, 2011. The Company has no revenues. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to continue the exploration for gold and uranium. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at December 31, 2011, and the results of its operations and cash flows for the nine-month periods ended December 31, 2011 and 2010. The results of operations for the period ended December 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
December 31, 2011
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Business Combinations

The Company follows the guidance in ASC 805, Business Combinations, and ASC 810, Consolidation. The net loss attributable to non-controlling interest recognized from inception to quarter ended December 31, 2011 was previously the minority interest held by certain passive shareholders at the consolidated financial statement level of Kilimanjaro, and whose interests were eliminated for accounting purposes by the August 7, 2009 share exchange agreement. The Company, after August 7, 2009, had no further non-controlling interests.

As of December 31, 2011, a cumulative loss of $8,719,455 had been attributed to the non-controlling interest of the Company’s controlled subsidiary.

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of December 31, 2011, the Company had 26,004,901 dilutive securities outstanding.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

As of December 31, 2011, the Company has approximately $15,000 deposited at FDIC insured banks in the United States. FDIC deposit insurance covers the balance of each depositor’s account up to $250,000 per insured bank.

As of December 31, 2011, the Company has approximately $262,000 deposited in Canada including $147,066 (CAD$157,000) of guaranteed investment certificates bearing variable interest at prime rate less 1.95% that is cashable any time without any penalties and $33,825 (CAD$ 34,500) of guaranteed investment certificates bearing variable interest at primate less 2.05% which is restricted in use for corporation credit cards.

As of December 31, 2011, the Company has 8,423,000 Tanzania Shillings (approximately $5,200) and $107,000 deposited in Tanzania. The Deposit Insurance Board in Tanzania insures up to 1,500,000 Tanzanian Shillings (approximately $960 as of December 31, 2011) per customer per bank. Any amount beyond the basic insurance amount may expose the Company to loss.

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

When the Company has capitalized mineral property costs, these properties will be periodically assessed for impairment of value. Once a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method. During the nine months ended December 31, 2011, the Company records its interests in mining properties and areas of geological interest at cost. The Company has capitalized mineral properties costs of $611,400 and $Nil for the nine months ended at December 31, 2011 and 2010, respectively.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of December 31, 2011.

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

The Company’s financial instruments consist principally of cash, advances and deposits, amounts receivable, accounts payable, accounts payable to related party and other payables.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of December 31, 2011 as follows:

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	i)	Financial Instruments (continued)

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2011
	$	$	$	$
Assets:
Cash and cash equivalents	390,390	–	–	390,390
	390,390	–	–	390,390

k)	Foreign Currency Translation

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

At December 31, 2011, $120,000 of property and equipment and $611,400 of mineral properties are located in Tanzania. Although Tanzania is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

m)	Income Taxes

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

n)	Stock-Based Compensation

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
December 31, 2011
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

As of December 31, 2011, the Company owed $9,920 (March 31, 2011 - $121,480) to Geo Can for reimbursement of licenses holding costs paid on behalf of the Company which has been included in accounts payable to related parties. Refer to Note 7.

b)

At December 31, 2011, the Company owed $3,000 (2010 - $nil) of directors fees to the directors of the Company which has been included in accounts payable to related parties. During the nine months ended December 31, 2011, the Company incurred $23,000 (2010 - $88,500) of directors fees to a Director of the Company.

	c)	During the nine months ended December 31, 2011, the Company incurred $3,750 (2010 - $nil) of accounting fees to the individual related to an officer.

	d)	During the nine months ended December 31, 2011, the Company incurred $31,500 (2010 - $70,500) of geologist consulting fees to a director.

	e)	As at December 31, 2011, the Company held $27,750 in trust with a company sharing a common director, which has been included in advances and deposits.

4.	Short-term Investments

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

5.	Property and Equipment

At December 31, 2011 and March 31, 2011, property and equipment consisted of the following:

	As at December 31, 2011			As at March 31, 2011
			Net			Net
		Accumulated	Book		Accumulated	Book
	Cost	Amortization	Value	Cost	Amortization	Value
	$	$	$	$	$	$
Mining tools and equipment	143,271	43,690	99,581	101,495	25,278	76,217
Vehicle	12,800	1,493	11,307	–	–	–
Furniture and equipment	12,077	3,164	8,913	10,101	1,794	8,307
Computer and software	34,770	15,797	18,973	29,808	11,030	18,778
	202,918	64,144	138,774	141,404	38,102	103,302

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)
(Unaudited)

6.	Other Payables

As of December 31, 2011 and March 31, 2011, the Company withheld payroll deductions of $27,581 and $4,386, respectively, to conform to local tax law.

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

The following is a summary of the continuity of mineral property acquisition costs during the nine-month period ended December 31, 2011 :

	Kalemela Gold Project $ (a)	Geita Project $ (b)	Kinyambwiga Project $ (c)	Singida Project $ (e)	Uyowa Project $ (f)	North Mara $ (g)	Handeni Project $ (h)	Buhemba Project $ (i)	Other Projects $	Total $
March 31, 2011	-	-	-	-	-	-	-	-	-	-
Related payments:
Cash consideration	-	-	-	350,512	40,000	-	226,250	142,150	-	758,912
Shares issued	-	-	-	-	-	-	116,100	108,000	-	224,100
Impairment	-	-	-	(350,512)	-	-	(21,100)	-	-	(371,612)
December 31, 2011	-	-	-	-	40,000	-	321,350	250,150	-	611,400

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)
(Unaudited)

7.	Mineral Property Acquisition and Exploration Costs (continued)

The following is a summary of mineral property exploration costs incurred during the nine-month period ended December 31, 2011:

	Kalemela $ (a)	Geita $ (b)	Kinyamb wiga $ (c)	Suguti $ (d)	Singida $ (e)	Uyowa $ (f)	North Mara $ (g)	Handeni $ (h)	Buhem ba $ (i)	Other Project $	Total $
Camp, Field Supplies and Travel	-	-	15,534	11,608	27,093	36,138	4,266	15,670	5,071	4,209	119,589
Drilling Cost	-	-	-	-	364,159	151,425	-	-	-	-	515,584
Geological consulting and Wages	288	1,992	55,995	19,029	110,988	104,074	16,448	59,730	16,602	27,617	412,764
Geophysical and Geochemical	-	-	3,207	7,691	56,056	47,016	167	13,982	743	(124)	128,739
Parts and equipment	-	-	6,153	2,192	1,235	9,992	101	2,068	330	72	22,144
Vehicle and Fuel expenses	-	-	11,059	11,631	14,309	21,992	5,656	15,552	4,372	2,074	86,646
Report and Study	-	-	-	-	1,018	4,913	-	-	-	-	5,931
Expense reimbursements	-	-	-	-	(623,290)	-	-		-	-	(623,290)
	288	1,992	91,947	52,151	(48,431)	375,550	26,638	107,003	27,118	33,849	668,106

a)	Kalemela Gold Project

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
December 31, 2011
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

Under the terms of these agreements, if the option to purchase is completed on all these PMLs, then the total purchase consideration would be approximately $4,682,074 (TZS7,551,733,325,outstanding option payments in US Dollar amount is estimated with an exchange rate of 0.00062 as at December 31, 2011), payable by February 24, 2013. At the option of the Company, a 2% Net Smelter Production royalty or 2% of the Net Sale Value may be substituted in place of the final payment for each PML and paid on a pro rata basis determined by the total final number of PMLs involved in a special mining license.

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

On February 7, 2011, a director signed fourth addendums to the Singida mineral properties sales and purchase agreements on behalf of the Company. The fourth addendums revised the payment terms of the second addendum. Based on the revised terms, the third instalment of approximately $922,900 was divided into three payments, with $92,065 paid on February 9, 2011, $181,998 paid on March 10, 2011 and $646,030 due on August 9, 2011. On August 9, 2011, the Company relinquished 17 PMLs and paid $350,512 to retain the option to acquire 20 additional PMLs. The option payment of $350,512 was impaired and recorded in the consolidated statement of operations. At December 31, 2011, the Company has 100% acquired 23 PML agreements.

On May 6, 2011, the Company entered into an option and joint venture agreement with Otterburn. On May 20, 2011, the Company received option payment of $300,770 in cash and 1,100,000 common shares of Otterburn with a fair value of $495,000.

On June 21, 2011, Lake Victoria Resources, a subsidiary of the Company, entered into a service agreement with Otterburn to perform all recommended exploration work on optioned properties. As per the agreement, Otterburn agreed to reimburse exploration costs incurred on Singida project from March 2011 up to the day of termination. As of December 31, 2011, the Company received total reimbursements from Otterburn were $880,258. As of March 31, 2011, $256,968 was receivable from Otterburn under this agreement.

On July 8, 2011, Otterburn terminated the option and joint venture agreement. On July 22, 2011, the Company sold 1,100,000 Otterburn shares to unrelated parties at a price of CAD$0.10 per share. Refer to Note 4.

As of December 31, 2011, under the terms of the mineral properties sales and purchase agreements the Company has completed option payments in the amount of $2,058,322. Pursuant to the original agreement and the subsequent addendums, the Company will pay approximately final payment $360,000 on January 23, 2013 and $2,340,000 on February 24, 2013. At the option of the Company, a 2% Net Smelter Production royalty or 2% of the Net Sale Value may be substituted in place of the final payment for each PML.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)
(Unaudited)

7.	Mineral Property Acquisition and Exploration Costs (continued)

	f)	Uyowa Project

As a part of the Geo Can Agreement the Company owns 100% interest in the Uyowa project’s prospecting licenses. The Uyowa Gold project consists of seven prospecting licenses and a total of eleven legal PMLs.

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

As of December 31, 2011, the North Mara Project comprised of nine prospecting licenses.

On May 6, 2011, the Company entered into an option and joint venture agreement with Otterburn. On May 20, 2011, the Company received option payment of $92,015 in cash and 500,000 common shares of Otterburn with a fair value of $225,000. On July 8, 2011, Otterburn terminated the option and joint venture agreement. On July 22, 2011, the Company sold 500,000 Otterburn shares to unrelated parties at a price of CAD$0.10 per share. Refer to Note 4.

h)	Handeni Project

On April 20, 2011, the Company signed license purchase agreement to acquire one prospecting license. The total consideration was $113,250, of which $77,250 was paid on April 29, 2011 and $36,000 was paid on July 14, 2011. On June 14 and June 20, 2011 the Company paid a finder’s fee of $30,000 in cash and issued 400,000 common shares with a fair value of $108,000.

On May 30, 2011, the Company signed prospecting license purchase agreement to acquire a second prospecting license. The total consideration was $450,000 of which $10,000 paid on June 16, 2011. On June 14 and 20, 2011, the Company paid $3,000 in cash and issued 30,000 common shares with a fair value of $8,100. On September 20, 2011, the Company terminated this purchase agreement. Capitalized acquisition costs of $21,100 were determined to be impaired.

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

As of December 31, 2011, the Company owns 100% interest of Mbinga project’s prospecting licenses.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)
(Unaudited)

8.	Capital Stock

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of December 31, 2011, the Company has not issued any preferred stock.

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

On November 4, 2011, the Company re-priced the exercise price of 120,000 stock options with an exercise price of $0.29 per share to $0.15 per share. The maturity date was also extended from October 7, 2013 to November 4, 2014. These stock options were granted on October 7, 2010 and originally expire on October 7, 2013. Modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental stock based compensation is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. During the nine months ended December 31, 2011, the Company recognized an incremental compensation cost of $3,510 for these modified stock options.

On November 4, 2011, the Company re-priced the exercise price of 4,080,000 stock options with an exercise price of $0.45 per share to $0.15 per share. The maturity date was also extended from October 21, 2013 to November 4, 2014. These stock options were granted on October 21, 2010 and originally expire on October 21, 2013. Modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental stock based compensation is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. During the nine months ended December 31, 2011, the Company recognized an incremental compensation cost of $161,531 for these modified stock options.

On November 4, 2011, the Company granted 100,000 stock options to an officer and 300,000 stock options to a senior geological consultant at an exercise price of $0.15 per share which will expire on November 4, 2014. All stock options are non-qualified and vested immediately. The weighted average grant date fair value of stock options granted during the nine months ended December 31, 2011 was $0.12. The fair value of the options was estimated using the Black-Scholes pricing model based on the following assumptions: dividend yield of 0%; risk-free interest rate of 0.37%; expected life of three years; and volatility of 263%. During the nine months ended December 31, 2011, the Company recorded stock-based compensation of $48,784 for these stock options.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)
(Unaudited)

9.	Stock Options and Warrants (continued)

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
		$		$

Outstanding, March 31, 2011	4,200,000	0.15*
Granted	400,000	0.15
Exercised	–	–
Cancellation	–	–

Outstanding, December31, 2011	4,600,000	0.15	2.85	–

Exercisable, December 31, 2011	4,600,000	0.15	2.85	–

*March 31, 2011 weighted average exercise price was revised to the November 4, 2011 option amendment agreement

At December 31, and March 31, 2011, the Company did not have any unvested options.

The following table summarizes the continuity of the Company’s warrants:

	Number of		Weighted-
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Upon	Exercise	Contractual	Intrinsic
	Exercise	Price	Term (years)	Value
		$		$

Outstanding, March 31, 2011	41,404,901	1.08	1.27
Expired	(20,000,000)	0.30		-

Outstanding, December 31, 2011	21,404,901	0.93	1.26	-

The Company had the following warrants outstanding as of December 31, 2011:

	Exercise Price per
	Share	Shares Issuable
Expiration Date	$	Upon Exercise

September 9, 2012	1.25	1,350,501
January 28, 2013 (1)	1.25	10,473,000
August 13, 2013 (2)	0.40	4,790,700
August 13, 2013 (2)	0.60	4,790,700
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
December 31, 2011
(Expressed in US dollars)
(Unaudited)

10.	Commitments

a)

On May 15, 2009, Kilimanjaro signed a Mineral Financing Agreement with a director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (PMLs) in the Singida area of Tanzania. As of December 31, 2011, this director has entered into Mineral Properties Sales and Purchase agreements with various PML owners of which 23 PML Option to Purchase agreements have been completed. These PMLs have been 100% acquired and the Company has the option to acquire 20 additional and different PMLs in the Singida area. Under the terms of the mineral properties sales and purchase agreements the Company has completed option payments in the amount of $2,058,322. Pursuant to the original agreement and the subsequent addendums, the Company will pay approximately final payment $360,000 on January 23, 2013 and $2,340,000 on February 24, 2013. At the option of the Company, a 2% Net Smelter Production royalty or 2% of the Net Sale Value may be substituted in place of the final payment for each PML. (see Note 7(e)).

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

d)

On May 11, 2010, the Company entered into an agreement with a consultant to provide services as a Senior Geological Consultant. In consideration of the foregoing the Company will pay a base compensation of $15,000 per month for the first six months, to be increased to $20,000 per month after the initial six months; eligibility of a bonus of 100,000 shares of common stock at the end of six months; and at the end of 12 months the Company will grant the consultant 300,000 stock options. On November 9, 2010, the Company issued 100,000 shares of common stock to the consultant. On October 21, 2010, the Company passed a board resolution to grant the Consultant 500,000 stock options at an exercise price of $0.45 per share. On November 11, 2010, the Company signed an amendment with the consultant to the original May 11th consulting agreement. The amendment extended the term of the agreement to three years and the Company agreed to pay $17,500 per month for the first 12 months and $20,000 per month thereafter. The Company granted the Consultant 300,000 stock option on November 4, 2011 (Refer to Note 9). The Company will grant the Consultant 300,000 stock options on each of November 1, 2012 and 2013.

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)
(Unaudited)

11.	Subsequent Events

a)

On February 8, 2012, the Company engaged Jones, Gable & Company Limited (the “Sponsor”) to sponsor the Company’s listing application to the TSX Venture Exchange to close by April 30, 2012. The Sponsor will conduct due diligence of the Company and its directors and officers and be paid fees estimated to be CDN $40,000 plus taxes and reimbursement of the Sponsor’s expenses. The Sponsor has a first right of refusal to manage any brokered financing of the Company until February 1, 2014.

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

Recent Corporate Developments

During the nine months period ended December 31, 2011, we experienced the following significant corporate developments:

1.

On May 10, 2011, the Company entered into four joint venture and option agreements with Otterburn Ventures Inc. (“Otterburn”) pursuant to which Otterburn had the right to acquire up to an undivided 70% interest (the “Options”) in and to certain Primary Mineral Licenses (“PML’s”) and Prospecting Licenses (“PL’s”). As of December 31, 2011 Otterburn paid cash of US$1,487,423 and completed the issuance of 2,200,000 common shares to Lake Victoria.

2.

On May 30, 2011, the Company entered into a prospecting license purchase agreement with Manga Mining Corp, to acquire a 100% interest of one prospecting license located in the Handeni District of Tanzania. On September 20, 2011, the Company terminated this agreement. The Company has paid $13,000 in cash and issued 30,000 common shares with a fair value of $8,100.

3.

On July 1, 2011, the Company entered into a prospecting license purchase agreement with I. M. Kwematuku Export Trade Ltd, to acquire up to 100% interest of one prospecting license located in the Handeni District of Tanzania. The toal consideration includes to pay $470,000 to earn up to 90% of interest and pay $1,500,000 on or before September 21, 2015 to earn final 10% interest. The Company has completed payment of $70,000 to the vendor as at the date of this quarterly report.

4.

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

6.

On November 4, 2011, the Company cancelled 4,200,000 stock options granted on October 7 and October 21, 2010 to directors, officers and consultants, and issued 4,200,000 stock options at an exercise price of $0.15 to the same directors, officers and consultants which expire on November 4, 2014. The Company also granted 100,000 stock options to an officer and 300,000 stock options to a senior geological consultant at an exercise price of $0.15 per share which expire on November 4, 2014.

7.

At the Company’s 720 square kilometer Uyowa Gold Project, reverse circulation drilling during the latter part of 2011 identified two narrow, but continuous, gold rich zones extending about 1.3 kilometers in strike length. Reconnaissance investigation is currently underway on the Uyowa block of licenses, located 40 kilometers southeast of the Kahama South license. A number of ground magnetic anomalies within the licenses are being targeted with soil and termite sampling programs. During the second quarter of 2012, a second phase drilling program of 3000 meters of Reverse Circulation and 1000 meters of diamond drilling are planned at the Target 1 location. At least seven ground magnetic targets within the northern license are to be prioritized for a Rotary Air Blast (RAB) drilling program during the course of this year.

8.

Towards the latter part of 2011, the Company had commenced opening a number of the old collapsed trenches across the BIF hill at the Kiabakari East Prospect located within the central part of the Musoma- Mara Greenstone Belt in the Musoma District in northeastern Tanzania. Sampling of some of the artisanal workings and shafts on the hill returned encouraging results. Mapping and channel sampling were completed before cessation of field activities and samples were submitted to SGS Laboratories, Mwanza for analysis of gold. Additional infill trenches have been planned, pending results of from this initial trench program. At the nearby Kinyambwiga property, an auger drill program is currently in progress to test strike extensions of the Kanunga 1 gold rich vein beneath areas of thin clay rich soil cover. Once completed, the auger rig will be utilised to explore coincident ground magnetic and IP gradient targets, overlain by similar soil cover, on nearby Suguti and Murangi licenses.

9.	At Kahama South, the Company has commenced a ground magnetic survey and a geologic mapping program of this 245 square kilometer project.

10.	During 2012, early stage exploration programs are planned for a number of additional Company licenses within the North Mara Greenstone Belt of northeastern Tanzania.

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

Prospective Gold Projects

The following is a brief overview of our portfolio of prospective mineral properties, the exploration developments on them where applicable and some of the details of the historical option agreements for them. During the three months ended December 31, 2011, our exploration work was primarily concentrated on the Singida, Musoma Bunda Murangi, Uyowa, North Mara and Handeni gold projects.

Musoma Bunda Murangi Gold Project

Exploration Strategy

The Company recently purchased a mobile auger rig to provide soil sampling services to its gold projects

Much of the low-lying areas, including the drainages around Lake Victoria, in the northern part of Tanzania, are covered by a blanket of dark grey clays known as Black Cotton Soil or locally as “mbuga” clays. These clays, believed to be lacustrine sediments derived from periodic flooding of Lake Victoria, have masked the underlying land surface, covering both in-situ soils and rock outcrops and allowing little to no chemical dispersion from the underlying substrate to pass through to the surface. Depths of the “mbuga” vary between a few centimeters to in excess of 10 meters thick. Exploration for mineral deposits is thus both difficult and costly.

Exploration over these “mbuga” covered areas is largely done by various geophysical techniques to map out the geophysical properties of the underlying rock sequences and the structural imprint in order to interpret potential gold targets. Follow up drilling is required to test these targets.

The Company intends to test the geophysical targets interpreted across many of their “mbuga” covered Project areas, including but not limited to the Suguti, Murangi, Kinyambwiga, Kalemela and the Tarime licenses in the Lake Victoria District by utilising the recently acquired auger rig to sample the soil/saprock interface beneath the “mbuga” by systematic sampling programs. The auger rig has the capability to drill holes to depths in excess of 20 meters and, with the specially designed sampling tool, can collect a sample at the bottom of the hole.

During this reporting period, exploration work has largely been focused on the Kinyambwiga license.

Kinyambwiga PL4653/2007

Exploration has been focused around Kanunga 1 Prospect as a continuation of the exploration activities undertaken during the 3rd Quarter which included:

i.	Schlumberger N-S profiles (17) completed along strike to the east and west of Kanunga 1 Prospect delineated 2 distinct chargeability anomalies consistent with the strike of the known structure (Map 1)

Map 1: Plan showing the location of the Schlumberger IP profiles across the interpolated mineralized structure of Kanunga 1.

ii.	Follow-up pitting and soil sampling, in which 135 soil samples were collected, was undertaken on 4 target areas:

•

Kanunga 1 Far East – within the Kanunga school perimeter and close to the eastern boundary license. Soil sampling on 25 meters centers along 100 meter spaced N-S traverses on either side of the school did reveal a slight increase in anomalous soil values from 30 to 200 ppb Au (Map 2).

•

Kanunga 1 East – some 400 meters east along strike of the artisanal working at Kanunga 1. Two N-S traverse lines spaced 50m apart and sampled at an interval of 10 meters returned low, although anomalies gold values ranging from 10 to 30 ppb gold and include 2 narrow ENE trending zones of 24- 30 ppb gold.

•

Kanunga 1 West – 300 meters east of an interpolated intrusive body. Sampling undertaken along 3 N-S traverses spaced 100 meters apart on a sample interval of 25 meters. Results returned low gold-in-soil anomalies ranging between 18 to 30 ppb Au. Repeat sampling taken at the sample position that returned 400 ppb Au (2009) returned 25 ppb Au (Map 2).

•	Schlumberger coincident chargeability/resistivity anomalies. Samples collected from pits spaced 10 meters apart across the IP anomaly, returned low gold values of <14ppb gold.

Map 2 Plan showing the position of soil anomalies

iii.

Trenching:- a pitting and trenching program was undertaken at Kanunga Far East to validate the anomalous Rotary Air Blast (RAB) intercepts reported in 2009. Of the planned 94 meters of trenching, only 76 meters were completed due to the presence of the school. Granite was encountered in all the trenches with no gold values. However, a sample of the quartz stone layer lying above the basement granite did return a value of 2.28 g/t Au. In conclusion, it appears that the anomalous RAB intercepts may have been the result of contamination from the stone layer and therefore would not represent an in situ anomaly.

iv.	Auger drilling

The auger rig arrived in country in November and has been deployed in testing the immediate strike extensions of the subsurface Kanunga 1 gold vein at the Kinyambwiga Prospect. A number of additional N-S sample traverses are planned further east along strike of the Kanunga 1 vein to validate previously reported soil anomalies (Table 1).

Table 1. Auger drill Program

KINYAMBWIGA AUGER TARGETS		NORTHINGS
KANUNGA 1 EXTENSION- WEST	SECTION E	FROM	TO	LENS	INTERVAL	SPACING	TOTAL HOLES	DATE COMPLETED	TOTAL meterS
	581020	9776805	9776815	2	10	5	3	8/11/2011	9
		9776840	9776850	1	10	5	3	8/11/2011	7.1
	580980	9776785	9776800	2	15	5	4	8/11/2011	11.5
		9776810	9776830	1	20	5	5	8/11/2011	8.8
	580940	9776765	9776785	2	20	5	5	9/11/2011	14
		9776795	9776815	1	20	5	5	9/11/2011	14
	580900	9776740	9776795	2	55	5	10	9/11/2011	5.6
KANUNGA 1 EXTENSION- EAST	581180	9776940	9777010	2	70	5	15
	581250	9776975	9777015		40	5	9
SCHOOL SOIL ANOMALY	583250	9776940	9777000		60	10	7
	583350	9776960	9777030		70	10	8	10/11/2011	22.5
	583250	9776930	9777010		80	10	9
	583150	9776910	9776990		80	10	9
	583100	9776900	9776980		80	10	9
	583050	9776870	9776960		90	10	10
	583000	9776895	9776965		70	10	8
	582950	9776870	9776950		80	10	9
	582900	9776860	9776940		80	10	9
	582850	9776850	9776920		70	10	8
	582750	9776730	9776900		170	10	18
	582700	9776730	9776890		160	10	17
	582650	9776690	9776880		190	10	20
KANUNGA 1	582000	9776930	9777140		210	10	22
	582150	9776970	9777290		320	10	33
KANUNGA 1 WEST (Intrusive)	579000	9776750	9776870		120	10	13
	578900	9776750	9776860		110	10	12
KANUNGA 3	581120	9777990	9778050		60	5	13
	581050	9778000	9778050		50	5	11
	581200	9778090	9778110		20	5	5
	581150	9778090	9778110		20	5	5
	581100	9778070	9778105		35	5	8
TOTAL							322
Completed 4th Quarter 2011

Results

A total of 39 auger holes were drilled in the latter part of 2011. Progress was seriously hampered by the onset of the rainy season. The thickness of “mbuga” cover was found to average 2.61 meters. Sampling of the immediate underlying granitic saprock was taken with care in order to ensure no contamination with the overlying “mbuga” clays. Logging of the auger hole is undertaken on site, a 1 kilo sample is collected at the bottom of the hole with the designed sample catcher, emptied into a plastic sample bag, labeled and stapled closed. The sample is then packed with the other samples in a rice sack and kept in the vehicle until the end of the day when the samples are returned for safe keeping at the field camp.

A number of N-S sample traverses on a sample spacing of 5 meters was completed on the western end of the known Kanunga 1 mineralized quartz veins in and attempt to detect the western strike extension of both Lens 1 and 2. Slightly anomalous gold values of between 20 to 40 ppb were detected in the expected strike position of both lenses for a distance of between 40 to 80 meters along strike before dropping to below detection limit (Map 3).

Map 3. Plan of Kanunga 1 Prospect showing results of Auger drill fences in tracing westerly strike of gold veins

One N-S drill fence of 8 Auger holes, spaced 10 meters apart, was completed on the eastern side of the Kanunga School Anomaly. Results indicate a cluster of anomalous values ranging between 30 ppb to 180 ppb gold and averaging 77 ppb gold over a 40 meter interval. A sample of the quartz stone layer was collect for analysis which returned 2.56 g/t gold. It is the same stone layer, located on the contact between the gramite and overlying “mbuga” and representing a transported horizon, that is responsible for the anomalous gold values noted in the RAB holes to the north (Map 4).

The auger drill program is planned to be completed in the 1st Quarter of 2012. Should results prove favorable, a trenching program will be initiated to further explore the soil anomalies.

Map 4. Kanunga 1 East and School soil anomalies

Suguti (PL3966/2006)

Previous exploration undertaken during the course of 2011, has focused mainly on the northern part of the Suguti License, north od the major NW trending Suguti Fault zone which bisects the the central part of the license.

Exploration has included:

i.	Ground Magnetic survey

ii.	IP Gradient survey

iii.	Regional Soil sampling surveys on 400 meter x 50 meter grid (554 samples) .

Regolith and geological mapping . Exposure is limited to minor rock out crops on the northern side of the Suguti Fault. Granite, containing magnetite, occurs as a hill in the northern part of the license. The granite/greenstone contact is masked by coarse textured laterite consisting of laterised basaltic and quartz fragments. The underlying greenstone rocks have been intensely sheared and iron stained along to the NW-SE trending granite contact. Brick-red soils make up the NE part of the license before being masked by the overlying “mbuga” further south.

The southern part of the license, south of the Suguti fault comprises of hills of Banded Iron Formation.

iv.

Infill soil sampling surveys on 25 meter centers along the existing soil sample traverses at Target 1 and 2 , were completed during 2nd quarter (106 samples). A number of low order threshold soil anomalies, attaining a maximum of 50 ppb gold, appear to form at least three NE trending, parallel zones of up to 2.5 kilometers strike length (Target 1).

v.	Pitting.

Orientation pits were dug to determine the depth of the “mbuga” as well as to test the contact between the granite and the greenstone rocks in the northern part of the license. A total of 14 pits were dug, and on average, the thickness of the “mbuga” varied between 0.8 to 1.20 meters (Table 2). Assay results have been received for the pits sampled (Table 2) and are shown in Map 5.

Table 2. Pits indicate the depth of the underlying lithologies in the northern part of Suguti License.

SUGUTI	Target	Section	Stations	Mbuga Depth (m)	Laterite Depth(m)	Pits Depth(m)	Sample No	Au ppb	Lithology
Suguti NW	2	578000	9802150	0.40	0.90	1.60	A32105	<10	Saprock
	2	578000	9802174	0.30	0.30	1.40	A32106	10	Saprock
	2	578002	9802201	0.60	-	1.60	A32107	<10	Granite
	2	578000	9802224	0.60	-	0.90	A32108	20	Granite

	2	577601	9802298	0.80	0.70	1.80	A32109	<10	Saprock
	2	577602	9802326	0.80	0.20	1.20	A32110	<10	Saprock
	2	577597	9802348	0.60	0.50	1.50	A32111	<10	Granite
	2	577596	9802372	0.70	0.70	1.60	A32112	<10	Granite

	2	577200	9802352	0.80	-	1.40	A32113	pending	Dk grey soil
	2	577201	9802372	0.90	-	1.40	A32114	pending	Dk grey soil
	2	577201	9802400	0.80	-	1.40	A32115	pending	Dk grey soil
	2	577200	9802420	0.90	-	1.40	A32116	pending	Granite
	2	577198	9802446	0.90	-	1.30	A32117	pending	Granite
		577198	9802478	0.70	-	1.30	A32118	pending	Granite

All Arsenic values below detection limit (<20 ppm)

Most of the pits encountered granite and failed to intersect the greenstone lithologies whose contact is further south than expected. Consequently the samples collected were barren of gold.

vi.

Schlumberger VES survey. Five N-S profiles totaling 3.6 line-kilometers have been planned across Targets 1 and 2 (Table 3). One N-S profile of 1200 meters in length was completed on the eastern side of Target 1. Results revealed two sets of coincident chargeability/resistivity anomalies underlying two of the 3 ENE trending soil anomalies in Target 1 (Map 5).

Map 5: Residual Gradient IP map of the Suguti North Prospect showing main lithologic contacts, soil anomalies, termitaria and Schlumberger VES surveys across Targets 1 and 2.

Table 3: Schlumberger VES survey proposed across Targets 1 and 2, Suguti North prospect

			From	To
Target	Section	Easting	Northing	Northing	Length	Status
1	582600E	582600	9802500	9802100	400	Completed
1		582600	9802100	9801700	400	Completed
1		582600	9801700	9801300	400	Completed
1	581400E	581400	9801900	9801500	400	Pending
1		581400	9801500	9801100	400	Pending
1		581400	9801100	9800700	400	Pending
2	579000E	579000	9802100	9801700	400	Pending
2	578100E	578100	9802500	9802100	400	Pending
2	577500E	577500	9802700	9802300	400	Pending

vii.	Termite samples

Termite sampling has been undertaken across the brown-red soils over Target 1 and in the south of the PL. A total of 89 samples have been collected and have been assayed. Results are generally poor (below detection limit). However, a single anomalous termite mound, located within the soil anomaly of Target 1, returned 70 ppb Au.

A cluster of termites were sampled close to the contact with the lower slopes of the BIF outcrop and the “mbuga” cover on the south-western side of the PL, south of the Suguti Fault. A number of anomalous termite mounds ranging from 40 to 230 ppb gold was identified (Map 5). Field investigation is required before any follow-up exploration is proposed.

Planned Exploration
Additional infill sampling along 200 meter spaced N-S travers lines at sample interval of x 25 meters is planned across Target 1 and 2. (Table 4 ).

Table 4. Planned infill soil sample traverses across Targets 1 and 2

		From	To
Target	Easting	Northing		Length	No of samples
1	582000	9801450	9801050	400	17
1	582400	9801650	9801250	400	17
1		9802300	9801900	400	17
1	581600	9801300	9800950	350	15
1	583200	9802750	9802200	550	23
1	583800	9802500	9802050	450	19
2	578800	9802000	9801750	250	11
Total					119

Once the Auger rig has completed the planned drill program at Kinyambwiga, it will be mobilised onto the Suguti Project within the 1st quarter of 2012. The rig will test the 3 soil anomalies under the “mbuga” cover within the Suguti Fault basin. An initial program of some 460 holes are planned along a number of N-S traverse on a collar spacing (sample positions) of 20 meters apart (Table 5 , Map 6)

Table 5. Auger drill program to trace the soil anomalies beneath the “mbuga” cover.

SUGUTI AUGER TARGETS		NORTHINGS
TARGET 1	SECTION E	FROM	TO	LENS	INTERVAL	SPACING	TOTAL HOLES	DATE COMPLETED	TOTAL METERS
	581600	9800940	9801800		860	20	44
	581000	9800750	9801550		800	20	41
	580600	9800600	9801400		800	20	41
	580200	9800400	9801200		800	20	41
	579800	9800200	9801000		800	20	41
	579400	9800150	9800950		800	20	41
TARGET 2	579200	9801840	9802100		260	20	14
	578800	9801790	9802050		260	20	14
	578400	9801650	9801800		150	20	9
	578000	9801440	9801800		360	20	19
	577600	9801340	9801700		360	20	19
TARGET 3	577700	9798810	9799650		840	20	43
	577300	9798850	9799750		900	20	46
	576900	9798790	9799650		860	20	44
TOTAL HOLES & SAMPLES							457
Standards							23

Map 6. Auger drill program

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

2. Mageta PL2979/2005 & PL5159/20090

A reconnaissance visit to the two, narrow E-W licenses, PL2979/2005 and PL5159/2009, southeast of Buhemba town and directly south of Mageta Village, was made during the quarter. Both licenses are located within granite terrain. Hills of granite outcrop along the northern part of PL 2979/2005 that forms a gently valley slope to the south where streams drain into the Ruvana River. The area is largely covered by black cotton soil (“mbuga”) . No outcrops rise out from the depositional plain. Furthermore no artisanal activity appears to have ever taken place on the any of the two licenses (pers.comm from local inhabitants). The area is considered not prospective for gold and is to be relinquished.

Kiabakari East (PL7142/2011)

The Kiabakari East Project is located approximately 55 kilometers southeast of Musoma town, in the Mara Region. The PL, covering 15.2 square kilometers and lying within the central part of the Musoma-Mara Greesntone Belt, was granted by the Ministry of Mines in April 2011.

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

Exploration Strategy

Detailed mapping of the BIF hill and immediate environs were initially undertaken. A number of trenches and artisanal pits were cleared of bush and selective sampling, including grab samples and 2 meter composite channel samples along the sidewall of the trenches and at the base of the pits, were collected (33 samples). The results of this sampling program is presented in the 2nd Quarterly review. The BIF is intensely folded and in places sheared. Fold axes trend NW-SE with an apparent plunge to the SE. Artisanal activity is selectively mining the quartz veinlets within the shear zones.

Follow-up trench program, in which a number of the old existing trenches, totalling 264 meters , were re-opened and sampled prior to the onset of the rainy season in December.Results are summarised in Table 6 and Map 7.

Table 6. Summary of trench results

Trench ID	Interval (m)	Au g/t
KT003	11.90	1.31
KT004	33.69	1.87
Including	4.03	6.96
KT005	2.10	1.31
KT008	28.35	1.22
KT009	22.70	1.54
KT010a	6.00	1.09

Map 7. Geology of BIF Hill showing position of sampled trenches and proposed trenches

A number of additional trenches are currently being excavated across the BIF hill to further define and trace the strike of the gold zone.

Regional geological mapping and in-house ground magnetic survey along 200 meter spaced N-S traverse lines and totalling 78.2 line-kilometers, were completed across the license. A number of infill and repeat ground magnetic N-S traverses across the southern portion of the license was undertaken to improve the quality of the data. A total of 20 lines amounting to 103.9 line-kilometers was completed and the data processed and imaged.

The license is divided by the eastward flowing Kyarano river which appears to flow along the contact beween the granite hills to the north and the meta-sedimentary rocks to the south which comprise mainly of argillites and BIF. A outcrop of basalt containing disseminated pyrite is note in the NW corner of the license, north of the Kyarano river and forms the western contact with the granite hills. Results of the rock samples are shown in Table 7

Table 7. Rock samples collected from various localities on the Kiabakari PL.

East(Arc 60)	North (Arc 60)	SANO	Au ppm	COMMENTS
597525	9799486	A28691	0.14	5cm silicified & Fe altered unit on limb of fold (IN Trench KP013)
597517	9799488	A28696	4.47	Bottom of 12m deep shaft (KP017) – BIF Hill
597024	9800548	A32247	0.02	Basalt + dessim pyrite
597226	9800638	A32248	0.02	Basalt + dessim pyrite
597086	9800718	A32249	0.01	Basalt + dessim pyrite
596944	9800614	A32250	0.04	Basalt + dessim pyrite
596200	9800782	A32454	0.02	Silicified BIF
596200	9800790	A32455	0.16	Slightly weathered BIF
596851	9800502	A32456	0.02	Quartz pophry
596886	9800530	A32457	0.04	Argillite
596855	9800604	A32458	0.02	Argillite + pyrite
596909	9800608	A32459	0.02	Argillite + pyrite

A total of 206 termites was collected during mapping . No VG was noted in any of the panned samples. Selective termites samples, based on the regolith profile and totalling 100 samples were submitted to SGS Laboratory for 500 gm BLEG analysis for gold. Results are shown in Table 8.

Table 8. Summary of termite sample results collected across the southern part of PL7142/2011

Range (ppb Au)	Samples
<10	24
10-20	44
20-30	17
30-40	9
40-50	3
>50	3

Two linear anomalies, approximately 800 meters apart and trending northwest for a strike length of some 2 kilometers occur across low topographic hills in the central to southern part of the license. The northern trend encompasses the BIF hill. Furthermore, a similar geochemical anomaly is seen to exist in the eastern side of the license where some 500 artisanal miners have been active. An in-house electrical IP survey is currently in progress, results of which, together with the ground magnetic image, will assist in understanding the geological structure of the area. A soil sampling program is to be undertaken shortly, followed by a planned diamond and reverse circulation drill program in the near future.

Planned exploration

  A number of trenches has been planned across BIF Hill (Table 9)

Table 9. Trench program at BIF Hill, Kiabakari Gold Project

	From		To
TRID	East (Arc 60)	North (Arc 60)	East (Arc 60)	North (Arc 60)	Length(m)	Az (o)
KT001	597486.50	9799550.00	597477.10	9799501.00	50	190
KT002	597512.00	9799570.00	597504.30	9799530.00	41	190
	597504.30	9799530.00	597495.37	9799480.64	48	190
KT002b	597504.75	9799528.00	597495.52	9799480.21	49	190
KT003	597531.30	9799523.80	597540.39	9799556.92	33.5	194
KT003b	597531.30	9799523.80	597524.50	9799487.20	38	190
KT004	597550.62	9799525.66	597564.35	9799561.89	39.04	202
KT004b	597551.50	9799527.80	597548.20	9799520.10	8.5	202
KT004c	597547.90	9799519.00	597539.40	9799482.30	38	194
KT005	597579.44	9799497.43	597593.74	9799534.22	42	195
KT006	597610.80	9799525.80	597593.50	9799467.60	60	195
KT007	597644.00	9799466.00	597655.48	9799505.30	44	195
KT008	597469.40	9799535.30	594488.34	9799519.64	24	130
KT008a	594488.34	9799519.64	597508.10	9799503.50	22	130
KT008b	597508.10	9799503.50	597513.90	9799495.00	11.5	147
KT008c	597513.90	9799495.00	597524.50	9799485.70	14	135
KT009	597531.30	9799523.80	597498.40	9799511.40	35	250
KT009b	597498.40	9799511.40	5974934.00	9799510.70	5	265
KT009c	597493.40	9799510.70	597486.10	9799505.50	9	235
KT010*	597534.40	9799498.30	597528.10	9799488.80	11	214
KT010b	597528.10	9799488.80	597513.60	9799477.70	18	234
Total					640.54
Completed					284.04
Outstanding					356.5

* To be deepened

  Gradient IP survey across the central and southern part of the license (Map 8)

  Select N-S Schlumberger VES traverses across the BIF Hill as well as a number of E-W traverses across the artisanal workings on the eastern side of the license

  Soil sampling survey on a 200 meter x 50 meter grid across the central and southern part of the license

Map 8. Gradient IP survey grid planned across PL7142/2011

KIABAKARI EAST LICENCE
GRADIENT IP GRID
N
A
B
C
D
596400E/
9800400N
596400E/
9798400N
9,802,000 mN
9,801,000 mN
9,800,000 mN
9,799,000 mN
9,798,000 mN
9,797,000 mN
596,000 mE
597,000 mE
598,000 mE
599,000 mE
596400E
596600E
596800E
597000E
597200E
597400E
597500E
597600E
597700E
597800E
598000E
598200E
598400E
598600E
598800E
599000E
599200E
599300E
599400E
599600E
Artesional working
0
500
1,000
metres
KP001
Mwanzabunga Hill
e sampling
1276

Uyowa Gold Project

The Uyowa Gold project, located 120 kilometers northwest of Tabora town, consists of seven (7) Prospecting Licenses (PLs) that cover a total area of 720 square kilometers in the west-central area of Tanzania. Exploration has been focused in the northern license block PL5153/2008.

Exploration Strategy

Exploration has been focused in the northern license block PL5153/2008 during the third quarter.

An option agreement was made on 4 of the 15 locally owned PMLs that cover the main area of artisanal mining. At the same time there was a local gold rush into the area with the artisanal miners targeting the previously known workings.

Exploration by Ashanti in 2009 identified 4 narrow zones of gold mineralization having an east-west strike length of some 300 meters with grades upto 27.16 g/t gold over 4 meters across a zone of artisanal pits. Artisanal mining has currently exposed the mineralizing E-W structures across some 900 meters in strike length with pitting continuing across the lateritic soils further out along strike to the east.

Exploration was immediately focused on mapping in detail the zone of artisanal workings as well as evaluating the mineralization being exposed by the artisanal miners. A number of shafts were selectively chosen on approximately 80 meters spaced centers along the trend in order to coincide with the planned N-S drilling grid. A total of 25 shafts and pits were channeled sampled across the working face at the base of the shafts having depths of between 5 to 22 meters. Samples were collected across the narrow mineralized vein, which ranged between 10 to 35 centimeters wide as well as hanging and footwall zones. Mapping indicated a narrow, high grade quartz-rich gold bearing zone containing disseminated pyrite, striking ENE and dipping steeply to the north beneath a 10 meter thick sand and lateritic duricrust cover.

A Reverse Circulation drill program was planned and executed during September and October in which a total of 2,470 meters of drilling was completed. Details and results of this drilling program were presented in the 3rd Quarter report.

In-house Gradient Array survey had commenced prior to the drilling program and continued throughout the 4th Quarter. The survey area covering 40 square kilometers on PL 5153/2008 was divided into 28 blocks of 1.1 kilometer x 2 kilometer with a N-S line spacing of 200 meters. A total of 16 survey blocks, amounting to 145 line-kilometers, was completed by the end of the year (Map 9).

Map 9. Map showing completed Gradient IP survey blocks

N
Block G
Block F
Block E
Block D
Block H
Block Z2
Block Z1
Block Z
Block Y
Block X
Block W
Block V
383000
384000
385000
386000
387000
388000
389000
390000
391000
392000
393000
9507000
9506000
9505000
9504000
9503000
Legend
IP_grids_Section
IP_grids_Block
1:20,000
0 500 1,000 2,000 Meters
IP Gradient Survey Plan.
400m Line intervals, MN = 25m and AB = 3Km per block.
UYOWA GOLD PROJECT.
PL 5153/2008
Projection: UTM ARC 1960, 36S
7th October 2011

Twelve of the 24 planned Schlumberger N-S VES profiles, amounting to 3.60 line-kilometers, of the 24 planned profiles were completed before the end of the drilling program (Table 10).

Table 10. Schlumberger Survey - Uyowa PL 5153/2008

	From		To
Section	East (Arc 60)	North (Arc 60)	North (Arc 60)	Az	Length	Comments	Status
390040E	390040	9506300	9506000	180	300	Central (Orientation)	Completed
390120E	390120	9506300	9506000	180	300	Central (Orientation)	Completed
389960E	389960	9506300	9506000	180	300	Central (Orientation)	Completed
390600E	390600	9506350	9506050	180	300	East	Completed
391000E	391000	9506400	9506100	180	300	East	Completed
391400E	391400	9506450	9506150	180	300	East	Completed
389700E	389700	9506250	9505950	180	300	West	Pending
389320E	389320	9506150	9505850	180	300	West	Pending
388920E	388920	9506100	9506800	180	300	West	Pending
390760E	390760	9505500	9505200	180	300	Target 3	Completed
391400E	391400	9505350	9505050	180	300	Target 3	Completed
392000E	392000	9505450	9505150	180	300	Target 2	Pending-Priority

392920E	392920	9506700	9506400	180	300	Target 2	Completed
392120E	392120	9506600	9506300	180	300	Target 2	Completed
394340E	394340	9506800	9506500	180	300	Target 2	Completed
	394340	9506500	9506200	180	300	Target 2	Completed
395700E	395700	9506500	9506200	180	300	Target 2	Pending-Priority
	395700	9506200	9505900	180	300	Target 2	Pending-Priority
392040E	392040	9505400	9505100	180	300	Target 3	Pending
394340E	394340	9505300	9505000	180	300	Target 3	Pending
392920E	392920	9505400	9505100	180	300	Target 3	Pending
388760E	388760	9506900	9506600	180	300	Target 4	Pending
389720E	389720	9507300	9507000	180	300	Target 4	Pending
390600E	390600	9507600	9507300	180	300	Target 4	Pending

Regolith mapping continued in the eastern part of PL5153-2008 (Map 10). Cuirasse (laterite) and quartzite rocks were noted in places although the area is largely flat lying and covered by black cotton soil (“mbuga”) . No granitic gneiss rocks were noted although reddish brown laterite soils are present. No soil sampling was undertaken across this eastern area.

Map 10. Regolith map of PL5153-2008

Soil sampling, in which 533 samples from a total batch of 1151 samples, were analysed by SGS Laboratory, Mwanza and reported in the 3rd Quarter report.

Planned exploration

•	Completion of the 5 remaining IP blocks in the eastern and northwestern parts of the grid in PL5153/2008 (Map 9).

•	Select N-S Schlumberger profiling across ground magnetic targets in PL5153/2008 (Map 11)

•	Diamond drill program to define the structural controls in the western part of the ENE trending mineralized shear zone at Target 1

•	RC program is to be planned to further evaluate Target 1

On going exploration on PL3425/2007 to the south will include:

•	Ground checking of Landsat and ASTER imaging by following up on a number of iron alteration zones

•

Field investigation and follow up sampling through termitaria/soil/pitting/trenching on any of the delineated soil anomalies as delineated from the earlier soil sampling program that was completed prior to the rainy season earlier in the year.

•	Field investigation of a number of aeromagnetic targets as interpreted from the Government survey data.

•	Selected Gradient IP surveys and Schlumberger VES profiling across delineated targets.

•	RAB/RC drilling over prioritized targets.

Map 11. Exploration targets on PL5153/2008

Handeni Gold Project

The Handeni Project, comprising of three (3) Prospecting Licenses and covering a total area of 200.59 square kilometers (Table 11), is located approximately 240 kilometers by road north-west of Dar es Salaam and some 30 kilometers south of Handeni town within the Handeni District (Map 12). The Company has acquired 100% of the mineral rights for PL7148/2011 as well as entering into an “option-to-purchase” agreement for 100% of PL7002/2001 and PL4816/2807 (Table 11).

Map 12. Location map of the Handeni Project showing the PLs in red.

Handeni
Segera
Boza
Pangani
Mkoani
Mzundu
Mwera
Tongwe
Baruc
Kwachaga
CANACO
Amani 7002/2001
Mkata
Mamboya
Mkwaja
Kimamba
Pande
Mkulima 4816/2007
Mkulima L 7148/2011
Ras Nungwi
Mkokotuni
NORTH UNG
Mahonda
Unguja
Island
Saadani
Mbwewe
Mkange
SAADANI
NATIONAL
PARK
Miono
Gama
TOWN
WEST
Koani
Zanzibar
Chwaka
Kwadirema
Msata
Kitogani
SOUTH
Kiwangwa
Lugoba
Kikoka
Bagamoyo
Kaole Ruins
Kerege
Misasa
Yombo
Chalinze
Ubenazomozi
PANDE GAME
RESERVE
Ruins
Boko
Mlandizi
Mikese
Ngerengere
Kidugallo
Kunduchi
Dar es Salaam
Kibaha
Ruvu
Magindu
Soga
Msumbisi
Ruvoma
Mzenga
Mbwamaji
Wami
N

Table 11. Details of Handeni Region Prospecting Licenses

License ID	Area	Area (km2)
7002/2011	Amani	172.36
7148/2011	Mkulima East	12.00
4816/2007	Mkulima	16.23
Total		200.59

Gold was discovered in 2003 centered around the t Magambazi village. However, the area has recently come under the spotlight as a potentially new gold district. High grade gold intersections are being reported by Canaco Resources from their drilling programs that are being conducted on their 197 square kilometer Kilindi PL located immediately west of the Company PLs (Map 12) .

The area, situated outside the known boundary of the Tanzanian Craton, has long been overlooked as a major exploration target due primarily to the nature of the high grade metamorphic rocks not being considered suitable to host major gold deposits. Increased attention is now being paid to this area that is situated between the known Tanzanian Craton and the Proterozoic Mozambique Mobile Belt.

The geology of the region is represented by high grade metamorphic rocks within the amphibolite to granulite facies comprising of feldspar-quartz–biotite and garnet-hornblende-biotite gneisses and pegmatites aligned along a regional northwest-southeast trend. The host lithologies for gold mineralisation as reported by Canaco Resources comprise of garnet-silica altered amphibolite together with minor biotite-kyanite-quartz-feldspar gneisses. Folding, with fold axes aligned along the regional structure are evident at Magambazi, where they form, in conjunction with the favourable mafic lithologies, the primary controls to the gold mineralisation.

Exploration Strategy

Prior to commencing fieldwork, the following desktop studies were undertaken:

  Structural interpretation of the regional Government Aerognetic data across the area

  Landsat interpretation using the various mineral indexes and alteration ratios.

Stream sediment sampling and follow-up, select soil sampling programs were undertaken on the Handeni licenses in order to evaluate the potential of the licenses under option as swiftly as possible (Table 12)

Table 12. Summary of samples collected on the Handeni licenses

Prospect	Stream Sediment	Soil	Rock
Mkulima	198	142	7
Mkulima East		170
Amani	367	671	11
Total	564	979	18

The dominant drainage patterns are from the north-west to the south-east and are generally defined along major lithological contacts particularly between units of amphibolite and quartz-feldspar gneiss. The Mligazi River, transecting the SW corner of Mkulima PL4816/2007 and the Kwale River draining the Amani PL7002/2011 are the main river systems that drain both license areas. Secondary tributaries are developed along the NE-SW cross-cutting structures. Regional stream sediment sampling is in progress on 1st, 2nd, 3rd and 4th order tributaries as planned from the 1:50,000 scale topography maps (Map 13).

Map 13. Stream Sediment Sampling Program for Handeni Region Prospecting Licenses

Mkulima PL 4816/2007&Mkulima East PL7148/2011

Stream sediment sampling and mapping of the drainages have been undertaken across the adjoining licenses. Samples were collected above the confluences of streams from the gravel layer whenever possible, sieved to 1mm in the field and bagged as two x 500 gm samples – one of the samples to be panned at site for visible gold and the other sample being submitted to SGS Laboratory, Mwanza to test for bottle–leachable-extractable gold (BLEG).

Based on the first round of pan results, a number of areas within the PLs were selected for follow-up stream sediment sampling. Selective soil sampling was undertaken across prospective lithologies of amphibolite gneiss.

A total of 198 stream sediment samples were collected from both the Mkulima and Mkulima East Licenses.

Table 15. Summary of stream sediment and soil geochemistry results across the Mkulima PLs

Range (ppb Au)	Stream sediment	Soil sample
<10	152	120
10-20	21	6
20-30	18	2
30-40	4	-
40-50	-	-
>50	3	-
Total	198	128

Map 14: Stream Sediment Sampling Program for Handeni Region Prospecting Licenses

Two main targets (Targets 1 and 1a) were identified on Mkulima PL 4816/2008 (Map 14). Selective soil sampling traverses were undertaken across the targets but results were mostly below detection (<10 ppb Au) as reported in the 3rd Quarterly report. The License was relinquished and returned to the owner at the end of the 3 month option period.

Map 15. Stream sediment anomaly map showing soil sampling targets

At the end of the 3 month option period PL4816/2007 was considered to have little potential to host a gold deposit and was subsequently retuned to the owner.

One target (Target 2) was identified to the east on the adjoining Mkulima East PL 7148/2011. Results of the stream sediment sampling indicated gold-in-streams draining to the west off a small NW-SE trending ridge in the central part of the license (Map 14). Old artisanal working were noted on the western hill slope in which outcrops of garnet-kyanite- biotite and amphibolite gneisses occur. A follow-up 200 meter x 25 meter E-W soil sample grid (Map 14), in which 170 soil samples, including 8 QA-QC samples, have been submitted to SGS Laboratory Mwanza for Aqua Regia analysis. The results are summarized in Table 16 and Map 15.

Table 16. Summary of soil sample results

Range (Au ppb/As ppm)	Au Samples	As samples
<10	46	77
10-20	68	7
20-30	20
30-40	16	11
40-50	4
50-100	7	2
>100	1
Total	162	98

Map 16. Soil sample results of the Mkulima East Prospect

Four, NW-trending, low threshold soil anomalies have been delineated from the soil sampling program and appear to occur on either side of the hill. The largest of the four anomalies has an apparent strike length of 550 meters by 100 meters wide. Follow-up infill soil sampling is planned to better define these anomalies (Table 17)

Table 17. Proposed infill soil sampling at Mkulima east

Northings	Easting
Section	From	To	Length (m)	No. of samples
9356300	408200	408500	300	13
9357100	408400	408650	250	11
9359900	408200	408750	550	23
9357000	408350	408900	550	23
9356500	408500	409450	950	39
9356250	409200	409550	350	15
Total			2950	124
Blanks				6
Standards				6
Total				136

Amani PL 7002/2011

The PL, covering an area of 170 square kilometers, is located 32 kilometers southeast of Handeni town and 5 kilometers northeast of the Mkata junction which lies on the main tar road to Tanga. The Magambazi gold occurrence of Canaco is situated 26 kilometers due west of the license.

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

Exploration Strategy

Stream sediment sampling has been undertaken across the whole of the license. Soil sampling has been undertaken across selective grids (Map 16). A total of 342 stream sediment and 656 soil samples have been collected and panned, the results of which are indicate in Table 18 and Map 17.

At least 5 target areas were outlined from the anomalous gold-in-streams for follow up soil sampling and mapping (Map 16) .

Table 18. Summary of stream sediment and soil geochemistry results across the Amani PL

Range (ppb Au)	Stream sediment	Soil*
<10	242	513
20-30	48	59
20-30	27	43
30-40	8	11
40-50	5	5
>50	12	25
Total	342	656

                                                          * Of the 447 soil samples collected, 246 samples have been submitted for analysis

Generally the results of the stream sediment sampling returned no visible gold in the panned sample and low assay values. The best gold values were reported from streams draining northwards and close to the northern boundary of the license where gold values ranged bwteen 60 and 110 ppb gold. Although one sample did reflect a value of 2.45ppm gold at Target 5 (Map 17), it is considered to have been a QA-QC Standard that had been mistakenly included in the sample results.

Map 17. Stream sediment sampling results and soil sampling targets on Amani PL 7002/2011

Alluvial mining by artisanal miners is active in the SW corner of the license. The streams containing gold drain off two N-S trending ridges of amphibolitic gneiss that cover a combined strike length of 1.7 kilometers (Targets 2 and 4). Soil sampling, along an E-W grid on 200 meters x 25 meters sample intervals, has been completed. Results were poor with most of the samples assaying below detection limit of <0.01ppb gold). One sample, located ontop of a small ridge returned 110 ppb gold (Map 17).

Follow-up infill sampling will test the extent of this single anomaly on the hill as well as test the western, northern and eastern sides of the ridge from which the streams drain in order to trace where the gold, being mined lower down in the course of the stream, is coming from. A soil sampling grid in which approximately 200 samples are planned to be collected, will be completed early in 2012.

Although evidence of minor artisanal activity is noted elsewhere on the license, particularly as test pits and shafts within the drainage systems, no mining is currently being done other than in the SW corner of the license. A number of small pits have been excavated on the massive amphibolite ridge in the northern part of the license (Target 1) but were found to be barren of gold. The southern slope of the amphibolite ridge and contact between the amphibolite and the quartz-feldspar gneiss to the south has been soil sampled on a 200 meter x 50 meter grid across a strike length of 2.5 kilometers (Target 1). Due to discrepancies in the initial results of some of the samples, the grid has been re-sampled and extended along the amphibolite/quartz-feldspar gneiss contact towards the NW corner of the license (Map 18) where stream sediment sampling returned an anomalous gold value.

Map 18. Soil sampling results, Amani PL 7002/2011

Results reflect low gold and arsenic values with 97% and 100% respectively falling below detection limit (Table 19). A number of single point low value gold anomalies occur on the souther flank of the E-W trending amphibolite ridge. No continuity of these anaomalies occur between traverse lines. Contrary to the initial results, the area is considered barren of hosting an economical gold resource.

Table 19. Soil sample results from repeated soil sampling program across Target 1

Range (Au ppb/As ppm)	Au Samples	As samples
<10	193	199
20-30	1	-
20-30	2	-
30-40	2	-
40-50	-	-
50-100	1	-
>100	-	-
Total	199	199

Although stream sediment sampling has shown that minor gold is present on the Amani PL, follow-up soil sampling programs have yet to delineate any significant gold-in-soil anoamlies to date. In order to complete the follow-up investigation and evaluation of this license, soil sample programs have been planned across:

  the south-western corner of the license to investigate the source of the gold that is currently being mined by artisanal miners downstream the western side of Target 1 in the north-west corner of the license select north-south traverses on the western side of the license

North Mara Gold projects

The North Mara Gold Project, comprising of 9 Prospecting licenses and covering 566 square kilometers, have been divided into 3 blocks, namely the Tarime, Nyabigena and the Kubiasi Kiserya project areas which includes the Kiagata Project.

Kiagata Project (PL 4225/2006)

The Kiagata project, located within the North Mara Greestone belt, is situated in the Musoma District and is about 30 kilometers from Musoma Town, the main commercial hub in the area. The project is located immediately south of the Mara river and west of the Serengeti National Park.

A reconnaissance survey involving mapping, termite sampling, and selected soil and rock sampling were carried out during the quarter.

No historical nor artisanal gold workings are present on the license.

The area is underlain by granitic rocks that form large granitic hills that cover most of the license. The central part of the license is overlain by alluvial gravels and black cotton clays (“mbuga’) . Laterite is commonly present at the base of the granitic hills. No greenstone rocks are present on the license other than minor diorite float noted in the southern part of the license (Map 19). A number of thin east-west barren quartz veins are noted within the granite.

Map 19. Geology map of Kiagata PL 4225/2006

A select number of N-S soil sampling traverses on a 400 meter x 50 meter grid was undertaken across potential targets in the southern part of the license where red soils, quartz and diorite fragements were noted. A total of 13 soil samples were submitted for Aqua Regia analysis of gold at SGS Laboratory, Mwanza.

Termite sampling was undertaken across non-“mbuga” areas in which 9 samples were submitted for 500 gm Bleg analysis. Five rock samples of quartz veins were analysed by Fire assay. Results are summarized in Table 20.

Table 20. Results of sampling undertaken on the Kiagata PL 4225/2007

Total samples	Soil (Au ppb)	Termite (Au ppm)	Rock (Au ppm)
9	3
9		<0.10
5			0.03

The license is underlain by granitic rocks. Sampling of possible tagets have indicated that no gold is present.

No further work is warranted and the license is recommended to be relinquished.

Kubiasi Kiserya (PL4833/2007)

The Kiserya project is located on northeastern Tanzania approximately 18 kilometers southeast from African Barrick’s North Mara Gold Mine, within the N Mara gold Belt. The license lies adjacent to the Mara River and to the north of the Serengeti Game Reserve. The northern and western parst of the license are underlain by greenstone rocks that tend to crop out as series of large hills that dot the surrounding plains. The remainder of the license is underlain by granite. Little to no colluvium of black clay “mbuga” is present.

The southeast corner of the license lies within the Serengeti National park but since mining activities are banned, this area has subsequently been relinquished. A single PML is currently under application for the last 3 years in the central to western part of the license but as yet has not been granted to the Tanzanian national.

An old colonial shaft occurs in the northern part of the PL. Within the centre of the license, recent artisanal mining has explored an outcropping, vertical dipping, auriferous quartz vein which returned a grade of 8.17 g/t gold over 0.5 meter and 4.58g/t gold across 1 meter in the hanging wall rocks. The quartz vein, exhibiting a “pinch and swell” structure, appears to swing from a strike of 055o in the north and continues in an E-W direction across a strike length of +200 meters. Both sites are hosted by sheared granitic rocks. Additional quartz vein with associated disseminated sulphide mineralisation have been noted in the eastern and southern parts of the license.

Soil sampling with regional mapping has been completed along a 200 meter x 50 meter N-S grid during the later part of 2010 but only samples on 400 meter line spacing have been analysed. Select infilling soil samples on 200 meter x 50 meter line spacing was later carried out. A total 1349 soil samples were collected of which 750 samples were selected and analysed by SGS Laboratory, Mwanza (Table 21). At least 4 regional, low level soil anomalies, having overall strike lengths of between 3 to 4 kilometers and trending ENE were originally outlined but infill sampling refined these targets to 6 smaller anomalies (Map 20). Basically 5 of the anomalies are hosted in granite within the central part of the license. The 6th anomaly occurs within the mafic rocks close to the granite contact on the western side of the license. All soil anomalies, have limited strike of upto 1.2 kilometers and appear to trend north-northeast to east-west.

Table 21. Summary of soil geochemistry results

Range (Au ppb/As ppm)	Au Samples	As samples
<10	509	626
20-30	124	-
20-30	69	-
30-40	32	-
40-50	10	-

50-100	4	-
>100	2	-
Total	750	626

Follow-up trenching was undertaken over soil-in-gold anomalies (Table 22). Nine trenches,, averaging 15 meters in length and totalling 150 meters, were orientated normal to the soil anomaly trend (Map 20). Thin quartz veins not exceeding 25 centimeters in width were encountered in some of the trenches. Two-meter channel samples were undertaken at the base of the trench and the quartz veins were individually sampled. Samples were submitted to SGS Laboratory Mwanza for 50 gm Fire assay. Results from the trench sampling returned no gold values in any of the trenches. A total of 31 rock samples have been collected and analysed for gold (Table 23).

Map 20. Soil anomaly map of Kubiasi Kiserya PL4833/2007

Table 22. Trench program targeting specific soil anomalies

					Soil Anomaly
TR_ID	UTM_E60	UTM_N60	AZIMUTH	EOH	Anomaly	SANO	Au (ppb)	Comments
KSTR001	682614	9826262	320	30	4	A05417	50	Qtz Vn -10cm, Qtz vn - 5 cm
KSTR002	682201	9825546	310	15	4	A05767	1	Qtz Vn - 5cm
KSTR003	682617	9826264	310	15
KSTR004	681406	9826796	310	15		A05069	10	Qtv Vn - 5 cm
KSTR005	682206	9827246	310	15	2	A05300	160	Qtz Vn - 15cm
KSTR006	682004	9827796	310	15	1	A05246	170	-
KSTR007	682596	9828000	310	15	1	A05452	40	-
KSTR008	678405	9827042	310	15	6	NMK_S0141	60	Qtz Vn - 25 cm Qtz Vn - 10 cm Qtz Vn - 5 cm
KSTR009	683008	9826746	310	15	4	A05532	50	Qtz Vn - 6cm

Table 23. Results of in situ rock samples collected across PL 4225/2007

SANO	East(Arc 60)	North (Arc 60)	Au ppm	Descriptions
A05751	680404	9827726	0.05	Quartz vein
A05752	680397	9825324	0.09	Quartz vein
A05753	680800	9825554	0.02	Quartz vein
A05754	680983	9825220	0.03	Quartz vein
A05755	681168	9825000	0.05	Quartz vein, boxwork structures, grab sample.
A05756	681597	9825598	0.01	Quartz vein, grab sample.
A05757	681596	9825800	0.005	Quartz vein, grab sample.
A05758	681609	9826666	0.02	Quartz vein, grab sample.
A05759	681813	9827218	0.005	Quartz vein as grab collected from a burren artisanal Pit.
A05760	681814	9827162	0.03	Exposed quartz vein, 290 strike,
A05761	682006	9827140	0.005	Quartz vein, artisanal pit, 300/62 strike/dip
A05762	682021	9827138	0.005	Quartz vein, 300/62 strike/dip
A05763	682060	9827130	0.005	Quartz vein,shaft-artisanal mining
A05764	682097	9826846	0.005	Poorexposed quartz vein,boxwork structures.
A05765	682000	9825384	0.005	Quartz vein.
A05766	682201	9827038	0.005	Quartz vein, .
A05767	683803	9828243	0.04	Quartz vein, 020 strike, Dessiminated sulphide.
A05768	683745	9827974	0.005	Quartz vein, 320 strike
A05769	683776	9827946	0.05	Quartz vein, 270 strike
A05770	683831	9827176	2.0	Quartz vein, minor disseminated sulphide.
A05771	683970	9828364	1.99	Quartz vein, 040 strike
A05772	684331	9828374	0.05	Quartz vein, 040 strike, with disseminated sulphide
A05773	684507	9828482	4.98	Quartz vein,040 strike, with disseminated sulphide
NMK-R01	678800	9826678	0.005	Quartz vein with hematite alterations.
NMK-R02	678858	9826450	5.17	Sheared quartz vein, from artisanal pit.
283653	681968	9827142	8.17	Quartz vein.
283654	681968	9827142	0.3	Footwall to Quartz Vein
283655	681968	9827142	4.58	Hanging wall to Quartz Vein
283656	681976	9827142	0.04	Ferruginous alteration in artisanal pit
283657	681991	9827140	0.02	Quartz Vein

Results of the follow-up exploration on the intial soil sampling anomalies were generally poor, with none of the trenches returning any anomalous gold values.

Planned Exploration

Planned exploration is to be focused on investigating:

i.	Anomaly 1, located along the granite/metavolcanic contact that has been cut by a prominent NW-SE shear zone. Active artisanal workings occur along the shear zone some 500 meters NW of the license.

ii.	The E-W striking quartz veins in Anomalies 2 and 3 which returned anomalous gold values

iii.	The N-S trending Anomaly 4.

iv.	The quartz vein that returned 5.15 g/t gold on the northern slope of Kiterere Hill in the Eastern part of the Prospect.

v.	The old colonial shaft at the base of Getangana Hill

Mapping, trenching and possible Schlumberger VES profiling are planned to completed this phase of exploration.

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

General

The following is a discussion and analysis of our plan of operation and results of operations for the three and nine month period ended December 31, 2011, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Plan of Operation

As of December 31, 2011, we had working capital of approximately $381,000. We plan to spend approximately $300,000 for our property acquisitions and holding costs and $3,300,000 for exploration activities for the next twelve months, with work being conducted on several projects including soil sampling, trenching and drilling. We will need to raise additional funds to finance the exploration activities on our projects. There is no assurance that such financing would be available at this time.

Our estimated expenses over the next twelve months are as follows:

Cash Requirements during the Next Twelve Months

Expense	($)
Property acquisition and holding costs	300,000
Exploration expenses	3,300,000
Professional fee	600,000
General and administration fee	800,000
Total	5,000,000

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

RESULTS OF OPERATIONS

Three and Nine Month Summary

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenue	$-	$-	$-	$-
Expenses	813,452	2,593,029	2,230,491	4,143,833
Other income (expenses)	(36)	(51,959)	661,587	(51,340)
Net Income (Loss)	$(813,488)	$(2,644,988)	$(1,568,904)	$(4,195,173)

Revenue

We had no operating revenues for the three and nine month period ended December 31, 2011 and 2010. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations.

Operating Costs and Expenses

The major components of our expenses for the three months and nine months ended December 31, 2011 and 2010 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Amortization and depreciation	9,991	6,030	26,042	17,617
Exploration costs	324,110	599,097	668,106	1,041,498
General and administrative	57,679	57,790	244,275	183,842
Impairment of mineral property acquisition costs	_	187,426	371,612	468,491
Management and director fees	9,000	28,500	23,000	88,500
Professional fees	33,148	116,678	198,535	616,783
Salaries	141,822	25,004	434,052	77,095
Stock-based compensation	213,825	1,593,989	213,825	1,593,989
Travel and accommodation	23,877	18,515	51,044	56,018
Total Expenses	813,452	2,593,029	2,230,491	4,143,833

General and Administrative Expenses

The Company reported a loss of $2,230,491for the nine months ended December 31, 2011 compared with a loss of $4,143,833 for same period in fiscal 2010. The decreased loss in the current period is mainly attributed to decreased exploration costs and stock-based compensation.

The $111 decrease in our general and administrative expenses for the three month period ended December 31, 2011 as compared to the same period in fiscal 2010 and the $60,433 increase in our general and administrative expenses for the nine month period ended December 31, 2011 as compared to the same period in fiscal 2010 was primarily due to increase in licenses holding costs, computer related expenses, office rent and insurance expenses.

Liquidity and Capital Resources

Working Capital

	December 31, 2011	March 31, 2011
Current Assets	$461,580	$3,071,597
Current Liabilities	80,354	961,420
Working Capital	$381,226	$2,110,117

Cash Flows

Nine Months Ended
December 31, 2011
Cash used in Operating Activities	$(1,304,595)
Cash used in by Investing Activities	(587,917)
Cash provided by Financing Activities	-
Net Increase (Decrease) in Cash	$(1,892,512)

We had a cash balance of approximately $390,000 and working capital of $381,000 as of December 31, 2011 compared to cash of $2,282,901 and working capital of $2,110,117 as of March 31, 2011. The decrease of cash balance and working capital primarily due to cash spent on property acquisition, exploration and development. We anticipate that we will incur approximately $1,400,000 for operating expenses, including listing, professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Going Concern

The unaudited financial statements accompanying our quarterly report on Form 10-Q for the quarter ended December 31, 2011 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2011, we had cash of $390,000 and we estimate that we will require approximately $1,400,000 for general and administration costs and professional fees, and $3,600,000 for property acquisition holding and exploration costs associated with our plan of operation over the next twelve months. We do not have sufficient funds for general and administration activities and planned mineral property acquisition and exploration activities and therefore we will be required to raise additional funds.

The advancement of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We had an approximate cash balance of $390,000 and working capital of $381,000 as of December 31, 2011 compared to a cash balance of $2,282,902 and working capital of $2,110,177 as of March 31, 2011 and we estimate that we will require approximately $5,000,000 for costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We intend to raise additional funds from another equity offering or loans. At the present time, we are attempting to raise additional money, but there is no assurance that we will be successful. If we need additional funds and are unable to raise them, we will have to suspend or cease operations until we succeed in raising additional funds.

Outstanding shares and options

As of February 14, 2012, we have 97,458,733 shares of common stock outstanding, 4,600,000 stock options outstanding and 21,404,901 warrants outstanding.

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

We are in the initial stages of exploration of our mineral property, and thus have no way to evaluate the likelihood that we will be successful in establishing commercially exploitable reserves of gold, silver or other valuable minerals on our Tanzanian properties.

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

There were no changes in our internal control over financial reporting during the three month period ended December 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 20, 2011, the Company terminated this agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on June 6, 2007)

3.2	Certificate of Amendment dated December 7, 2010 (incorporated by reference from our Current Report on Form 8-K dated December 10, 2010)

3.3	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K filed on June 7, 2011)

4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2 filed on June 6, 2007)

4.2	Form of Warrant Certificate for Offering Completed September 7, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.1	Option Agreement with Geo Can Resources Company Limited (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2009)

10.2	Binding Letter Agreement with Kilimanjaro Mining Company Inc. (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2009)

10.3	Consulting Services Agreement with Stocks That Move (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2009)

10.4	Consulting Agreement with Robert Lupo (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 22, 2010)

10.5	Addendum to the Consulting Agreement with Robert Lupo (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 22, 2010)

10.6	Finder’s Fee Agreement with Robert A. Young and the RAYA Group (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2019)

10.7	Termination of the Consulting Agreement with Robert Lupo (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2010)

10.8	Consulting Agreement with Clive Howard Matthew King (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2010)

10.9	Consulting Agreement dated October 7, 2010 between the Company and Misac Noubar Nabighian (incorporated by reference from our Current Report on Form 8-K filed on October 13, 2010)

10.10	2010 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K filed on October 13, 2010)

10.11	Stock Exchange Agreement with Kilimanjaro Mining Company, Inc. and their selling shareholders (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2009)

10.12	Form of Subscription Agreement for Offering Completed September 7, 2010(incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.13

Amendment No. 1 to Consulting Agreement between the Company and Clive King dated effective November 11, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.14

Form of Mineral Property Sales Agreement dated May 15, 2009, July 29, 2009, August 28, 2009 and November 19, 2009 between a director of the Company and the landowners listed below (collectively the “Landowners”) (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010):

No	Owners Name
S01	Pius Joackim Game in Parenership with Mustafa Kaombwe and Msua Mkumbo
S03	Mohamed Suleimani and Partners Plus Chombo, Alfred Joakim and Heri S. Mhula
S04	Maswi Marwa In Partnership with Robert Malando, Andrew Julius Marando and Mathew Melania
S05	John Bina Wambura in Partnership with Fabiano Lango
S06	Elizabeth Shango
S07	Athuman Chiboni in Partnership with Maswi Marwa and Robert Malando

Exhibit
Number	Description

S08	Malando Maywili in Partnership with Charles Mchembe
S09	Robert Malando
S10	Raymond Athumani Munyawi
S11	Jeremia K. Lulu in Partnership with Agnes Musa, Juma Shashu, Neema Safari, Neema Tungaraza, Safari Neema Tungaraza, Safari Meema and Simon Gidazada
S12	Heri S. Mhula and partners Samweli Sumbuka, Plus Gam and Shambulingole
S13	Limbu Magambo Nyoda and Partners Saba Joseph, Bakari Kahinda
S14	Shambuli Sumbuka in Partnership with Limbu Gambo
S15	Salama Mselemu
S16	John Bina Wambura in Partnership with Bosco Sevelin Chaila; Plus Game; Saimon Jonga
S17	John Bina Wambura in Partnership with Jumanne Mtemi; Anton Gidion; Bosco Sevelin Chaila; Plus Game; Saimon Jonga
S18	Limbu Magambo in Partnership with Pous GamI and Shambuli Sumbuka
S19	Lukas Mmary in Partnership with Henry Pajero, John Bina, Massanja Game, Mwajuma Joseph, Mwita Magita and Plus Game
S20	Maswi Marwa In Partnership with Shagida malando; Marwa Marwa; Benidict Mitti and Fred Mgongo
S21	Mustafa IDD Kaombwe
S22	Mustafa IDD Kaombwe in Partnership with Mahega Malugoyi; Julias Kamana; Ramadhani Lyanga and Abas Mustafa
S23	Ramadhani Mohamed Lyanga In partnership With Mustafa Kaombwe and Bethod Njega
S24	Ales David Kajoro in partnership with Henry Ignas; Daud Peter and Julias Charles Rugiga
S25	Joel Mazemle in Partnership with Christina Mazemle, Plus Chombo and Limbu Magambo Nyoda
S26	Idd Ismail in Partnership with Bakari Abdi, Elizabeth U. Yohana, Emanuel Marco, Hamisi Ramadhan, Husein Hasan, Mnaya Hosea, and Sanane Msigalali

10.15

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

10.17

Form of Addendum No. 3 to Mineral Property Sales Agreement dated July 27, 2010 between a director of the Company and the Landowners (incorporated by reference from our Quarterly Report on Form 10- Q filed on November 23, 2010)

10.18	Mineral Financing Agreement between the Company and Ahmed Magoma dated October 19, 2009~~*~~ (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.19

Property Purchase Agreement between Geo Can Resources Company Limited and Kilimanjaro Mining Company, Inc dated May 5, 2009(incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.20	Amendment to Mineral Financing Agreement between the Company and Ahmed Magoma dated October 27, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.21	Declaration of Trust of Geo Can Resources Company Limited dated July 23, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.22	Form of Subscription Agreement for non US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)

10.23	Form of Subscription Agreement for US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)

10.24	Consulting Agreement dated April 26, 2011 between David Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)

10.25	Consulting Agreement dated April 26, 2011 between Roger Newell and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)

10.26	Employment Agreement dated April 26, 2011 between Heidi Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)

10.27	Employment Agreement dated April 26, 2011 between Ming Zhu and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)

10.28	Geita Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

10.29	Kalemela Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

10.30	North Mara Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

10.31	Singida Option Agreement dated May 6, 2011 among Otterburn Ventures Inc., the Company and Ahmed Abubakar Magoma (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

Exhibit
Number	Description

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

99.2	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)

99.3	Disclosure Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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