Form 10-K/A
period 2011-03-31
Lake Victoria Mining Company, Inc.
filed 2012-02-27
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Not Applicable

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the annual report on Form 10-K for the fiscal year ended March 31, 2011, of Lake Victoria Mining Company, Inc. (the “Company”) which was originally filed with the Securities and Exchange Commission on July 14, 2011 (the “Original Filing”) is being filed for the following purposes:

  To replace in the Amendment with the audit report of BehlerMick PS dated on July 13, 2010 previously issued on Form 10-K for the fiscal year ended March 31, 2010 to cover the cumulative period from December 11, 2006(inception) to March 31, 2010.

  To include in the Amendment the amended audit report of Manning Elliott LLP which has been revised to cover the cumulative period from December 11, 2006 (inception) to March 31, 2011.

Other than as expressly set forth above, this Amendment does not, and does not purport to, update or restate the information in any Item of the Original Filing or reflect any events that have occurred after the Original Filing was filed. The filing of this Amendment shall not be deemed an admission that the Original Filing, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)

March 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Lake Victoria Mining Company, Inc. (An Exploration Stage Company) as of March 31, 2011 and the related consolidated statements of operations, cash flows and stockholders’ equity for the year then ended and the period from December 11, 2006 (Date of Inception) to March 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of March 31, 2010, and for the year then ended and the period from December 11, 2006 (Date of Inception) to March 31, 2010, were audited by another firm of independent accountants, which expressed an unqualified audit opinion on those financial statements in its report dated July 13, 2010. Our opinion on the consolidated statements of operations, cash flows and stockholders’ equity (deficit) for the period from December 11, 2006 (Date of Inception) to March 31, 2011, insofar as it relates to the amounts for prior periods through March 31, 2010, is based on the reports of the other auditors. The predecessor auditor has not reissued its reports because the firm has ceased its operations.

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

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Victoria Mining Company, Inc. (An Exploration Stage Company) as of March 31, 2011, and the results of its operations, cash flows and stockholders’ equity (deficit) for the year then ended and accumulated for the period from December 11, 2006 (Date of Inception) to March 31, 2011 in conformity with accounting principles generally accepted in the United States.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

July 14, 2011

To the Board of Directors and Stockholders of
Lake Victoria Mining Company, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM 1

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

BEHLERMICK PS
BehlerMick PS
Spokane, Washington July 13, 2010

____________________
1 This is a copy of auditor’s report dated on July 13, 2010 previously issued on the Company’s Form 10-K for the fiscal year ended March 31,2010. The predecessor auditor has not reissued its reports because the firm has ceased its operations.
PCAOB Section 9508 - Reports on Audited Financial Statements: Auditing Interpretations of Section 508 and the Division of Corp Fin - Reporting Manual 4820 Accountant’s Inability to Reissue Reports [AU 9508, Interpretation 15; Regulation C, Rule 437]

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

10.22	Amendment to Mineral Financing Agreement between the Company and Ahmed Magoma dated October 27, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.23	Declaration of Trust of Geo Can Resources Company Limited dated July 23, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.24	Form of Subscription Agreement for non US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)
10.25	Form of Subscription Agreement for US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)

Exhibit
Number	Description
10.26	Consulting Agreement dated April 26, 2011 between David Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.27	Consulting Agreement dated April 26, 2011 between Roger Newell and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.28	Employment Agreement dated April 26, 2011 between Heidi Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.29	Employment Agreement dated April 26, 2011 between Ming Zhu and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.30	Geita Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.31	Kalemela Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.32	North Mara Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.33	Singida Option Agreement dated May 6, 2011 among Otterburn Ventures Inc., the Company and Ahmed Abubakar Magoma (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
16.1	Letter dated October 8, 2010 from BehelerMick PS (incorporated by reference from our Current Report on Form 8-K filed on October 8, 2010)
21.1	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.2	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
99.3	Disclosure Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE VICTORIA MINING COMPANY, INC.

BY:	/s/ David Kalenuik
David Kalenuik
President and Chief Executive Officer
(Principal Executive Office)

Date:	February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ David Kalenuik
David Kalenuik
President, Chief Executive Officer
and Director
(Principal Executive Officer)
February 27, 2012

By	/s/ Ming Zhu
Ming Zhu
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)
February 27, 2012

By	/s/ Heidi Kalenuik
Heidi Kalenuik
Director
February 27, 2012

By	/s/ Roger A. Newell
Roger A. Newell
Director
February 27, 2012

By	/s/ Ahmed A. Magoma
Ahmed A. Magoma
Director
February 27, 2012

By	/s/ Ian A. Shaw
Ian A. Shaw
Director
February 27, 2012