Form 10-Q
period 2012-06-30
Lake Victoria Mining Company, Inc.
filed 2012-08-14
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

604.248.5750
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
Yes [ ] No [ x ]

2

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 14, 2012, there were 111,770,733 shares of common stock, par value $0.00001, outstanding.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)

June 30, 2012

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30,	March 31,
	2012	2012
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	187,605	523,405
Advances and deposits (Note 3(e))	79,418	63,187
Total Current Assets	267,023	586,592
Property and Equipment (Note 4)	119,396	129,248
Mineral Properties (Note 6)	548,200	556,750
Total Assets	934,619	1,272,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	409,086	168,655
Accounts payable to related party (Note 3)	24,255	500
Accrued expenses	1,820	47,094
Other payables (Note 5)	41,749	3,630
Total Liabilities	476,910	219,879

Nature of Operations and Going Concern (Note 1)
Commitments (Note 10)
Stockholders’ Equity
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; No shares issued and outstanding (Note 7)	–	–
Common Stock, 250,000,000 shares authorized, $0.00001 par value; 111,770,733 shares issued and outstanding (2012 - 97,485,733) (Note 7)	1,118	975
Additional Paid-in Capital	17,361,582	16,142,289
Common Stock and Warrants Issuable (Note 7)	166,975	737,100
Deficit Accumulated During the Exploration Stage	(17,071,966)	(15,827,653)
Total Stockholders’ Equity	457,709	1,052,711
Total Liabilities and Stockholders’ Equity	934,619	1,272,590

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

			Accumulated From
			December 11, 2006
	Three Months Ended		(Date of Inception) to
	June 30,		June 30,
	2012	2011	2012
	$	$	$

Revenue	–	–	–

Expenses
Amortization and depreciation	10,183	7,125	84,495
Exploration costs (Notes 3 and 6)	517,021	53,056	4,614,862
General and administrative	90,246	68,825	2,377,148
Impairment of mineral property acquisition costs (Note 6)	8,550	–	11,593,253
Management and director fees	9,000	5,000	565,017
Professional and consulting fees	91,161	100,025	3,661,910
Salaries	136,672	144,987	843,455
Stock-based compensation (Note 8)	362,336	–	2,170,150
Travel and accommodation	13,326	24,638	412,942

Total Operating Expenses	1,238,495	403,656	26,323,232

Operating Loss	(1,238,495)	(403,656)	(26,323,232)

Other Income (Expenses)
Loss on sales of investments	–	–	(752,489)
Foreign exchange loss	(5,821)	(3,163)	(165,253)
Interest income	3	1,204	11,027
Interest expense	–	–	(1,045)
Loss on debt settlement	–	–	(63,752)
Other income	–	–	15,900
Income from options granted on mineral properties	–	1,487,423	1,487,423

Total Other Income (Expenses)	(5,818)	1,485,464	531,811
Net loss	(1,244,313)	1,081,808	(25,791,421)
Net loss attributable to non-controlling interest	–	–	8,719,455
Net Income (Loss) Attributable to the Company	(1,244,313)	1,081,808	(17,071,966)

Net loss	(1,244,313)	1,081,808	(25,791,421)
Other Comprehensive Loss
Unrealized holding losses on other investment	–	(110,000)	–
Comprehensive loss	(1,244,313)	971,808	(25,791,421)
Comprehensive Loss attributable to non-controlling interest	–	–	8,719,455
Comprehensive Loss attributable to the Company	(1,244,313)	971,808	(17,071,966)
Net Loss Per Share – Basic and Diluted	(0.01)	(0.01)
Weighted Average Shares Outstanding	109,102,107	96,472,406

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)			Accumulated From
	Three Months Ended		December 11, 2006
	June 30,		(Date of Inception)
	2012	2011	to June 30, 2012
	$	$	$
Operating Activities
Net Income (Loss)	(1,244,313)	1,081,808	(17,071,966)
Adjustments to reconcile net loss to cash used in operating activities
Amortization and depreciation	10,183	7,125	84,495
Directors' compensation share payments	–	–	35,000
Impairment of mineral property acquisition cost	8,550	–	11,593,253
Loss on debt settlement	–	–	63,752
Loss on sales of investments	–	–	752,489
Loss in subsidiary attributed to non-controlling interest	–	–	(8,719,455)
Restructuring charges	–	–	(110,019)
Share payment for consulting services	–	48,900	2,746,498
Share payments received for options granted on mineral properties	–	(990,000)	(990,000)
Cash received from options granted on mineral properties	–	–	(497,423)
Stock-based compensation	362,336	–	2,170,150
Changes in operating assets and liabilities:
Increase in advances and deposits	(16,231)	(30,904)	(79,418)
Increase in amounts receivable	–	(337,429)	–
(Decrease) Increase in amounts due to/from related parties	23,755	(125,730)	24,255
(Decrease) Increase in accounts payable	240,431	(12,008)	409,068
Decrease in accrued expenses	(45,274)	(119,539)	1,820
(Decrease) Increase in other payables	38,119	11,423	41,750
Net Cash Used In Operating Activities	(622,444)	(466,354)	(9,545,751)
Investing Activities
Acquisition of property, plant and equipment	(331)	(15,994)	(203,893)
Cash payment for acquisition of mineral properties	–	(239,900)	(4,237,053)
Cash received from options granted on mineral properties	–	–	497,423
Proceeds of subsidiary stock issuances	–	–	1,600,300
Purchase of investment	–	–	(5,000)
Proceeds from sale of investments	–	–	242,511
Net Cash Used In Investing Activities	(331)	(255,894)	(2,105,712)
Financing Activities
Proceeds from note payable	–	–	12,750
Repayment of note payable	–	–	(12,750)
Proceeds from issuance of stock, net	286,975	–	11,853,046
Payment for cancellation of stock	–	–	(14,000)
Net Cash Provided By Financing Activities	286,975	–	11,839,046
Net (Decrease) Increase In Cash and Cash Equivalents	(335,800)	(722,248)	187,605
Cash and Cash Equivalents at Beginning of Period	523,405	2,282,902	–
Cash and Cash Equivalents at End of Period	187,605	1,560,654	187,605

Supplemental Cash Flow information ( Note 9)

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2012
(Expressed in US dollars)
(Unaudited)

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

As of June 30, 2012, none of the Company’s mineral property interests had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As shown in the accompanying financial statements, the Company has an accumulated deficit of $17,071,966 incurred through June 30, 2012. The Company also has no revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to continue the exploration for gold and uranium. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended March 31, 2012, included in the Company’s Annual Report on Form 10-K filed June 29, 2012 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2012, and the results of its operations and cash flows for the three-month periods ended June 30, 2012 and 2011. The results of operations for the period ended June 30, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
June 30, 2012
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	c)	Business Combinations

The Company follows the guidance in ASC 805, Business Combinations, and ASC 810, Consolidation. The net loss attributable to non-controlling interest recognized during the period from December 11, 2006 (date of inception) to June 30, 2012 was previously the minority interest held by certain passive shareholders at the consolidated financial statement level of Kilimanjaro, and whose interests were eliminated for accounting purposes by the August 7, 2009 share exchange agreement. The Company, after August 7, 2009, had no further non-controlling interests. As of June 30, 2012, a cumulative loss of $8,719,455 had been attributed to the non-controlling interest of the Company’s controlled subsidiary.

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of June 30, 2012, the Company had 45,209,901 potentially dilutive securities outstanding.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance or may be redeemed without significant penalties to be cash equivalents.

As of June 30, 2012 and 2011, the Company has approximately $16,000 and $691,000, respectively, deposited at FDIC insured banks in the United States. FDIC deposit insurance covers the balance of each depositor’s account up to $250,000 per insured bank.

As of June 30 2012 and 2011, the Company has approximately $147,000 and $624,000 deposited in Canada including $33,655 (CAD$ 34,500) and $Nil, respectively, of guaranteed investment certificates bearing variable interest at primate less 2.05% which is restricted in use for corporation credit cards.

As of June 30, 2012, the Company has Tanzania shillings of 32,856,000 (approximately $20,371) and $31,839 deposited in Tanzania. The Deposit Insurance Board in Tanzania insures up to 1,500,000 Tanzanian Shillings (approximately $930 as of June 30, 2012) per customer per bank. Any amount beyond the basic insurance amount may expose the Company to loss.

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

When the Company has capitalized mineral property costs, these properties will be periodically assessed for impairment of value. Once a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method. The Company records its interests in mining properties and areas of geological interest at cost. The Company has capitalized mineral properties costs of $548,200 and $556,750 as at June 30 and March 31, 2012, respectively.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2012
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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of June 30, 2012.

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2012
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	j)	Financial Instruments (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of June 30, 2012 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2012
	$	$	$	$
Assets:
Cash and cash equivalents	187,605	–	–	187,605

k)	Foreign Currency Translation

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

At June 30, 2012, approximately $103,643 of property and equipment is located in Tanzania and $15,754 in Canada. Mineral properties are located in Tanzania. Although Tanzania is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

m)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of other comprehensive loss and its components in the consolidated financial statements. During the six month periods ended June 30, 2012 and 2011, the Company had unrealized loss on short-term investments of $Nil and $110,000, respectively, that represent other comprehensive loss.

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
June 30, 2012
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

a)

As at June 30, 2012, the Company owed $9,000 (March 31, 2012 - $Nil) to a director of the Company. During three months ended June 30, 2012, the Company incurred $9,000 (2011 - $5,000) of directors fees to the director.

b)

At June 30, 2012, the Company owed $2,000 (March 31, 2012 - $500) of accounting fees to an individual related to an officer of the Company. During the three months ended June 30, 2012, the Company incurred $1,500 (2011 - $1,050) of accounting fees to the individual.

c)

During the three months ended June 30, 2012, the Company owed $3,500 (2011- $Nil) to a director of the Company. During the three months ended June 30, 2012, the Company incurred $10,500 (2011 - $10,500) of geologist consulting fees to the director.

d)

As at June 30, 2012, the Company owed $9,755 (March 31, 2012 -$Nil) to a director of the Company. During the three months ended June 30, 2012, the Company incurred $44,214 (2011-$50,400) of salary to the director.

	e)	As at June 30, 2012, the Company held $40,766 (March 31, 2012 -$27,130) in trust with a company sharing a common director, which has been included in advances and deposits.

4.	Property and Equipment

Property and equipment consists of the following:

	As at June 30, 2012			As at March 31, 2012
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
	$	$	$	$	$	$
Mining tools and equipment	143,271	58,018	85,253	143,272	50,853	92,419
Motor vehicle	12,800	2,773	10,027	12,800	2,133	10,667
Furniture and equipment	12,127	4,375	7,752	12,127	3,769	8,358
Computer and software	35,694	19,330	16,364	35,361	17,557	17,804
	203,892	84,496	119,396	203,560	74,312	129,248

5.	Other Payables

As of June 30, 2012 and March 31, 2012, one subsidiary of the Company withheld tax deductions of $29,981 and $3,111, respectively, to conform to local tax law.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2012
(Expressed in US dollars)

6.	Mineral Property Acquisition and Exploration Costs

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

The following is a continuity of mineral property acquisition costs incurred during the three months ended June 30, 2012:

	Geita	Uyowa	Handeni	Buhemba
	Project	Project	Project	Project	Total
	$	$	$	$	$

March 31, 2012	6,150	40,000	253,650	256,950	556,750
Impairment	(6,150)	-	(2,400)	-	(8,550)
June 30, 2012	-	40,000	251,250	256,950	548,200

The following is a continuity of mineral property exploration costs incurred during the three months ended June 30, 2012:

	Kalemela $	Geita $	Kinyambwiga $	Suguti $	Singida $	Uyowa $	North Mara $	Handeni $	Buhemba $	Other Project $	Total $
Accumulated balance, March 31, 2012	640,692	417,839	597,972	117,737	1,292,661	651,388	77,941	136,873	105,841	58,898	4,097,842

Exploration Expenditures:
Camp, Field Supplies and Travel	-	-	845	2,314	7,194	13,614	-	-	14,015	-	37,982
Drilling Cost	-	-	-	-	-	261,974	-	-	50,484	-	312,458
Geological Consulting and Wages	-	-	10,452	6,996	14,149	70,359	-	-	30,080	721	132,757
Geophysical and Geochemical	-	-	-	291	-	-	-	-	4,482	-	4,773
Parts and Equipment	-	-	-	74	998	1,523	-	-	422	-	3,017
Vehicle and Fuel expenses	-	-	1,323	3,096	1,674	7,885	-	-	12,056	-	26,034
	-	-	12,620	12,771	24,015	355,355	-	-	111,539	721	517,021

Accumulated balance, June 30, 2012	640,692	417,839	610,592	130,508	1,316,676	1,006,743	77,941	136,873	217,380	59,619	4,614,863

a)	Geita Project

As a part of the Geo Can Agreement, the Company acquired prospecting license PL2806 which were divided into two prospecting licenses. The original license was expired and the project is now comprised of one license and one license under application. The Geita Gold Project is located in Northern Tanzania within the Lake Victoria Goldfields in the Geita District, Mwanza Region.

On March 2, 2012, the Company was granted one license on Geita project for a total consideration of $12,300, of which $6,150 was paid on March 2, 2012 and $6,150 was due on July 30, 2012. As at June 30, 2012, the Company returned the license and Capitalized acquisition costs of $6,150 were determined to be impaired.

b)	Singida Project

On May 15, 2009, the Company signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of December 31, 2010, this director has entered into Mineral Properties Sales and Purchase agreements with various PML owners to acquire 60 PMLs in the Singida area. As of June 30, 2012, the Company has 100% acquired 23 PMLs. On August 9, 2011, the Company relinquished 17 PMLs and the Company has the option to acquire 20 PMLs. Under the terms of these agreements, if the option to purchase is completed on all these PMLs, then the total purchase consideration would be approximately $4,682,075 (TZS7,551,733,325),outstanding option payments in US Dollar amount is estimated with an exchange rate of 0.00062 as at June 30, 2012), payable by March 9, 2013. Pursuant to the Mineral Financing Agreement, the Company has made payments of $Nil in fiscal 2013 and $350,512 in fiscal 2012.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2012
(Expressed in US dollars)

6.	Mineral Property Acquisition and Exploration Costs (continued)

	b)	Singida Project (continued)

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

As of June 30, 2012, under the terms of the mineral properties sales and purchase agreements the Company has completed option payments in the amount of $2,058,322. Pursuant to the original agreement and the subsequent addendums, to exercise the option the Company must pay approximately $372,000 on February 8, 2013 and $2,418,000 on March 9, 2013. At the option of the Company, a 2% Net Smelter Production royalty or 2% of the Net Sale Value may be substituted in place of the final payment for each PML.

	c)	Uyowa Project

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2012
(Expressed in US dollars)

6.	Mineral Property Acquisition and Exploration Costs (continued)

	d)	Handeni Project

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

On March 7, 2012, the Company was granted one license on Handeni project for a total consideration of $4,800, of which $2,400 was paid on March 7, 2012 and $2,400 was due on August 14, 2012. As at June 30, 2012, the Company returned the license and capitalized acquisition costs of $2,400 were determined to be impaired.

e)	Buhemba Project

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

On March 7, 2012, the Company was granted one license on Buhemba project for a total consideration of $76,800, of which $6,800 was paid on March 7, 2012, $35,000 is due on September 3, 2012 and $35,000 is due on October 5, 2012.

7.	Capital Stock

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of June 30, 2012, the Company has not issued any preferred stock.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On April 17, 2012, the Company completed first closing of a private placement of 14,285,000 units at $0.06 per unit for gross consideration of $857,100. Each unit consists of one share of common stock and one redeemable warrant. One redeemable warrant entitles the holder to purchase one additional share of common stock at $0.12 per share until April 17, 2014. The redeemable warrants are callable by the Company if the closing sales price of the common shares is equal to or greater than $0.18 per common share in 10 consecutive trading days. As of June 30, 2012, the Company had received additional subscriptions of $166,975 for 2,782,917 units.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2012
(Expressed in US dollars)

8.	Stock Options and Warrants

On October 7, 2010, the Company adopted the 2010 Stock Option Plan under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock.

On April 30, 2012, the Company granted 4,800,000 stock options to seven directors and officers, and 120,000 stock options to a senior geological consultant at an exercise price of $0.09 per share which will expire on April 30, 2015. All stock options are non-qualified and vested immediately. The weighted average grant date fair value of stock options granted during the three months ended June 30, 2012 was $0.07. The fair value of the options was estimated using the Black-Scholes pricing model based on the following assumptions: dividend yield of 0%; risk-free interest rate of 0.38%; expected life of three years; and volatility of 158%. During the three months ended June 30, 2012, the Company recorded stock-based compensation of $362,336 for these stock options.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
		$		$
Outstanding, March 31, 2012	4,600,000	0.15
Granted	4,920,000	0.09
Expired	–	–
Outstanding, June 30, 2012	9,520,000	0.12	2.60	–

Exercisable, June 30, 2012	9,520,000	0.12	2.60	–

At June 30, 2012 and March 31, 2012, the Company did not have any unvested options. The following table summarizes the continuity of the Company’s warrants:

	Number of		Weighted-
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Upon	Exercise	Contractual	Intrinsic
	Exercise	Price	Life (years)	Value
		$		$

Outstanding, March 31, 2012	21,404,901	0.91

Granted	14,285,000	0.12

Expired	–	–
Outstanding, June 30, 2012	35,689,901	0.62	1.16	–

The Company had the following warrants outstanding as of June 30, 2012:

	Exercise Price per
	Share	Shares Issuable
Expiration Date	$	Upon Exercise

September 9, 2012	1.25	1,350,501
January 28, 2013 (1)	1.25	10,473,000
August 13, 2013 (2)	0.40	4,790,700
August 13, 2013 (2)	0.60	4,790,700
April 17, 2014 (3)	0.12	14,285,000
		35,689,901

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

(3) These redeemable warrants are callable by the Company if the closing sales price of the common shares is equal to or greater than $0.18 per common share in 10 consecutive trading days.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2012
(Expressed in US dollars)

9.	Supplemental Cash Flow Information

			Accumulated From
	Three Months Ended		December 11, 2006
	June 30,		(Date of Inception)
	2012	2011	to June 30, 2012
	$	$	$
Non-cash Investing and Financing Activities
Accounts receivable payable exchanged for long-term investment	–	–	460,019
Accounts receivable exchanged for mineral property acquisition	–	–	1,039,981
Investment acquired for amount payable	–	–	12,530
Receivable exchange for long-term investment	–	–	10,000
Share payments received for options granted on mineral properties	–	990,000	990,000
Stock issued for mineral interest acquisition costs	–	224,100	7,904,400
Stock issued for services	–	48,900	2,382,523
Stock issued for subscription receivable	–	–	33,275
Stock issued to settle debt	–	230,227	230,227
Supplemental Disclosures
Interest paid	–	–	1,045
Income tax paid	–	–	–

10.	Commitments

a)

On May 11, 2010, the Company entered into an agreement with a consultant to provide services as a Senior Geological Consultant. In consideration of the foregoing the Company will pay a base compensation of $15,000 per month for the first six months, to be increased to $20,000 per month after the initial six months; eligibility of a bonus of 100,000 shares of common stock at the end of six months; and at the end of 12 months the Company will grant the consultant 300,000 stock options. On November 9, 2010, the Company issued 100,000 shares of common stock to the consultant. On October 21, 2010, the Company passed a board resolution to grant the Consultant 500,000 stock options at an exercise price of $0.45 per share. On November 11, 2010, the Company signed an amendment with the consultant to the original May 11th consulting agreement. The amendment extended the term of the agreement to three years from the ending date (May 1, 2011) of the initial consulting period, and the Company agreed to pay $17,500 per month for the first 12 months and $20,000 per month thereafter. The Company granted the Consultant 300,000 stock options on November 1, 2011. The Company will grant the Consultant 300,000 stock options on each of November 1, 2012 and 2013.

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

c)

On April 26, 2011, the Company entered into an agreement with a director to provide geologist consulting services commencing April 1, 2011 for a period of two years. The Company will pay the consultant $3,500 per month, and will grant 250,000 stock options annually at each anniversary of the agreement. On April 30, 2012, the director was granted 250,000 stock options (refer to Note 8).

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

Recent Corporate Developments

Since the commencement of the three month period ended June 30, 2012, we experienced the following significant corporate developments:

1.	At Kahama South, we have commenced a ground magnetic survey and a geologic mapping program of the 245 square kilometer project.

2.

In July 2012, the Company received results from the recent core drilling program at Kiabakari East project in northeastern Tanzania. The four hole drill program, completed in June 2012, totaled 648.72 meters and was the first drilling. Final drill hole locations were determined by detailed geologic mapping, geophysical surveying and trench sampling. Drilling was focused at BIF Hill where previous trenching returned significant gold grades within Banded Iron Formation rocks (Refer Press Releases of 6th February and 23th April 2012). The drill holes were located on the south side of BIF hill and were spaced 40 meters apart on N- S drill fences. The holes, drilled due north at angles of -50 and -55 degrees below the horizontal, were designed to test the grade and to define the geometry of the gold mineralization.

Our Current Business

We are an exploration stage corporation focused on acquiring, exploring and developing gold deposits in the Lake Victoria Greenstone Belt in Tanzania, East Africa. We hold prospective gold projects, consisting of 27 Prospecting Licenses (PLs) and 71 Primary Mining Licenses (PMLs) and five uranium projects consisting of 9 Prospecting and Reconnaissance Licenses plus two licenses currently under application, within its Tanzania property portfolio, covering approximately 1,326 square kilometers (563,153 acres). We carry out our business by acquiring, exploring and evaluating mineral properties through our ongoing exploration program. Following exploration, we intend to either advance them to a commercially feasible mining stage, enter joint ventures to further develop these properties, sell or dispose of them if the properties do not meet our requirements. Our properties are all early stage exploration properties. Within our mineral exploration land in Tanzania our focus is primarily on gold, although our portfolio also contains uranium prospects.

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

Prospective Gold Projects

The following is a brief overview of portfolio of prospective mineral properties, the exploration developments on them where applicable and some of the details of the historical option agreements for them. During the three months ended June 30, 2012, our exploration work was primarily concentrated on the Uyowa and the Kiabakari East Project.

Musoma Bunda Murangi Gold Project

Exploration Strategy

No exploration was undertaken on the Kinyambwiga (PL 4653/2007) , Suguti (PL PL3966/2006 ) and Murangi (PL4511/2007) licences during the quarter. A new artisanal mining site has recently being exploited 1 kilometer along strike to the east of Kanunga2.

Future work

Kinyambwiga (PL 4653/2007)

The anomalous stone layer as encountered from previous RAB drilling during 2009 as well as the soil anomaly over the school requires further investigation. A number of auger drill traverses are planned to test the strike towards the SW where a number of anomalous soil samples have been indicated (Map 1).

A scoping study leading into a possible small scale mining operation of the Kanunga 1 Prospect is currently being considered.

Map 1: Kanunga 1 East and School soil anomalies

Suguti (PL PL3966/20Future Exploration Further exploration is to be focused mainly at Target 1 and 3 across the known soil anomalies (Map 2). Infill soil sampling, including Auger drilling over mbuga covered areas, has been undertaken along 200 meter N-S traverse line on 10 meter sample intervals in order to define the present soil anomalies. To date 157 samples including 84 auger drill samples, have been collected and are pending submission to SGS laboratories Mwanza. Results will determine whether a trenching programme is warranted across the targets.

Additional auger drill sampling is planned to be undertaken on the 200 ppb gold anomaly as well as the strike extensions of Zone 1,2 and 3 of Target 1 where no sampling has yet been undertaken (Map 2).

Map 2: Current state of exploration on the Suguti Licence showing present coverage of Auger drill and soil sampling across 3 target areas.

Murangi(PL4511/2007)

Future Exploration

Exploration is to be focused primarily on 5 ground magnetic targets (Map 3) in which the following work is to be undertaken::

i.	Mapping of the target areas on 1:2000 scale
ii.	Gradient IP survey across the entire license
iii	Auger drilling, with the Company’s recently purchased Auger Rig, across each of the Ground magnetic and IP Targets to soil sample beneath the “mbuga” cover.

Map 3. Target generation map of the Murangi PL4511/2007 based on ground magnetic interpretation.

Singida Gold Project

Future exploration

An evaluation of the Reverse Circulation drill results for both Phase 1 and 2 programs undertaken during 2010 and 2011 has shown that gold mineralization at the Singida-Londoni project consists of narrow medium to low grade and often discontinuous lenses. The shear structures hosting the gold-rich zones typically “pinch and swell” along strike, which in places, has resulted in larger pods of limited size as at Sambaru 3 and Sambaru 4 which indicates that the gold deposits have limited potential to be developed into a major ore resource contrary to the Company’s vision of discovering substantially larger and economically viable gold deposits in the short term. In this regard, the Company believes that the nature and extent of the mineralization revealed thus far may lend itself rather towards a small-scale commercial mining operation. The Company intends to explore the possibilities of undertaking a small scale mining operation on a number of PMLs once a scoping study has been completed.,

Kiabakari East (PL7142/2011)

The Kiabakari East Project is located approximately 55 kilometers southeast of Musoma town, in the Mara Region. The PL, covering 15.2 square kilometers and lying within the central part of the Musoma-Mara Greesntone Belt, was granted to Lake Victoria Resources by the Ministry of Mines in April 2011.

The PL was previously investigated by Randgold Resources who excavated a number of N-S trenches across a small hill, rising some 50 meters above the landscape, comprising of Banded Iron Formation (BIF Hill) rocks in the central to southern part of the PL. They also undertook 3 N-S drill fences, totalling 24 reverse circulation drill holes, along strike to the east of the BIF hill. No information is currently available. Minor artisanal mining activities are present on the BIF hill. Recently, the eastern part of the license at the Kyarano Prospect has been invaded by + 500 artisanal miners who have exposed a NNE-SSW trending gold bearing structure hosted by a quartz porphyry dyke within a metasedimentary rock sequence.

Exploration Strategy

The following exploration work has been completed across the Kiabakari East License:

  Landsat Imagery for the license area and surrounding environs.
  Detailed mapping
  Trenching (342.7 meters) including the re-opening of existing trenches as well as new trenches were mapped and sampled across BIF Hill
  Regional geological mapping
  In-house ground magnetic surveying along 200 meter spaced N-S traverse lines
  In-house Gradient IP Survey was undertaken along the same grid as used for the ground magnetic survey
  Regional rock sampling of specific localities on the PL
  Termite sampling
  Soil sampling – regional sampling on 200 meter x 50 meter centers utilizing the geophysics grid

Schlumberger Survey- Schlumberger VES N-S and E-W profiles were undertaken across BIF Hill and the artisanal workings at the Kyarano Prospect respectively (Table 1, Map 4).

Table 1. Schlumberger VES profiles across BIF Hill and the Kyarano Prospect

BIF HILL	FROM	TO
EASTING	NORTHINGS		LENGTH (m)
597200E	9799450	9799750	300
597400E	9799400	9799700	300
*597560E	9799700	9799500	200
*597580E	9799400	9799625	225
*597600E	9799400	9799700	300
*597620E	9799400	9799700	300
597800E	9799300	9799600	300
598000E	9799300	9799600	300
598200E	9799280	9799540	260
598400E	9799200	9799500	300
598600E	9799400	9799700	300

KYARANO PROSPECT

NORTHING	EASTINGS
9799850S	599000	599120	120
9799700S	599000	599400	400
9799650S	599000	599400	400
9799500S	599000	599400	400
9799300S	599000	599400	400
9799100S	599000	599400	400
9798900S	599000	599400	400
9798700S	599000	599400	400
9798500S	599000	599400	400
Uncompleted

*Significant IP anomalies

Inconsistent IP results were noted from the surveys undertaken across the Kyarano workings which failed to distinguish the pyritised quartz porphory rock

A distinct chargeability with low resistivity, situated some 100m north of the interpolated strike extensions of the mineralised BIF unit, was noted from a number of E-W Schlumberger profiles undertaken across BIF Hill (Table 1).

Map 4: Plan of BIF Hill and Kyarano Prospects showing position of Schlumberger profiles and diamond drill collars

Diamond drilling

A total of 4 inclined diamond drill holes, amounting to 648.72 meters, was collared on the southern side of BIF Hill on 40 meter spaced N-S drill fences and drilled to the north at declinations of 50 and 55 degrees to test and define the geometry of the BIF hosted gold mineralization, comprising of chert, siltstone and greywackes (Table 2).

Table 2. Diamond drill programme
BHID	Prospect	Section	Easting	Northing	Elevation	Az	Dip	Length	Comments
KED001	BIF Hill	597580E	597580	9799434	1280.4	0	-50	157.03	Completed
KED002	BIF Hill	597540E	597540	9799438	1278.8	0	-50	154.48	Completed
KED003	BIF Hill	597620E	597620	9799430	1287.2	0	-50	130.48	Completed
KED004	BIF Hill	597620E	597620	9799380	1279.8	0	-55	206.73	Completed
Total								648.72

KED007	Kyarano	9799700N	599153	9799700	1242.7	90	-50	120	Proposed
KED008	Kyarano	9799460N	599100	9799460	1255.1	90	-50	120	Proposed

Each borehole was drilled across the BIF package of rocks comprising of cyclic sequences of siltstone and banded cherts having an overall width of 80 meters, until the footwall pebble conglomerate unit was encountered on the northern side of the hill. The BIF unit dips steeply to the south. Although occasional intraformational sedimentary slump breccias are present, the unit has been complexly folded. A possible NNE trending fault is present which appears to have displaced the eastern part of the ore shoot some 40 meters to the north as well as being responsible for down-throwing the BIF unit to the east (Map 5).

Map 5. Plan of BIF Hill showing results of trench and drill holes and interpolated position of NNE fault.

Massive sulphides, consisting of syngenetic magnetite and pyrrhotite-rich bands occur throughout the BIF unit. Crackle brecciation and fracturing is more common in the brittle chert beds which are often infilled with later pyrrhotite and/or pyrite mineralization. Gold is associated with the sulphide filled fractures as well as within zones of massive pyrite and, to a lesser extent, massive pyrrhotite mineralization.

All the core was cut in half by a rock saw with the half core (or quarter core if over wider intervals of >1 meter) being sampled according to the intervals as per geologic log. Strict quality control has been maintained in which 5% of the sample batch, comprising 20 samples, contained a blank, a Commercail Standard and a duplicate. The samples batches were submitted to SGS Laboratory Mwanza for 50gm Fire assay.

Results

The limited drill programmer of 648.72 meters intersected wide zones of anomalous gold mineralization throughout all four boreholes drilled including 1.03 g/t gold over 37.50 meters and 0.58g/t Au over 43.35 meters, inclusive of higher grade intersections of 1.75 g/t gold over 6.13 meters and 2.05 g/t over 3.00 meters. Mineralized intercepts are summarized in Table 3 below.

Table 3: Summary of Diamond drill intercepts

Hole No.	Total Depth (m)	Section	Azimuth (deg)	Decline (deg)	From (m)	To (m)	Interval (m)	Au (g/t)
KED001	157.03	597580E	0	-50	60.00	109.30	49.30	0.27
Including					60.00	63.00	3.00	2.05
KED002	154.48	597540E	0	-50	48.00	85.50	37.50	1.03
Including					52.20	56.00	3.80	3.31
					71.90	76.60	4.70	1.98
KED003	130.48	597620E	0	-50	57.55	64.70	7.15	0.42
and					87.50	118.00	30.50	0.32
KED004	206.73	597620E	0	-55	76.05	83.00	6.95	0.44
and					107.24	112.60	5.36	0.89
and					145.40	188.75	43.35	0.58
Including					145.40	151.53	6.13	1.75
and					181.20	182.03	0.83	1.21
and					185.40	186.97	1.57	1.17

The gold mineralization, having been offset by the NNE fault, plunges steeply to the east. Anomalous gold mineralization of greater than 250 ppb gold was encountered over substantial widths in each of the boreholes with improved grades being intersected in the deeper whole (KED004) drilled to the east. Mineralization is open down dip and along strike both to the west and down plunge to the east (Map 6).

Kyarano Prospect

The Kyarano Prospect, located on the eastern side of the Kiabakari East Permit, is a recent and active artisanal site in which upto +500 illegal miners have been present. Shafts, aligned along a NNE trend were sunk into a quartz porphyry/felsite “dyke” rock for a strike distance of some 400 meters. Mining activities decreased as flooding of the shafts occurred from 15-20 meters below ground. A number of the shafts were sampled and assayed for gold by 50 gm fire assay, results of which are shown in Table 4 and Map 4.

Map 6: Longitudinal Section across BIF Hill showing interpolated plunge of the gold-rich sulphide zone.

Table 4. Results of shaft sampling at the Kyarano Prospect

Prospect	Pit_ID	East (Arc60)	North (Arc60)	SANO	Au ppm	Description
Kyarano	KP023	599210	9799682	A22984	0.47	Qtz vein - 7m depth
Kyarano	KP0024	599212	9799646	A22985	0.06	Light grey felsite/qtz porphory -10m depth
Kyarano	KP0025	599255	9799608	A22986	0.11	Light grey felsite/qtz porphory-9m depth
Kyarano	KP0026	599176	9799566	A22987	0.01	Light grey felsite/qtz porphory-8m depth
Kyarano	KP0027	599162	9799500	A22988	1.74	Light grey felsite/qtz pophory-7m depth
Kyarano	KP0028	599164	9799454	A22989	0.93	Light grey felsite/qtz porphory-5m depth
Kyarano	KP0029	599260	9799470	A22990	19.8	Light grey felsite/qtz porphory-5m depth

Diamond drilling

A short drilling programme was been planned to test the NNE trending pyritic quartz felsite porphyry at the Kyarano Prospect located on the eastern side of the project area some 1.5 kilometres east of BIF Hill. Two boreholes, collared 240 meters apart on E-W drill fences (Table 2) are to test the area 80 meters beneath the active artisanal workings in order to examine the hosting lithologies and alteration associated with this known gold mineralisation. However, due to budget constraints, the two diamond drill holes previously planeed to test the Kyarano Prospect, were not drilled.

NW Prospect

A number of old trenched were discovered in the northwestern corner of the licence immediately south of the granite – greenstone contact (Map 7).

Map 7. Aerial photograph of the trench excavations undertaken by Rand Gold in the NW part of the Kibakari East Licence (after Google Earth).

The area is underlain by BIF rocks comprising of chert and siltstone rocks. It is cut by a N-S trending quartz diorite dyke. Two areas of artisanal mining have exposed highly oxidized and leached sulphidic zones within the BIF rocks. A number of grab samples were collected and Fire assayed for gold by SGS Laboratories Mwanza (Table 5) .

Table 5. Results of rock samples taken from artisanal workings in highly oxidized and leached BIF

Sample No	Easting	Northing	Au (g/t)	Comments
283694	596490	9800764	0.02	Silicified shear zone, intensely leached
283695	596490	9800764	0.03	As above
283696	596505	9800800	0.02	Silicified, intensely leached + Sulphur
283697	596506	9800802	0.01	Silicified BIF

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

A Reverse circulation drill programme is planned to develop a gold resource at both BIF Hill and the Kyarano prospect

Uyowa Gold Project

Introduction

The Uyowa Gold project, located 120 kilometers northwest of Tabora town, consists of seven (7) Prospecting Licenses (PLs) that initially cover a total area of 729.73 square kilometers in the west-central area of Tanzania.

However, many of the licences in the Uyowa project were due for renewal during 2011 and according to Governmnet degree, 50% of the areas were relinquished reducing the total land package to 421.75 square kilometers (Map 8).

Map 8: Current licence distribution of the Uyowa Project

Exploration has been mainly focused in the northern license blocks PL 3425/2007 and PL5153/2008 of Target 3 (Map 9). PL5153/2008 was previously investigated by Ashanti Gold in 2003, in which they undertook 999 meters of Reverse Circulation drilling. The area is now an active artisanal mining site.

Exploration

Exploration on the Uyowa Project commenced in the 1st quarter of 2011 and to date the following work has been undertaken:

PL 3425/2005

-	Re-processing and interpretation of the aeromagnetic data, flown by Geosurvey International G.m.b.H between 1977 to 1980 purchased from the Geological Survey, Dodoma (Map 9).
-	Ground Magnetometer survey over part of PL3425/2005 on 400 meter x 50 meter grid
-	Soil sampling on 400 meter x 50 meter grid totaling 2616 samples
-	Termitaria sampling
-	Regolith mapping
-	Remote sensing studies

Map 9. Regional aeromagnetic map across Uyowa Project area showing exploration targets numbered according to priority

PL 5153/2007 (Map 10)

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
  Regolith mapping
  Detailed mapping
  Termitaria sampling
  Soil and termitaria sampling - on 200 meter x 50 meter grid totaling 2616 samples. All the anomalous gold values occur as single point values along the known E-W zone of gold mineralization. A single maximum value of 400 ppb gold occurs on the far eastern side of the trend (Map 11).
  Shaft sampling
  A total of 29 reverse circulation drill holes, amounting to 2,486 meters, was drilled to test the down-dip continuity of thickness and grade as well as exploring the strike extensions of the 4 main mineralized zones across the PMLs, was completed in September 2011 (Map 12) .

Map 10: Grid layouts of exploration surveys undertaken across the artisanal workings and environs on PL 5153/2008

Map 11: Soil geochemistry map showing main anomalous gold trends

Map 12: Borehole collar plan showing gold intercepts along the mineralised zone

Diamond drilling

The 1459 meter diamond drill program , primarily aimed at defining and understanding the structural controls of the 4 gold veins across 300 meters of strike length within the central to western parts of the 1700 meter long E-W shear zone, was undertaken from March to May 2012. The 11 hole program, planned on 40 meter spaced N-S sections, also tested the down-dip extensions of mineralization to a vertical depth of some 150 meters. A total of 1459 meters was drilled in 11 boreholes (Table 6, Map 13 ).

Table 6. Diamond drill programme

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
* "Twin" hole to URC014

Map 13: Diamond drill collar plan

Drilling has revealed that the gold mineralization is hosted by a number of semi-continuous ductile shears zones of up to 7 meters wide and containing disseminated pyrite mineralization, dipping between 55 to 70 degrees to the north. In all sections, the mineralized gold zones have been traced to vertical depths of 100 meters and are open at depth.

A “twin” hole was drilled to compare the gold grades and widths in order to increase gold grade confidence of the previous RC drilling results and to work towards establishing a gold resource.

A single diamond drill hole was drilled at either end of the known mineralized zone, confirming the presence of the mineralized shear zone continuing out along strike both to the east and to the west.

All borehole samples across the mineralized zones have been split, sampled and submitted to SGS Laboratories Mwanza for 50 gm Fire assay. Strict quality control was maintained with 5% of each of the sample batches having a blank, duplicate and Commercial standard inserted as part of the sample stream.

Results

Notable results include: 27.3 g/t Au over 0.40 meters, 16.3g/t over 0.35 meters, 3.05g/t Au over 4 meters and 2.21 g/t Au over 6 meters are shown in Table 7.

Table 7: Summary of Diamond Drill intercepts

Hole No.	Total Depth (m)	Section	Azimuth (deg)	Decline (deg)	From (m)	To (m)	Interval (m)	Au g/t
UDD001	165.18	389960E	180	-65	104.00	108.00	4.00	3.05
UDD002	139.84	389920E	180	-60	96.00	102.00	6.00	2.21
including					98.50	98.80	0.30	11.4

UDD003	155.24	390000E	180	-60	47.65	48.45	0.80	1.61
and					104.00	107.00	3.00	1.44
UDD004	79.98	390040E	180	-65	45.00	48.00	3.00	5.6
including					46.60	47.00	0.40	27.3
UDD005	140.52	390040E	180	-60	115.00	116.30	1.30	2.01
and					119.30	119.70	0.40	1.75
UDD006	145.83	390080E	180	-60	90.35	96.00	5.65	0.9
UDD007	130	390120E	180	-65	81.00	85.00	4.00	2.67
and including					98.00	105.80	7.80	1.27
					100.50	101.00	0.50	6.97
UDD008	134.88	390200E	180	-65	79.90	80.20	0.30	1.48
UDD009	114.96	390320E	180	-65	91.50	91.85	0.35	16.3
UDD010	132.98	389720E	180	-60	95.85	96.30	0.45	1.1
UDD011	116.78	390840E	180	-64	6.40	7.90	1.50	1.07
and					100.30	100.90	0.60	1.36

Drilling successfully intersected the mineralized lenses as identified from the RC drill program of August 2011. Diamond drilling has further defined the geometry of the mineralized zones to comprise of 2 gold lenses, situated approximately 25 meters apart, dipping moderately to the north at 65 degrees. The dip of the 2 lenses steepens to 75 degrees further along strike to the east (Map 14). The southern lens is the more dominant of the two gold structures in having both a higher gold grade and a more continuous strike length. Gold mineralization is hosted by pyrite within narrow ductile shear zones having a maximum intersected width of upto 7.8 meters.

Map 14. Distribution and location of shear hosted gold structures as defined both by RC and diamond drilling.

The distribution of gold in Lens 2 suggests that there are 3, equally spaced gold “shoots” of approximately 80 meters broad plunging at 30 degrees to the west which are open at depth (Map 15). A left lateral fault on the western side of the main drilling target has offset the strike of the lenses by some 100 meters. Some of the highest gold intercepts, which have been reported from drilling, occur in the western shoot. The central and eastern ore shoots appear to have lower overall gold grades and narrower intercepts.

Map 15: Longitudinal section showing gold distribution plot along strike of mineralized zone.

Future exploration

PL3425/2007

  Ground truthing of Landsat and ASTER imaging by following up on a number of iron alteration zones
  Field investigation and follow up sampling/pitting/trenching on the soil anomalies as delineated from the earlier soil sampling program completed in 2011.
  Selected Gradient IP surveys and Schlumberger VES profiling across delineated ground magnetic targets.
  RAB/RC drilling over prioritized targets.

PL5153/2008

Interpretation of the ground magnetic survey suggests the presence of a graben structure that coincides with the last of the artisanal workings on the western side of known mineralized zone. The area, unlike the artisanal site where laterite is often exposed on surface, is overlain by sand cover for some 500 meters to the west before lateritic soils are again present suggesting possible continuation of the mineralized trend further to the west. Landsat imagery clearly shows area of laterite and lateritic soil over the area. Based on the recent soil geochemistry results, follow up specific soil sampling is planned across the interpolated trend of gold mineralization to both the west and east of the artisanal workings covering a total strike length of 3.5 kilometers as shown in Map 16.

Conventional soil sampling is planned across areas of lateritic soil cover. Initially a RAB program had been recommended to test the intervening areas covered by black cotton soil (“mbuga’). However, prior to embarking on such a program, an orientation survey using enzyme geochemistry has been recommended as a trial study over a portion of the area to be sampled. Should results be positive further sampling incorporating this geochemical method will continue to be used to outline the gold anomaly.

Follow-up investigation using possibly both methods of soil sampling will be undertaken across a number of ground magnetic targets (Map 17) in order to priorities targets for later testing by RAB drilling.

Reverse Circulation drilling has been planned to undertake infill drilling on 40 meters spaced N-S sections across the artisanal site in order to undertake a resource calculation. Furthermore, part of the program will also focus on testing the soil anomaly along strike.

Map 16: Soil sampling plan to trace the strike extensions of the mineralized gold structure across PL5152/2008.

Map 17: TMI map over the artisanal area and environs.

Handeni Gold Project

The Handeni Project initially comprised of three (3) Prospecting Licenses and covering a total area of 200.59 square kilometers (Table8), is located approximately 240 kilometers by road north-west of Dar es Salaam and some 30 kilometers south of Handeni town within the Handeni District (Map 18). Subsequent exploration has resulted in both the Amani (PL7002/2011) and the Mkulima (PL4816/2007) being relinquished and the properties have been returned to their prospective owners. The Company has retained 100% of the mineral rights of the remaining PL4816/2007.

Table 8. Details of Handeni Region Prospecting Licenses

License ID	Area	Area (km2)
7002/2011	Amani	172.36
7148/2011	Mkulima East	12.00
4816/2007	Mkulima	16.23
Total		200.59

Map 18: Location map of the Handeni Project showing the PLs in red.

Exploration

No exploration was undertaken on the Handeni Project during the quarter.

Future exploration

An infill soil sampling programme on 100 meter x 25 meter grid is recommended across the Mkulima Hill (188 samples) in order to better define the apparent gold anomalies prior to planning a trenching programme across the main anomalous zones (Map 19). Should a trenching programme be warranted, further soil sampling on 100 meter x 50 meter grid is proposed around the hill on 200 meter x 50 meter grid (623 samples) to increase the area of investigation and strike extend of the gold anomalies (Table 9 , Map 19).

Map 19: Soil sampling grids across Mukulima East outlining potential soil anomalies

Table 9. Planned soil grid across the Mkulima East Licence

	From		To	Length	50
Section	East (Arc 60 37S)	North (Arc 60 37S)	East (Arc 60 37S)	(m)	Sample Number
9358900E	407400	9358900	410250	2850	58
9358500E	407400	9358500	410250	2850	58
9358100E	407400	9358100	410250	2850	58
9357700E	407400	9357700	410250	2850	58
9357700E	407500	9357700	410200	2700	55
9357300E	407600	9357300	410150	2550	52
9357100E	407650 408325	9357100 9357100	408300 408450	650 125	14 6
9357000E	407700	9357000	410100	2400	49
9356900E	408200	9356900	409150	950	39
9356800E	407650 409250	9356800 9356800	408250 410050	600 800	13 17
9356700E	408300		409450	1150	47
9356600E	407750 409250	9356600 9356600	408450 409500	700 250	15 6
9356500E	409450	9356500	409650	200	5

9356400E	407800	9356400	408550	750	16
9356325E	408900	9356325	409600	700	29
9356250E	408100	9356250	409200	1100	23
	409000	9356250	409750	750	31
9356150E	409200	9356150	409600	400	17
9356050E	409200 409200 409700	9356050 9356050 9356050	409600 409650 409850	400 450 150	9 19 4
9355850E	408150	9355850	409800	1650	34
9355850E	408250	9355850	410200	1950	40
9355450E	408350	9355450	410250	1900	39
Total samples					811
25m	(Total samples
centres	188)	PHASE 1
50m centres	(Total samples
623)		PHASE 2

North Mara Gold Projects

The North Mara Gold Project, comprising of 10 Prospecting licences and covering 585.07 square kilometers, have been divided into 3 blocks, namely the Tarime, Nyabigena and the Kubiasi Kiserya project areas which includes the Kiagata Project. A recent addition to the North Mara Gold project is the Maji Moto licence (HQ-P23869), located28 kilometers to the SW of the African Barrick, North Mara Gold mine.Kiagata Project (PL 4225/2006)

The Kiagata project, located within the North Mara Greestone belt, is situated in the Musoma District and is about 30 kilometers from Musoma Town, the main commercial hub in the area. The project is located immediately south of the Mara river and west of the Serengeti National Park.

A reconnaissance survey involving mapping, termite sampling, and selected soil and rock sampling were carried out but results suggest that no gold mineralization is present on the property. The licence is to be relinquished.

Kubiasi Kiserya (PL4833/2007)

The Kiserya project is located in northeastern Tanzania approximately 18 kilometers southeast from African Barrick’s North Mara Gold Mine, within the N Mara Gold Belt. The licence lies adjacent to the Mara River and to the north of the Serengeti Game Reserve. The northern and western parst of the licence are underlain by greenstone rocks that tend to crop out as series of large hills that dot the surrounding plains. The remainder of the licence is underlain by granite. Little to no colluvium of black clay “mbuga” is present.

Exploration

No exploration activities were undertaken during the quarter

Future Exploration

Exploration is to be focused on investigating:
i.	Anomaly 1, located along the granite/metavolcanic contact that has been cut by a prominent NW-SE shear zone (Map 20). Active artisanal workings occur along the shear zone some 500 meters NW of the licence.
ii.	The E-W striking quartz veins in Anomalies 2 and 3 which returned anomalous gold values
iii.	The N-S trending Anomaly 4.

iv.	The quartz vein that returned 5.15 g/t gold on the northern slope of Kiterere Hill in the Eastern part of the Prospect.
v.	The old colonial shaft at the base of Getangana Hill

Mapping, trenching and possible Schlumberger VES profiling are planned to complete this phase of exploration.

Map 20: Soil anomaly map of Kubiasi Kiserya PL4833/2007

Maji Moto HQ-P23869

A recent acquisition to the N Mara group of licences is the Maji Moto licence that was awarded to the Company by the Ministry of Mines through application and tender in April 2012.

The licence is situated in the N Mara Greenstone Belt (Eastern Musoma Goldfields) approximately 28 kilometers to the SW of African Barrick’s N Mara Gold Mine (Map 21). Three artisanal gold mining sites are known on the licence.

Exploration

Exploration has not yet commenced on the licence.

Map 21:. Location map of Maji Moto HQ-P23869

Note: HQ-O23869 is the Application number. The licence has yet to be allocated a PL number by the Ministry.

Future exploration

The following exploration strategy (Phase 1) will be followed as soon as a field camp is established on site:

  Regional ground Magnetic surveyRegional mapping of the licenceRegional soil sampling on 200 meter x 50 meter sample gridDetailed mapping and soil/rock sampling at and around the artisanal sitesSchlumberger profiles across the known artisanal sites

Phase 2 will be dependant on the results achieved from the Phase 1 exploration programme

Acquisition of Prospecting Licenses in Tanzania

General

The following is a discussion and analysis of our plan of operation and results of operations for the three month period ended June 30, 2012, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Plan of Operation

As of June 30, 2012, we had negative working capital of approximately $210,000. We plan to spend approximately $50,000 for our property acquisitions and holding costs and $200,000 for exploration activities for the next twelve months, with work being conducted on several projects including soil sampling, trenching and drilling. We will need to raise additional funds to finance the exploration activities on our projects. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders. Our estimated expenses over the next twelve months are as follows:

Cash Requirements during the Next Twelve Months

Expense	($)
Property acquisition and holding costs	50,000
Exploration expenses	200,000
Professional fee	150,000
General and administration fee	500,000
Total	900,000

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

RESULTS OF OPERATIONS

Three Month Summary

	Three Months Ended
	June 30,
	2012	2011
Revenue	$-	$-
Expenses	1,238,495	403,656
Other income (expenses)	(5,818)	1,485,464
Net Income (Loss)	$(1,244,313)	$1,081,808

Revenue

We had no operating revenues for the three month period ended June 30, 2012 and 2011. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations.

Operating Costs and Expenses

The major components of our expenses for the three months ended December 31, 2011 and 2010 are outlined in the table below:

	Three Months Ended
	June 30,
	2012	2011

Amortization and depreciation	10,183	7,125
Exploration costs	517,021	53,056
General and administrative	90,246	68,825
Impairment of mineral property acquisition costs	8,550	-
Management and director fees	9,000	5,000
Professional fees	91,161	100,025
Salaries	136,672	144,987
Stock-based compensation	362,336	-
Travel and accommodation	13,326	24,638
Total Expenses	1,238,495	403,656

General and Administrative Expenses

The Company reported a loss of $1,238,495 for the three months ended June 30, 2012 compared with a loss of $403,656 for same period in fiscal 2011. The increased loss in the current period is mainly attributed to increased exploration costs and stock-based compensation.

The $21,421 increase in our general and administrative expenses for the three month period ended June 30, 2012 as compared to the same period in fiscal was primarily due to increase in licenses holding costs and salary.

Liquidity and Capital Resources

Working Capital

	June 30, 2012	March 31, 2012
Current Assets	$267,023	$586,592
Current Liabilities	476,910	219,879
Working Capital	$(209,887)	$366,713

Cash Flows

Three Months Ended
June 30, 2012
Cash used in Operating Activities	$(622,444)
Cash used in Investing Activities	(331)
Cash provided by Financing Activities	286,975
Net Increase (Decrease) in Cash	$(335,800)

We had a cash balance of approximately $188,000 and negative working capital of $210,000 as of June 30, 2012 compared to cash of $523,000 and working capital of $367,000 as of March 31, 2012. The decrease of cash balance and working capital primarily due to cash spent on exploration and development. We anticipate that we will incur approximately $900,000 for operating expenses, including professional, legal and accounting expenses during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Going Concern

The unaudited financial statements accompanying our quarterly report on Form 10-Q for the quarter ended June 30, 2012 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2012, we had a cash balance of approximately $188,000 and we estimate that we will require approximately $650,000 for general and administration costs and professional fees, and $250,000 for property acquisition holding and exploration costs associated with our plan of operation over the next twelve months. We do not have sufficient funds for general and administration activities and planned mineral property acquisition and exploration activities and therefore we will be required to raise additional funds. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders.

The advancement of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We had an approximate cash balance of $188,000 and negative working capital of $210,000 as of June 30, 2012 compared to a cash balance of $523,000 and working capital of $367,000 as of March 31, 2012 and we estimate that we will require approximately $900,000 for costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We intend to raise additional funds from another equity offering or loans. At the present time, we are attempting to raise additional money, but there is no assurance that we will be successful. If we need additional funds and are unable to raise them, we will have to suspend or cease operations until we succeed in raising additional funds.

Outstanding shares and options

As of August 14, 2012, we have 111,770,733 shares of common stock outstanding, 9,520,000 stock options outstanding and 35,689,901 warrants outstanding.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2013, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on June 6, 2007)
3.2	Certificate of Amendment dated December 7, 2010 (incorporated by reference from our Current Report on Form 8-K dated December 10, 2010)
3.3	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K filed on June 7, 2011)
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2 filed on June 6, 2007)
4.2	Form of Warrant Certificate for Offering Completed September 7, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.1	Option Agreement with Geo Can Resources Company Limited (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2009)
10.2	Binding Letter Agreement with Kilimanjaro Mining Company Inc. (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2009)
10.3	Consulting Services Agreement with Stocks That Move (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2009)
10.4	Consulting Agreement with Robert Lupo (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 22, 2010)
10.5	Addendum to the Consulting Agreement with Robert Lupo (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 22, 2010)
10.6	Finder’s Fee Agreement with Robert A. Young and the RAYA Group (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2010)
10.7	Termination of the Consulting Agreement with Robert Lupo (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2010)
10.8	Consulting Agreement with Clive Howard Matthew King (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2010)
10.9	Consulting Agreement dated October 7, 2010 between the Company and Misac Noubar Nabighian (incorporated by reference from our Current Report on Form 8-K filed on October 13, 2010)
10.10	2010 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K filed on October 13, 2010)
10.11	Stock Exchange Agreement with Kilimanjaro Mining Company, Inc. and their selling shareholders (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2009)
10.12	Form of Subscription Agreement for Offering Completed September 7, 2010(incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.13	Amendment No. 1 to Consulting Agreement between the Company and Clive King dated effective November 11, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.14	Form of Mineral Property Sales Agreement dated May 15, 2009, July 29, 2009, August 28, 2009 and November 19, 2009 between a director of the Company and the landowners listed below (collectively the “Landowners”) (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010):
	No	Owners Name
	S01	Pius Joackim Game in Parenership with Mustafa Kaombwe and Msua Mkumbo
	S03	Mohamed Suleimani and Partners Plus Chombo, Alfred Joakim and Heri S. Mhula
	S04	Maswi Marwa In Partnership with Robert Malando, Andrew Julius Marando and Mathew Melania
	S05	John Bina Wambura in Partnership with Fabiano Lango
	S06	Elizabeth Shango
	S07	Athuman Chiboni in Partnership with Maswi Marwa and Robert Malando
	S08	Malando Maywili in Partnership with Charles Mchembe
	S09	Robert Malando
	S10	Raymond Athumani Munyawi
	S11	Jeremia K. Lulu in Partnership with Agnes Musa, Juma Shashu, Neema Safari, Neema Tungaraza, Safari Neema

Exhibit
Number		Description
Tungaraza, Safari Meema and Simon Gidazada
	S12	Heri S. Mhula and partners Samweli Sumbuka, Plus Gam and Shambulingole
	S13	Limbu Magambo Nyoda and Partners Saba Joseph, Bakari Kahinda
	S14	Shambuli Sumbuka in Partnership with Limbu Gambo
	S15	Salama Mselemu
	S16	John Bina Wambura in Partnership with Bosco Sevelin Chaila; Plus Game; Saimon Jonga
	S17	John Bina Wambura in Partnership with Jumanne Mtemi; Anton Gidion; Bosco Sevelin Chaila; Plus Game; Saimon Jonga
	S18	Limbu Magambo in Partnership with Pous GamI and Shambuli Sumbuka
	S19	Lukas Mmary in Partnership with Henry Pajero, John Bina, Massanja Game, Mwajuma Joseph, Mwita Magita and Plus Game
	S20	Maswi Marwa In Partnership with Shagida malando; Marwa Marwa; Benidict Mitti and Fred Mgongo
	S21	Mustafa IDD Kaombwe
	S22	Mustafa IDD Kaombwe in Partnership with Mahega Malugoyi; Julias Kamana; Ramadhani Lyanga and Abas Mustafa
	S23	Ramadhani Mohamed Lyanga In partnership With Mustafa Kaombwe and Bethod Njega
	S24	Ales David Kajoro in partnership with Henry Ignas; Daud Peter and Julias Charles Rugiga
	S25	Joel Mazemle in Partnership with Christina Mazemle, Plus Chombo and Limbu Magambo Nyoda
	S26	Idd Ismail in Partnership with Bakari Abdi, Elizabeth U. Yohana, Emanuel Marco, Hamisi Ramadhan, Husein Hasan, Mnaya Hosea, and Sanane Msigalali

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

10.20	Amendment to Mineral Financing Agreement between the Company and Ahmed Magoma dated October 27, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.21	Declaration of Trust of Geo Can Resources Company Limited dated July 23, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.22	Form of Subscription Agreement for non US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)
10.23	Form of Subscription Agreement for US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)
10.24	Consulting Agreement dated April 26, 2011 between David Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.25	Consulting Agreement dated April 26, 2011 between Roger Newell and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.26	Employment Agreement dated April 26, 2011 between Heidi Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.27	Employment Agreement dated April 26, 2011 between Ming Zhu and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.28	Geita Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.29	Kalemela Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.30	North Mara Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

Exhibit
Number	Description
10.31	Singida Option Agreement dated May 6, 2011 among Otterburn Ventures Inc., the Company and Ahmed Abubakar Magoma (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
16.1	Letter dated October 8, 2010 from BehelerMick PS (incorporated by reference from our Current Report on Form 8-K filed on October 8, 2010)
21.1	List of Subsidiaries (incorporated by reference from our from our Annual Report on Form 10-K filed on June 29, 2012)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.2	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
99.3	Disclosure Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE VICTORIA MINING COMPANY, INC.

By	/s/ David Kalenuik
David Kalenuik
President, and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2012

By	/s/ Ming Zhu
Ming Zhu
Chief Financial Officer
(Principal Accounting Officer and Principal
Financial Officer)

Date:	August 14, 2012