Form 10-Q
period 2012-09-30
Lake Victoria Mining Company, Inc.
filed 2012-11-14
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of November 14, 2012, there were 114,554,067 shares of common stock, par value $0.00001, outstanding.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)

September 30, 2012

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	September 30,	March 31,
	2012	2012
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	167,996	523,405
Advances and deposits (Note 3(b))	72,102	63,187
Total Current Assets	240,098	586,592
Property and Equipment (Note 4)	109,212	129,248
Mineral Properties (Note 7)	573,200	556,750
Total Assets	922,510	1,272,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	463,429	168,655
Accounts payable to related party (Note 3(a))	97,976	500
Accrued expenses	–	47,094
Other payables (Note 5)	82,445	3,630
Royalty deposits received (Note 7(b))	150,000	–
Notes payable (Note 6)	9,142	–
Total Liabilities	802,992	219,879

Nature of Operations and Going Concern (Note 1)
Commitments (Note 11)
Subsequent Event (Note 12)
Stockholders’ Equity
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; No shares issued and outstanding (Note 8)	–	–
Common Stock, 250,000,000 shares authorized, $0.00001 par value; 114,554,067 shares issued and outstanding (2012 - 97,485,733) (Note 8)	1,146	975
Additional Paid-in Capital	17,528,554	16,142,289
Common Stock and Warrants Issuable	–	737,100
Deficit Accumulated During the Exploration Stage	(17,410,182)	(15,827,653)
Total Stockholders’ Equity	119,518	1,052,711
Total Liabilities and Stockholders’ Equity	922,510	1,272,590

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

					Accumulated From
					December 11, 2006
					(Date of Inception)
	Three Months Ended		Six Months Ended		to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Amortization and depreciation	10,184	8,925	20,367	16,051	94,679
Exploration costs (Notes 3 and 7)	105,209	290,940	622,230	343,996	4,720,071
General and administrative	55,337	88,627	145,583	157,453	2,432,485
Impairment of mineral property acquisition costs (Note 7)	–	371,612	8,550	371,612	11,593,253
Management and director fees	9,000	9,000	18,000	14,000	574,017
Professional and consulting fees	29,462	94,504	120,623	194,529	3,691,372
Salaries	123,047	147,243	259,719	292,230	966,502
Stock-based compensation (Note 9)	–	–	362,336	–	2,170,150
Travel and accommodation	3,941	2,529	17,267	27,167	416,883

Total Operating Expenses	336,180	1,013,380	1,574,675	1,417,038	26,659,412

Operating Loss	(336,180)	(1,013,380)	(1,574,675)	(1,417,038)	(26,659,412)

Other Income (Expenses)
Loss on sales of investments	–	(757,489)	–	(757,489)	(752,489)
Foreign exchange loss	(1,617)	(66,491)	(7,438)	(69,654)	(166,870)
Interest income	302	139	305	1,343	11,329
Interest expense	(721)	–	(721)	–	(1,766)
Loss on debt settlement	–	–	–	–	(63,752)
Other income	–	–	–	–	15,900
Income from options granted on mineral properties	–	–	–	1,487,423	1,487,423

Total Other Income (Expenses)	(2,036)	(823,841)	(7,854)	661,623	529,775
Net loss	(338,216)	(1,837,221)	(1,582,529)	(755,415)	(26,129,637)
Net loss attributable to non-controlling interest	–	–	–	–	8,719,455
Net Income (Loss) Attributable to the Company	(338,216)	(1,837,221)	(1,582,529)	(755,415)	(17,410,182)

Net loss	(338,216)	(1,837,221)	(1,582,529)	(755,415)	(17,410,182)
Other Comprehensive Loss
Unrealized holding losses on other investment	–	–	–	–	–
Comprehensive loss	(338,216)	(1,837,221)	(1,582,529)	(755,415)	(17,410,182)
Comprehensive Loss attributable to non-controlling interest	–	–	–	–	8,719,455
Comprehensive Loss attributable to the Company	(338,216)	(1,837,221)	(1,582,529)	(755,415)	(8,690,727)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.02)	(0.01)	(0.01)
Weighted Average Shares Outstanding	113,132,146	97,485,733	111,128,138	96,981,659

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

			Accumulated
(Unaudited)			From
			December 11,
			2006
	Six Months Ended		(Date of Inception)
	September 30,		to
			September 30,
	2012	2011	2012
	$	$	$
Operating Activities
Net Loss	(1,582,529)	(755,415)	(17,410,182)
Adjustments to reconcile net loss to cash used in operating activities
Amortization and depreciation	20,367	16,051	94,679
Directors' compensation share payments	–	–	35,000
Impairment of mineral property acquisition cost	8,550	371,612	11,593,253
Loss on debt settlement	–	–	63,752
Loss on sales of investments	–	757,489	752,489
Loss in subsidiary attributed to non-controlling interest	–	–	(8,719,455)
Restructuring charges	–	–	(110,019)
Share payment for consulting services	–	48,900	2,746,498
Share payments received for options granted on mineral properties	–	(990,000)	(990,000)
Cash received from options granted on mineral properties	–	–	(497,423)
Stock-based compensation	362,336	–	2,170,150
Changes in operating assets and liabilities:
Increase in advances and deposits	(8,915)	(38,196)	(72,102)
Increase in amounts receivable	–	256,968	–
Increase in amounts due to/from related parties	97,476	499,043	97,976
(Increase) Decrease in accounts payable	294,774	(673,942)	463,432
Decrease in accrued expenses	(47,094)	(119,539)	–
Increase in other payables	78,815	24,630	82,445
Net Cash Used In Operating Activities	(776,220)	(602,399)	(9,699,507)
Investing Activities
Acquisition of property, plant and equipment	(331)	(55,722)	(203,891)
Cash payment for acquisition of mineral properties	(25,000)	(758,912)	(4,262,053)
Cash received from options granted on mineral properties	–	–	497,423
Proceeds of subsidiary stock issuances	–	–	1,600,300
Proceeds from sale of royalty interests	150,000	–	150,000
Purchase of investment	–	–	(5,000)
Proceeds from sale of investments	–	232,511	242,511
Net Cash Provided By Investing Activities	124,669	(582,123)	(1,980,710)
Financing Activities
Proceeds from note payable	9,142	–	21,892
Repayment of note payable	–	–	(12,750)
Proceeds from issuance of stock, net	287,000	–	11,853,071
Payment for cancellation of stock	–	–	(14,000)
Net Cash Provided By Financing Activities	296,142	–	11,848,213
Net (Decrease) Increase In Cash and Cash Equivalents	(355,409)	(1,184,522)	167,996
Cash and Cash Equivalents at Beginning of Period	523,405	2,282,902	–
Cash and Cash Equivalents at End of Period	167,996	1,098,380	167,996

Supplemental Cash Flow information ( Note 10)

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012
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

The Company’s main area of interest is to search for mineral deposits or reserves which are not in either the development or production stage. The Company is primarily conducting exploration activities on gold and uranium properties located in Tanzania. The Company is planning to run a small-scale gold mine on mineral properties under the Company’s primary mining licenses.

As of September 30, 2012, none of the Company’s mineral property interests had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As shown in the accompanying financial statements, the Company has a working capital deficit of $562,894 and an accumulated deficit of $17,410,182 incurred through September 30, 2012. The Company also has no revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to continue the exploration for gold and uranium. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2012, and the results of its operations and cash flows for the six-month periods ended September 30, 2012 and 2011. The results of operations for the period ended September 30, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
September 30, 2012
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Business Combinations

The Company follows the guidance in ASC 805, Business Combinations, and ASC 810, Consolidation. The net loss attributable to non-controlling interest recognized during the period from December 11, 2006 (date of inception) to September 30, 2012 was previously the minority interest held by certain passive shareholders at the consolidated financial statement level of Kilimanjaro, and whose interests were eliminated for accounting purposes by the August 7, 2009 share exchange agreement. The Company, after August 7, 2009, had no further non-controlling interests. As of September 30, 2012, a cumulative loss of $8,719,455 had been attributed to the non-controlling interest of the Company’s controlled subsidiary.

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of September 30, 2012, the Company had 46,642,734 potentially dilutive securities outstanding.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance or may be redeemed without significant penalties to be cash equivalents.

As of September 30, 2012 and 2011, the Company has approximately $3,700 and $25,000, respectively, deposited at FDIC insured banks in the United States. FDIC deposit insurance covers the balance of each depositor’s account up to $250,000 per insured bank.

As of September 30, 2012 and 2011, the Company has approximately $153,000 and $978,000, respectively, deposited at CDIC insured banks in Canada. CDIC deposit insurance covers the balance of each depositor’s account up to $100,000 per insured bank. These deposits include $7,000 (CAD$ 6,900) and $33,402 (CAD$ 34,500), respectively, of guaranteed investment certificates bearing variable interest at prime rate less 2.05% which is restricted in use for corporation credit cards.

As of September 30, 2012, the Company has Tanzania shillings of 1,513,000 (approximately $938) and $3,156 deposited in Tanzania. The Deposit Insurance Board in Tanzania insures up to 1,500,000 Tanzanian Shillings (approximately $930 as of September 30, 2012) per customer per bank. Any amount beyond the basic insurance amount may expose the Company to a loss.

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

When the Company has capitalized mineral property costs, these properties will be periodically assessed for impairment of value. Once a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method. The Company records its interests in mining properties and areas of geological interest at cost. The Company has capitalized mineral properties costs of $573,200 and $556,750 as at September 30, 2012 and March 31, 2012, respectively.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012
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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of September 30, 2012.

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

The Company’s financial instruments consist principally of cash and cash equivalents, advances and deposits, accounts payable, accounts payable to related party, other payables and note payable.

Pursuant to ASC 825, the fair value of cash and cash equivalents are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of advances and deposits, accounts payable, accounts payable to related party, other payables and notes payable approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Financial Instruments (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of September 30, 2012 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2012
	$	$	$	$
Assets:
Cash and cash equivalents	167,996	–	–	167,996

k)	Foreign Currency Translation

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

At September 30, 2012, approximately $95,195 of property and equipment is located in Tanzania and $14,018 in Canada. Mineral properties are located in Tanzania. Although Tanzania is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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
September 30, 2012
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

a)

As at September 30, 2012, the Company owed $97,976 (March 31, 2012 - $Nil) to five directors and officers of the Company. During six months ended September 30, 2012, the Company incurred $18,000 (2011 - $14,000) of directors fees to a director, $21,000 (2011 - $21,000) of geologist consulting fees to a director, $184,991 (2011-$202,773) of salary to three directors and officers.

	b)	As at September 30, 2012, the Company held $40,766 (March 31, 2012 -$27,130) in trust with a company sharing a common director, which has been included in advances and deposits.

4.	Property and Equipment

Property and equipment consists of the following:

	As at September 30, 2012			As at March 31, 2012
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
	$	$	$	$	$	$
Mining tools and equipment	143,270	65,180	78,090	143,272	50,853	92,419
Motor vehicle	12,800	3,413	9,387	12,800	2,133	10,667
Furniture and equipment	12,127	4,982	7,145	12,127	3,769	8,358
Computer and software	35,694	21,104	14,590	35,361	17,557	17,804
	203,891	94,679	109,212	203,560	74,312	129,248

5.	Other Payables

As of September 30, 2012 and March 31, 2012, one subsidiary of the Company withheld tax deductions of $81,980 and $3,111, respectively, to conform to local tax law.

6.	Notes Payable

On July 26, 2012, the Company signed a finance agreement for $13,275 at an annual rate of 18.15% for an eleven month period, payable in monthly installments of $1,364 for general liability insurance.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012
(Expressed in US dollars)
(unaudited)

7.	Mineral Property Acquisition and Exploration Costs

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

The following is a continuity of mineral property acquisition costs incurred during the six months ended September 30, 2012:

	Geita	Uyowa	Handeni	Buhemba	Total
	Project	Project	Project	Project
	$	$	$	$	$
March 31, 2012	6,150	40,000	253,650	256,950	556,750
Cash consideration	-	25,000	-	-	25,000
Impairment	(6,150)	-	(2,400)	-	(8,550)
September 30, 2012	-	65,000	251,250	256,950	573,200

The following is a continuity of mineral property exploration costs accumulated and incurred during the six months ended September 30, 2012:

	Kalemela $	Geita $	Kinyambwiga $	Suguti $	Singida $	Uyowa $	North Mara $	Handeni $	Buhemba $	Other Projects $	Total $
Accumulated balance, March 31, 2012	640,692	417,839	597,972	117,737	1,292,661	651,387	77,941	136,873	105,841	58,898	4,097,841

Exploration Expenditures:
Camp, Field Supplies and Travel	-	-	3,695	2,314	7,194	13,935	-	-	14,015	-	41,153
Drilling Cost	-	-	-	-	-	261,973	-	-	50,484	-	312,457
Geological Consulting and Wages	-	-	70,132	6,996	14,149	98,102	-	-	30,080	721	220,180
Geophysical and Geochemical	-	-	139	291	-	5,105	-	-	9,999	1,684	17,218
Parts and Equipment	-	-	5	74	998	2,017	-	-	422	-	3,516
Vehicle and Fuel expenses	-	-	1,656	3,096	1,674	9,224	-	-	12,056	-	27,706
	-	-	75,627	12,771	24,015	390,356	-	-	117,056	2,405	622,230

Accumulated balance, September 30, 2012	640,692	417,839	673,599	130,508	1,316,676	1,041,743	77,941	136,873	222,897	61,303	4,720,071

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012
(Expressed in US dollars)
(unaudited)

7.	Mineral Property Acquisition and Exploration Costs (continued)

	a)	Geita Project

As a part of the Geo Can Agreement, the Company acquired prospecting license PL2806 which was divided into two prospecting licenses. The two licenses expired and the project is now comprised of one license under application. The Geita Gold Project is located in Northern Tanzania within the Lake Victoria Goldfields in the Geita District, Mwanza Region.

On March 2, 2012, the Company was granted one license on Geita project for a total consideration of $12,300, of which $6,150 was paid on March 2, 2012 and $6,150 was due on July 30, 2012. The Company returned the license and the related capitalized acquisition costs of $6,150 were determined to be impaired as at September 30, 2012.

	b)	Musoma Bunda - Kinyambwiga Project

The Musoma Bunda Gold Project comprises of three prospecting licenses that are located on the eastern side of Lake Victoria.

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

On August 3, 2012, the Company announced that it intends to offer up to 120 units of royalty at $25,000 per unit to raise up to $3,000,000 from participants by selling up to 60% of the net proceeds of gold production of the Company’s Kinyambwiga gold project through royalty purchase agreements. Each unit will entitle the holder to receive ½ of 1 percent (1/2%) of the net proceeds of production from small scale mining operations up to 60% of the net proceeds of gold production. As of September 30, 2012, the Company has received subscription payments of $150,000 for 6 units (see Note 12).

	c)	Singida Project

On May 15, 2009, the Company signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of December 31, 2010, this director has entered into Mineral Properties Sales and Purchase agreements with various PML owners to acquire 60 PMLs in the Singida area. As of September 30, 2012, the Company has 100% acquired 23 PMLs. On August 9, 2011, the Company relinquished 17 PMLs and the Company has the option to acquire 20 PMLs. Under the terms of these agreements, if the option to purchase is completed on all these PMLs, then the total purchase consideration would be approximately $4,682,075 (TZS7,551,733,325, outstanding option payments in US Dollar amount is estimated with an exchange rate of 0.00062 as at September 30, 2012), payable by March 9, 2013. Pursuant to the Mineral Financing Agreement, the Company has made payments of $Nil in fiscal 2013 and $350,512 in fiscal 2012.

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012
(Expressed in US dollars)
(unaudited)

7.	Mineral Property Acquisition and Exploration Costs (continued)

	c)	Singida Project (continued)

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

As of September 30, 2012, under the terms of the mineral properties sales and purchase agreements the Company has completed option payments in the amount of $2,058,322. Pursuant to the original agreement and the subsequent addendums, to exercise the option the Company must pay approximately $372,000 on February 8, 2013 and $2,418,000 on March 9, 2013. At the option of the Company, a 2% Net Smelter Production royalty or 2% of the Net Sale Value may be substituted in place of the final payment for each PML.

	d)	Uyowa Project

As a part of the Geo Can Agreement the Company owns 100% interest in the Uyowa project’s prospecting licenses. As of September 30, 2012, the Uyowa Gold project consists of six prospecting licenses and a total of four legal PMLs.

On July 19, 2011, Guardian Investment Ltd, a related party, on behalf of the Company, entered into a mineral properties option agreement to acquire four primary mining licenses within the northern most prospecting license of the seven comprising the Uyowa Gold project. Total consideration includes:

1)	paying $20,000 within 7 days after execution date. The payment was made on July 21, 2011;

2)	paying $20,000 on or before the earlier of location of a drilling rig on each PML in good working condition or January 16, 2012. The payment was made on September 6, 2011.

3)	paying a total amount of $450,000, of which $25,000 due in July 2012 (paid), $25,000 due in 2013 January, $360,000 due in 2013 July and $40,000 due in 2014 January.

4)	A royalty of 1% of net profit interest may be purchased at any time after completing $400,000 of payments by paying $250,000 per PML.

e)	Handeni Project

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012
(Expressed in US dollars)
(unaudited)

7.	Mineral Property Acquisition and Exploration Costs (continued)

	e)	Handeni Project (continued)

On July 1, 2011, the Company signed prospecting license purchase agreement to acquire a third prospecting license. The total consideration includes:

1)

paying a total amount of $470,000 to earn up to 90% of interest, of which $20,000 paid on July 6, 2011 and $50,000 paid on September 21, 2011, $50,000 due in 2012, $100,000 due in 2013, $125,000 due in 2014 and $125,000 due in 2015;

2)	paying $1,500,000 on or before September 21, 2015 to earn final 10% interest.

On March 21, 2012, the Company terminated this agreement. Capitalized acquisition costs of $70,000 were determined to be impaired.

On March 7, 2012, the Company was granted one license on Handeni project for a total consideration of $4,800, of which $2,400 was paid on March 7, 2012 and $2,400 was due on August 14, 2012. As at September 30, 2012, the Company returned the license and capitalized acquisition costs of $2,400 were determined to be impaired.

f)	Buhemba Project

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

On March 7, 2012, the Company was granted one license on Buhemba project for a total consideration of $76,800, of which $6,800 was paid on March 7, 2012, $35,000 was due on September 3, 2012 and $35,000 was due on October 5, 2012. The Company intends to make the outstanding payments in the near future.

8.	Capital Stock

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of September 30, 2012, the Company has not issued any preferred stock.

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

On August 16, 2012, the Company completed second closing of a private placement of 2,783,334 units at $0.06 per unit for gross consideration of $167,000. Each unit consists of one share of common stock and one redeemable warrant. One redeemable warrant entitles the holder to purchase one additional share of common stock at $0.12 per share until August 16, 2014. The redeemable warrants are callable by the Company if the closing sales price of the common shares is equal to or greater than $0.18 per common share in 10 consecutive trading days.

9.	Stock Options and Warrants

On October 7, 2010, the Company adopted the 2010 Stock Option Plan under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012
(Expressed in US dollars)
(unaudited)

9.	Stock Options and Warrants (continued)

On April 30, 2012, the Company granted 4,800,000 stock options to seven directors and officers, and 120,000 stock options to a senior geological consultant at an exercise price of $0.09 per share which will expire on April 30, 2015. All stock options are non-qualified and vested immediately. The weighted average grant date fair value of stock options granted during the six months ended September 30, 2012 was $0.07. The fair value of the options was estimated using the Black-Scholes pricing model based on the following assumptions: dividend yield of 0%; risk-free interest rate of 0.38%; expected life of three years; and volatility of 158%. During the six months ended September 30, 2012, the Company recorded stock-based compensation of $362,336 for these stock options.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
		$		$
Outstanding, March 31, 2012	4,600,000	0.15
Granted	4,920,000	0.09
Expired	–	–
Outstanding, September 30, 2012	9,520,000	0.12	2.35	–

Exercisable, September 30, 2012	9,520,000	0.12	2.35	–

At September 30, 2012 and March 31, 2012, the Company did not have any unvested options. The following table summarizes the continuity of the Company’s warrants:

	Number of		Weighted-
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Upon	Exercise	Contractual	Intrinsic
	Exercise	Price	Life (years)	Value
		$		$
Outstanding, March 31, 2012	21,404,901	0.91
Granted	17,068,334	0.12
Expired	(1,350,501)	1.25
Outstanding, September 30, 2012	37,122,734	0.54	1.05	–

The Company had the following warrants outstanding as of September 30, 2012:

	Exercise Price per
	Share	Shares Issuable
Expiration Date	$	Upon Exercise
January 28, 2013 (1)	1.25	10,473,000
August 13, 2013 (2)	0.40	4,790,700
August 13, 2013 (2)	0.60	4,790,700
April 17, 2014 (3)	0.12	14,285,000
August 16, 2014 (3)	0.12	2,783,334
		37,122,734

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012
(Expressed in US dollars)
(unaudited)

10.	Supplemental Cash Flow Information

			Accumulated From
	Six Months Ended		December 11, 2006
	September 30,		(Date of Inception)
			to
	2012	2011	September 30, 2012
	$	$	$
Non-cash Investing and Financing Activities
Accounts receivable payable exchanged for long-term investment	–	–	460,019
Accounts receivable exchanged for mineral property acquisition	–	–	1,039,981
Investment acquired for amount payable	–	12,500	12,530
Receivable exchange for long-term investment	–	–	10,000
Share payments received for options granted on mineral properties	–	990,000	990,000
Stock issued for mineral interest acquisition costs	–	224,100	7,904,400
Stock issued for services	–	48,900	2,382,523
Stock issued for subscription receivable	–	–	33,275
Stock issued to settle debt	–	–	230,227
Supplemental Disclosures
Interest paid	721	–	1,766
Income tax paid	–	–	–

11.	Commitments

a)

On May 11, 2010, the Company entered into an agreement with a consultant to provide services as a Senior Geological Consultant. In consideration of the foregoing the Company will pay a base compensation of $15,000 per month for the first six months, to be increased to $20,000 per month after the initial six months; eligibility of a bonus of 100,000 shares of common stock at the end of six months; and at the end of 12 months the Company will grant the consultant 300,000 stock options. On November 9, 2010, the Company issued 100,000 shares of common stock to the consultant. On October 21, 2010, the Company passed a board resolution to grant the Consultant 500,000 stock options at an exercise price of $0.45 per share. On November 11, 2010, the Company signed an amendment with the consultant to the original May 11th consulting agreement. The amendment extended the term of the agreement to three years from the ending date (May 1, 2011) of the initial consulting period, and the Company agreed to pay $17,500 per month for the first 12 months and $20,000 per month thereafter. The Company granted the Consultant 300,000 stock options on November 1, 2011. The Company will grant the Consultant 300,000 stock options on each of November 1, 2012 (not granted as of November 14, 2012) and 2013.

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

c)

On April 26, 2011, the Company entered into an agreement with a director to provide geologist consulting services commencing April 1, 2011 for a period of two years. The Company will pay the consultant $3,500 per month, and will grant 250,000 stock options annually at each anniversary of the agreement. On April 30, 2012, the director was granted 250,000 stock options (refer to Note 9).

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012
(Expressed in US dollars)
(unaudited)

12.	Subsequent Event

a)	From October 1, 2012 to November 14, 2012, the Company received subscriptions of $650,000 for 26 units of the royalty purchase offering described in Note 7(b).

b)

On November 10, 2012, the Company entered into a finder’s fee agreement with Berkshire Investment Ltd. (“Berkshire) The Company agreed to pay Berkshire fees limited to introductions that Berkshire makes to the Company of investors who participate in the offering of royalty purchase agreements. The finder’s fee is 10% of the gross proceeds received by the Company from the investors. The Term of the agreement is two years.

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

Recent Corporate Developments

Since the commencement of the six month period ended September 30, 2012, we experienced the following significant corporate developments:

1.

In September, 2012, the Company offered a total of up to 120 units of royalty to raise a gross of $3,000,000 for small scale mining on Kinyambwiga property. Each unit will entitle investors to receive ½ of 1 percent (1%) of the net proceeds of production from small scale mining operations of the up to 60% of the net proceeds of gold production.

2.	At Kahama South, we have commenced a ground magnetic survey and a geologic mapping program of the 245 square kilometer project.

3.

In July 2012, the Company received results from the recent core drilling program at Kiabakari East project in northeastern Tanzania. The four hole drill program, completed in June 2012, totaled 648.72 meters and was the first drilling. Final drill hole locations were determined by detailed geologic mapping, geophysical surveying and trench sampling. Drilling was focused at BIF Hill where previous trenching returned significant gold grades within Banded Iron Formation rocks. The drill holes were located on the south side of BIF hill and were spaced 40 meters apart on N- S drill fences. The holes, drilled due north at angles of -50 and -55 degrees below the horizontal, were designed to test the grade and to define the geometry of the gold mineralization.

Our Current Business

We are an exploration stage corporation focused on acquiring, exploring and developing gold deposits in the Lake Victoria Greenstone Belt in Tanzania, East Africa. We hold prospective gold projects, consisting of 18 Prospecting Licenses (PLs) and 71 Primary Mining Licenses (PMLs) and 4 uranium projects consisting of 7 Prospecting and Reconnaissance Licenses, within its Tanzania property portfolio, covering approximately 1966 square kilometers (485,809 acres). Our main area of interest is acquiring, exploring and evaluating mineral properties through our ongoing exploration program. Following exploration, we intend to either advance them to a commercially feasible mining stage, enter joint ventures to further develop these properties, sell or dispose of them if the properties do not meet our requirements. Our properties are all early stage exploration properties. Within our mineral exploration land in Tanzania our focus is primarily on gold, although our portfolio also contains uranium prospects.

Assuming funding is available, we plan to develop and conduct small-scale gold mining on selected mineral properties within certain of our primary mining licenses.

We have no revenues, we have incurred losses since inception and we have relied upon the sale of our securities to fund operations. To date, we have not discovered a commercially viable ore body, mineral deposit or mineral reserve on any of our properties and we will be unable to do so until further exploration is completed and a comprehensive evaluation is concluded with an economic study and a formal feasibility study.

Our property portfolio is large, therefore we may interest other companies in our properties to either participate by means of option or joint venture agreements in the exploration of them or to finance and establish production if mineralization is found.

Prospective Gold Projects

The following is a brief overview of portfolio of prospective mineral properties, the exploration developments on them where applicable and some of the details of the historical option agreements for them. During the three months ended September 30, 2012, exploration work was confined to the Kinyambwiga project

Musoma Bunda Murangi Gold Project

Exploration Strategy

No on the ground exploration was undertaken on the Kinyambwiga (PL 4653/2007), Suguti (PL PL3966/2006) and Murangi (PL4511/2007) licences during the quarter. The Kinyambwiga licence has been reduced from 30.90 square kilometres to 15.45 square kilometres as part of the required Government relinquishment of 50% of the ground holdings on licence renewal. The southern part of the licence area, covered by black cotton soil and underlain by granitic rocks with no known artisanal workings, has been relinquished. The northern part of the licence is host to the Kanunga 1 to 3 artisanal mine sites.

The new artisanal mining site, located 1 kilometer along strike to the east of Kanunga 2, is currently still being exploited as well as minor artisanal activities occurring at Kanunga 3 in the northern part of the licence.

The Kanunga 1 Prospect has been earmarked for possible small scale mining operations that will proceed once necessary funding has been achieved. Currently, a scoping study involving mining planning and scheduling together with financial evaluations are being carried out on the prospect. As part of the requirement, metalliurgical test work is to be undertaken by Peacock and Simpson, Zimbabawe in order to determine the percentages of gravity recoverable gold (free gold) versus leachable gold. Gold recovery results will determine the design of a processing plant, that is being engineered by APT Technologies in Johannesburg, South Africa.

A 50 kilogramme sample of the quartz reef at Kanunga 1 was collected from 3 working artisanal shafts (Table 1) that varied from 14 metres to 44 metres in depth. Samples of quartz together with disseminated pyrite and minor visible gold were collected from the working face and are +10cm in size. An equal portion of sample was collected from each shaft, composited, packed and recently shipped to Peacock and Simpson.

Table 1. Location and depth of artisanal shafts at the Kanunga 1 Prospect. Shaft ID	Easting	Northing	Elevation	Status	Depth(m)
KNSH001	581135	9776874	1191	Active	17.5
KNSH002	581147	9776878	1190	Active	15
KNSH003	581148	9776880	1190	Active	25
KNSH004	581158	9776884	1189	Active	31
KNSH005	581167	9776884	1188	Dormant	9.6
KNSH006	581177	9776884	1189	Dormant	8.6
KNSH007	581189	9776878	1190	Dormant	7.3
KNSH008	581197	9776892	1191	Dormant	8
KNSH009	581205	9776896	1191	Active	18.3
KNSH010	581246	9776914	1190	Dormant	5.1
KNSH011	581290	9776944	1193	Dormant	9.3
KNSH012	581320	9776922	1191	Active	17
KNSH013	581324	9776924	1191	Active	15.2
KNSH014	581339	9776938	1192	Active	3.2

KNSH015	581353	9776950	1190	Active	11
KNSH016	581355	9776948	1191	Active	22
KNSH017	581358	9776948	1192	Active	20
KNSH018	581364	9776958	1191	Active	12
KNSH019	581368	9776950	1192	Dormant	20
KNSH020	581377	9776954	1191	Active	44
KNSH021	581386	9776958	1191	Dormant	15.4
KNSH022	581390	9776958	1191	Active	17
KNSH023	581382	9776964	1192	Active	14.6
KNSH024	581382	9776968	1192	Dormant	15
KNSH025	581387	9776976	1192	Active	6

Sampled Shafts for Metallurgical test work

Future work

Kinyambwiga (PL 4653/2007)
The anomalous stone layer encountered from previous RAB drilling during 2009 as well as the soil anomaly near the school requires further investigation. A number of auger drill traverses are planned to test the strike towards the SW where a number of anomalous soil samples have been indicated (Map 1).

Map 1: Kanunga 1 East and School soil anomalies

A NI43-101 complaint report is currently being prepared by an independent consulting geologist.

Suguti (PL3966/20)

Future Exploration
Further exploration is to be focused mainly at Targets 1 and 3 across the known soil anomalies (Map 2). Infill soil sampling, including Auger drilling over mbuga covered areas, has been undertaken along 200 meter spaced N-S traverse lines on 10 meter sample intervals in order to define the present soil anomalies. To date 157 samples including 84 auger drill samples, have been collected and are pending submission to SGS laboratories Mwanza. Results will determine whether a trenching programme is warranted across the targets.

Additional auger drill sampling is planned to be undertaken on the 200 ppb gold anomaly as well as the strike extensions of Zone 1,2 and 3 of Target 1 where no sampling has yet been undertaken (Map 2).

Map 2: Current state of exploration on the Suguti Licence showing present coverage of Auger drill and soil sampling across 3 target areas.

Murangi(PL4511/2007)

Future Exploration

Exploration is to be focused primarily on 5 ground magnetic targets (Map 3) in which the following work is to be undertaken:

i.	Mapping of the target areas on 1:2000 scale

ii.	Gradient IP survey across the entire license

iii.	Auger drilling, with the Company’s recently purchased Auger Rig, across each of the Ground magnetic and IP

Targets to soil sample beneath the “mbuga” cover.

Map 3. Target generation map of the Murangi PL4511/2007 based on ground magnetic interpretation.

Singida Gold Project

Future exploration

An evaluation of the Reverse Circulation drill results for both Phase 1 and 2 programs undertaken during 2010 and 2011 has shown that gold mineralization at the Singida-Londoni project consists of narrow medium to low grade and often discontinuous lenses. The shear structures hosting the gold-rich zones typically “pinch and swell” along strike, which in places, has resulted in larger pods of limited size as at Sambaru 3 and Sambaru 4 which indicates that the gold deposits have limited potential to be developed into a major ore resource contrary to the Company’s vision of discovering substantially larger and economically viable gold deposits in the short term. In this regard, the Company believes that the nature and extent of the mineralization revealed thus far may lend itself towards a small-scale commercial mining operation. The Company intends to explore the possibilities of undertaking a small scale mining operation on a number of PMLs once a scoping study has been completed.

Kiabakari East (PL7142/2011)

The Kiabakari East Project is located approximately 55 kilometers southeast of Musoma town, in the Mara Region. The PL, covering 15.2 square kilometers and lying within the central part of the Musoma-Mara Greesntone Belt, was granted to Lake Victoria Resources by the Ministry of Mines in April 2011.

The PL was previously investigated by Randgold Resources who excavated a number of N-S trenches across a small hill, rising some 50 meters above the landscape, comprised of Banded Iron Formation (BIF Hill) rocks in the central to southern part of the PL. They also undertook 3 N-S drill fences, totaling 24 reverse circulation drill holes, along strike to the east of the BIF hill. No detailed information is currently available from Randgold’s work. Minor artisanal mining activities are present on the BIF hill. Recently, the eastern part of the license at the Kyarano Prospect has been invaded by +500 artisanal miners who have exposed a NNE-SSW trending gold bearing structure hosted by a quartz porphyry dyke within a metasedimentary rock sequence (Map 4).

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
  Soil sampling – regional sampling on 200 meter x 50 meter centers utilizing the geophysics grid Schlumberger Survey- Schlumberger VES N-S and E-W profiles were undertaken across BIF Hill and the artisanal workings at the Kyarano Prospect respectively,
  Four inclined diamond drill holes, amounting to 648.72 meters, were collared on the southern side of BIF Hill on 40 meter spaced N-S drill fences and drilled to the north at declinations of 50 and 55 degrees to test and define the geometry of the BIF hosted gold mineralization. All boreholes intersected wide zones of anomalous gold mineralization including 1.03 g/t gold over 37.50 meters and 0.58g/t Au over 43.35 meters, inclusive of higher grade intersections of 1.75 g/t gold over 6.13 meters and 2.05 g/t over 3.00 meters.

Map 4: Plan of BIF Hill and Kyarano Prospects showing position of Schlumberger profiles and diamond drill collars

Kyarano Prospect

The Kyarano Prospect, located on the eastern side of the Kiabakari East Permit, is a recent and active artisanal site in which up to +500 illegal miners have been present. Shafts, aligned along a NNE trend were sunk into a quartz porphyry/felsite “dyke” rock for a strike distance of some 400 meters. Mining activities decreased as flooding of the shafts occurred from 15-20 meters below ground. A short diamond drill programme was initially planned across the strike length of the gold occurrences but the programme is pending.

Future exploration

Metallurgical test work is to be undertaken on the oxide rock material taken from artisanal working and trenches on surface as part of the scoping study to determine the viability of commencing and open pit/underground small scale mining operation at BIF Hill. In order to get a better understanding of the geology and gold mineralisation, the Company is considering the development of a north trending adit form the southern side at the base of the hill.

Uyowa Gold Project

The Uyowa Gold project, located 120 kilometers northwest of Tabora town, previously consisted of seven (7) Prospecting Licenses (PLs) that covered a total area of 729.73 square kilometers in the west-central area of Tanzania. Due to increased Ministerial costs of annual renewals coupled with the Company’s objective to focus its exploration efforts on more potentially viable ground holding, the total amount of licences have been reduced to 4 Pls (Map 5).

Map 5: Current licence holdings of the Uyowa Project

No exploration has been undertaken during the quarter.

Exploration has been previously focused on PL5153/2008 in which the following work has been undertaken:

Exploration

Exploration on the Uyowa Project commenced in the 1st quarter of 2011 and to date the following work has been undertaken:

PL 3425/2005

  Re-processing and interpretation of the aeromagnetic data, flown by Geosurvey International G.m.b.H between 1977 to 1980 purchased from the Geological Survey, Dodoma.
  Ground Magnetometer survey over part of PL3425/2005 on 400 meter x 50 meter grid
  Soil sampling on 400 meter x 50 meter grid totaling 2616 samples
  Termitaria sampling
  Regolith mapping
  Remote sensing studies

PL 3425/2005 has subsequently been relinquished. PL 5153/2007 (Map 6)

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
  Regolith mapping
  Detailed mapping
  Termitaria sampling
  Soil and termitaria sampling - on 200 meter x 50 meter grid totaling 2616 samples. All the anomalous gold values occur as single point values along the known E-W zone of gold mineralization. A single maximum value of 400 ppb gold occurs on the far eastern side of the trend.
  Shaft sampling
  A total of 29 reverse circulation drill holes, amounting to 2,486 meters, was drilled to test the down-dip continuity of thickness and grade as well as exploring the strike extensions of the 4 main mineralized zones across the PMLs, was completed in September 2011.
  An eleven hole diamond drill program, totaling 1459 meters, was aimed at defining and understanding the structural controls of the 4 gold veins across 300 meters of strike length, was completed in the 2nd Quarter. Gold mineralization was traced to a vertical depth of some 150 meters (Map 7)

Map 6: Grid layouts of exploration surveys undertaken across the artisanal workings and environs on PL 5153/2008

Map 7. Distribution and location of shear hosted gold structures as defined both by RC and diamond drilling.

The distribution of gold in Lens 2 suggests that there are 3, equally spaced gold “shoots” of approximately 80 meters broad plunging at 30 degrees to the west which are open at depth (Map 8). A left lateral fault on the western side of the main drilling target has offset the strike of the lenses by some 100 meters. Some of the highest gold intercepts, which have been reported from drilling, occur in the western shoot. The central and eastern ore shoots appear to have lower overall gold grades and narrower intercepts.

Map 8: Longitudinal section showing gold distribution plot along strike of mineralized zone.

Future exploration

PL5153/2008

Interpretation of the ground magnetic survey suggests the presence of a graben structure that coincides with the last of the artisanal workings on the western side of known mineralized zone. The area, unlike the artisanal site where laterite is often exposed on surface, is overlain by sand cover for some 500 meters to the west before lateritic soils are again present suggesting possible continuation of the mineralized trend further to the west. Landsat imagery clearly shows area of laterite and lateritic soil over the area. Based on the recent soil geochemistry results, follow up specific soil sampling is planned across the interpolated trend of gold mineralization to both the west and east of the artisanal workings covering a total strike length of 3.5 kilometers as shown in Map 9.

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

A scoping study is planned to be undertaken across the central part of the Uyowa Prospect where the highest gold grades have been defined by both by RC and diamond drilling. A bulk sample is to be collected of the mineralised ductile shear zone for metallurgical test work prior to undertaking a feasibility study on the potential to develop a small scale mining operation. A N43-101 complaint report is currently being prepared by an independent Geological Consultant.

Map 9: Soil sampling plan to trace the strike extensions of the mineralized gold structure across PL5152/2008.

Handeni Gold Project

The Handeni Project comprises of a single Licence PL 7148/2011 of 12 square kilometers and is located approximately 240 kilometers, by road, north-west of Dar es Salaam and some 30 kilometers south of Handeni town within the Handeni District (Map 10). The Company has retained 100% of the mineral rights of PL7148/2011. (Note Error reporting in 2nd Quarter Report stating that PL 4816/2007 was retained).

Map 10: Location map of the Handeni Project showing the PL 7148/2011 in yellow.

Exploration

No exploration was undertaken on the Handeni Project during the quarter.

Future exploration

An infill soil sampling programme on 100 meter x 25 meter grid is recommended across the Mkulima Hill (188 samples) in order to better define the apparent gold anomalies prior to planning a trenching programme across the main anomalous zones (Map 11). Should a trenching programme be warranted, further soil sampling on 100 meter x 50 meter grid is proposed around the hill on 200 meter x 50 meter grid (623 samples) to increase the area of investigation and strike extend of the gold anomalies (Table 2 , Map 11).

Map 11: Soil sampling grids across Mukulima East outlining potential soil anomalies

Table 2. Planned soil grid across the Mkulima East Licence

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

North Mara Gold Projects

The North Mara Gold Project, now comprising of 4 Prospecting licences and covering 91.78 square kilometers, have been divided into 3 blocks, namely the Tarime-Utegi, Kubiasi Kiserya project which includes the Kiagata Project and the recently acquired Maji Moto licence (HQ-P23869). Six of the 10 licences previously held by the Company have been relinquished after reconnaissance exploration indicated poor potential to discover an economic resources within the near future. Minor artisanal activity was noted on these licences.

A recent addition to the North Mara Gold project is the Maji Moto licence (HQ-P23869), located 28 kilometers to the SW of the African Barrick, North Mara Gold mine.

No exploration activities were undertaken on any of the licences during this quarter.

Tarime & Utegi

The remaining Tarime PL4882/2005 and Utegi PL4873/2007 licences, from a previous 6 Pls are located on the western side of the North Mara Greenstone Belt. Since much of the area is overlain by “mbuga” soils, target generation has to be made from undertaking detailed structural analysis from both Magnetic and IP data. The detailed aeromagnetic survey data undertaken by the Finnish Geological Survey (2003) was purchased from the Government and processed. A number of magnetically interpreted structural targets have been delineated for field investigation. Both licences are considered of low priority.

Kiagata

The Kiagata project (PL4225/2007), located within the North Mara Greenstone belt, is situated in the Musoma District and is about 30 kilometers from Musoma Town, the main commercial hub in the area. The project is located immediately south of the Mara River and west of the Serengeti National Park. A reconnaissance survey involving mapping, termite sampling, and selected soil and rock sampling were carried out but results suggest that no gold mineralization is present on the property. The licence is to be relinquished.

Kubiasi Kiserya

The Kiserya project (PL4833/2007) is located in northeastern Tanzania approximately 18 kilometers southeast from African Barrick’s North Mara Gold Mine, within the N Mara Gold Belt. The licence lies adjacent to the Mara River and to the north of the Serengeti Game Reserve. The northern and western parts of the licence are underlain by greenstone rocks that tend to crop out as series of large hills that dot the surrounding plains. The remainder of the licence is underlain by granite. Little to no colluvium of black clay “mbuga” is present.

Future Exploration

Although previous exploration did indicate positive signs of gold mineralisation, no gold resource has yet been identified. The potential to discover a gold resource in the immediate future is considered low. On account of austerity measures and the need to focus on a number of key projects within the Company portfolio, this licence is to be relinquished as soon as the rental term has expired. No further work is to be undertaken on the licence.

Maji Moto HQ-P23869

A recent acquisition to the North Mara group of licences is the Maji Moto licence that was awarded to the Company by the Ministry of Mines through application and tender in April 2012.

The licence is situated in the North Mara Greenstone Belt (Eastern Musoma Goldfields) approximately 28 kilometers to the SW of African Barrick’s N Mara Gold Mine (Map 12). Three artisanal gold mining sites are known on the licence.

Exploration

Exploration has not yet commenced on the licence.

Map 12:. Location map of Maji Moto HQ-P23869

Note: HQ-P23869 is the Application number. The licence has yet to be allocated a PL number by the Ministry.

Future exploration

The following exploration strategy (Phase 1) will be followed as soon as a field camp is established on site:

  Regional ground Magnetic survey
  Regional mapping of the licence
  Regional soil sampling on 200 meter x 50 meter sample grid
  Detailed mapping and soil/rock sampling at and around the artisanal sites
  Schlumberger profiles across the known artisanal sites

Phase 2 will be dependent on the results achieved from the Phase 1 exploration programme.

Acquisition of Prospecting Licenses in Tanzania

General

The following is a discussion and analysis of our plan of operation and results of operations for the three month period ended September 30, 2012, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Plan of Operation

As of September 30, 2012, we had negative working capital of approximately $563,000. We plan to spend approximately $50,000 for our property acquisitions and holding costs and $3,000,000 for development and production of small scale mining for the next twelve months, with work being conducted on several projects including soil sampling, trenching and drilling. We will need to raise additional funds to finance the exploration activities on our projects. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders. Our estimated expenses over the next twelve months are as follows:

Cash Requirements during the Next Twelve Months

Expense	($)
Property acquisition and holding costs	50,000
Development and production costs	3,000,000
Professional fee	150,000
General and administration fee	500,000
Total	3,700,000

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

RESULTS OF OPERATIONS

Three and Six Month Summary

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue	$-	$-	$-	$-
Expenses	336,180	1,013,380	1,574,675	1,417,038
Other income (expenses)	(2,036)	(823,841)	(7,854)	661,623
Net Income (Loss)	$(338,216)	$1,837,221	$(1,582,529)	$(755,415)

Revenue

We had no operating revenues for the six month period ended September 30, 2012 and 2011. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations.

Operating Costs and Expenses

The major components of our expenses for the three months ended September 30, 2012 and 2011 are outlined in the table below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Amortization and depreciation	10,184	8,925	20,367	16,051
Exploration costs	105,209	290,940	622,230	343,996
General and administrative	55,337	88,627	145,583	157,453
Impairment of mineral property acquisition costs	–	371,612	8,550	371,612
Management and director fees	9,000	9,000	18,000	14,000
Professional fees	29,462	94,504	120,623	194,529
Salaries	123,047	147,243	259,719	292,230
Stock-based compensation	–	–	362,336	–
Travel and accommodation	3,941	2,529	17,267	27,167
Total Expenses	336,180	1,013,380	1,574,675	1,417,038

General and Administrative Expenses

The Company reported a loss of $1,574,675 for the six months ended September 30, 2012 compared with a loss of $1,417,038 for same period in fiscal 2011. The increased loss in the current period is mainly attributed to increased exploration costs and stock-based compensation.

The $11,870 decrease in our general and administrative expenses for the six month period ended September 30, 2012 as compared to the same period in fiscal 2011 was primarily due to the decrease in promotion and shareholder relationship expenses and bank services charges.

Liquidity and Capital Resources

Working Capital

	September 30, 2012	March 31, 2012
Current Assets	$240,098	$586,592
Current Liabilities	802,992	219,879
Working Capital	$(562,894)	$366,713

Cash Flows

Six Months Ended
September 30, 2012
Cash used in Operating Activities	$(776,220)
Cash used in Investing Activities	(124,669)
Cash provided by Financing Activities	296,142
Net Increase (Decrease) in Cash	$(335,409)

We had a cash balance of approximately $168,000 and negative working capital of $563,000 as of September 30, 2012 compared to cash of $523,000 and working capital of $367,000 as of March 31, 2012. The decrease of cash balance and working capital primarily due to cash spent on exploration and general and administration expenses. We anticipate that we will incur approximately $3,700,000 for operating expenses, including professional, legal and accounting expenses during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Going Concern

The unaudited financial statements accompanying our quarterly report on Form 10-Q for the quarter ended September 30, 2012 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2012, we had a cash balance of approximately $168,000 and we estimate that we will require approximately $650,000 for general and administration costs and professional fees, and $3,050,000 for property acquisition holding and small-scale mining evaluation, development and production costs associated with our plan of operation over the next twelve months. We do not have sufficient funds for general and administration activities and planned mineral property acquisition and exploration activities and therefore we will be required to raise additional funds. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders.

The advancement of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We had an approximate cash balance of $168,000 and negative working capital of $563,000 as of September 30, 2012 compared to a cash balance of $523,000 and working capital of $367,000 as of March 31, 2012 and we estimate that we will require approximately $3,700,000 for costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We intend to raise additional funds from another equity offering or loans. At the present time, we are attempting to raise additional money, but there is no assurance that we will be successful. If we need additional funds and are unable to raise them, we will have to suspend or cease operations until we succeed in raising additional funds.

Outstanding shares and options

As of November 14, 2012, we have 114,554,067 shares of common stock outstanding, 9,520,000 stock options outstanding and 37,122,734 warrants outstanding.

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

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

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

There were no changes in our internal control over financial reporting during the six month period ended September 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August, 2012 we completed a second closing of a private placement of 2,783,334 shares at a price of $0.06 per share for gross proceeds of $167,000. We issued an aggregate of 2,783,334 shares to eight accredited investors, who represented that they were each a “US Person” as defined in Regulation S, pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933. Proceeds of the private placement are intended to be applied to the Company’s ongoing work program on its mining projects, continued exploration for new projects and general working capital.

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

Date: November 14, 2012

By  /s/ Ming Zhu
       Ming Zhu
       Chief Financial Officer
       (Principal Accounting Officer and Principal
       Financial Officer)

Date: November 14, 2012