Form 10-Q
period 2012-12-31
Lake Victoria Mining Company, Inc.
filed 2013-02-14
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Yes [   ]        No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of February 14, 2013, there were 114,554,067 shares of common stock, par value $0.00001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)

December 31, 2012

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31,	March 31,
	2012	2012
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	444,865	523,405
Advances and deposits (Note 3(b))	60,263	63,187
Total Current Assets	505,128	586,592
Property and Equipment (Note 4)	99,029	129,248
Mineral Properties (Note 7)	573,200	556,750
Total Assets	1,177,357	1,272,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	607,410	168,655
Accounts payable to related party (Note 3(a))	132,831	500
Accrued expenses	–	47,094
Other payables (Note 5)	57,375	3,630
Notes payable (Note 6)	5,301	–
Total Liabilities	802,917	219,879

Nature of Operations and Going Concern (Note 1)
Commitments (Note 11)
Subsequent Events (Note 12)
Stockholders’ Equity
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; No shares issued and outstanding (Note 8)	–	–
Common Stock, 250,000,000 shares authorized, $0.00001 par value; 114,554,067 shares issued and outstanding (March 31, 2012 - 97,485,733) (Note 8)	1,146	975
Additional Paid-in Capital	17,528,554	16,142,289
Common Stock and Warrants Issuable	–	737,100
Deficit Accumulated During the Exploration Stage	(17,155,260)	(15,827,653)
Total Stockholders’ Equity	374,440	1,052,711
Total Liabilities and Stockholders’ Equity	1,177,357	1,272,590

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Income (Loss)
(Expressed in US dollars)
(Unaudited)

					Accumulated From
					December 11, 2006
	Three Months Ended		Nine Months Ended		(Date of Inception) to
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Amortization and depreciation	10,183	9,991	30,550	26,042	104,861
Exploration costs (Notes 3 and 7)	246,090	324,110	868,320	668,106	4,966,161
General and administrative	104,030	57,679	249,612	244,275	2,539,987
Impairment of mineral property acquisition costs (Note 7)	–	–	8,550	371,612	11,593,253
Management and director fees	9,000	9,000	27,000	23,000	583,017
Professional and consulting fees	105,559	33,148	226,182	198,535	3,793,459
Salaries	118,165	141,822	377,884	434,052	1,084,667
Stock-based compensation (Note 9)	–	213,825	362,336	213,825	2,170,150
Travel and accommodation	24,507	23,877	41,773	51,044	441,389

Total Operating Expenses	617,534	813,452	2,192,207	2,230,491	27,276,944

Operating Loss	(617,534)	(813,452)	(2,192,207)	(2,230,491)	(27,276,944)

Other Income (Expenses)
Loss on sales of investments	–	–	–	(757,489)	(752,489)
Foreign exchange loss	(2,190)	(707)	(9,628)	(70,361)	(169,061)
Interest income	–	671	304	2,014	11,329
Interest expense	(355)	–	(1,076)	–	(2,121)
Loss on debt settlement	–	–	–	–	(63,752)
Other income	–	–	–	–	15,900
Proceeds from sale of royalty interests (Note 7(b))	875,000	–	875,000	–	875,000
Income from options granted on mineral properties	–	–	–	1,487,423	1,487,423

Total Other Income (Expenses)	872,455	(36)	864,600	661,587	1,402,229
Net Income (Loss) and Comprehensive Income (Loss)	254,921	(813,488)	(1,327,607)	(1,568,904)	(25,874,715)
Net Income (Loss) and Comprehensive Income (Loss) Attributable to Non-Controlling Interest	–	–	–	–	8,719,455
Net Income (Loss) and Comprehensive Income (Loss) Attributable to the Company	254,921	(813,488)	(1,327,607)	(1,568,904)	(17,155,260)

Net Income (Loss) Per Share – Basic and Diluted	0.00	(0.01)	(0.01)	(0.02)
Weighted Average Shares Outstanding	114,554,067	97,485,733	112,274,267	97,150,295

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

			Accumulated From
			December 11, 2006
	Nine Months Ended		(Date of Inception) to
	December 31,		December 31,
	2012	2011	2012
	$	$	$
Operating Activities
Net Loss	(1,327,607)	(1,568,904)	(17,155,260)
Adjustments to reconcile net loss to cash used in operating activities
Amortization and depreciation	30,550	26,042	104,861
Directors' compensation share payments	–	–	35,000
Impairment of mineral property acquisition cost	8,550	371,612	11,593,253
Loss on debt settlement	–	–	63,752
Loss on sales of investments	–	757,489	752,489
Loss in subsidiary attributed to non-controlling interest	–	–	(8,719,455)
Recovery of mineral property costs	(875,000)	–	(875,000)
Restructuring charges	–	–	(110,019)
Share payment for consulting services	–	48,900	2,746,498
Share payments received for options granted on mineral properties	–	(990,000)	(990,000)
Cash received from options granted on mineral properties	–	–	(497,423)
Stock-based compensation	362,336	213,825	2,170,150
Changes in operating assets and liabilities:
Increase in advances and deposits	2,924	(38,506)	(14,066)
Increase in amounts receivable	–	256,968	(46,197)
Increase in amounts due to/from related parties	132,331	499,043	132,831
(Increase) decrease in accounts payable	438,755	(784,721)	607,414
Decrease in accrued expenses	(47,094)	(119,540)	–
Increase in other payables	53,745	23,195	57,375
Net Cash Used In Operating Activities	(1,220,510)	(1,304,597)	(10,143,797)
Investing Activities
Acquisition of property, plant and equipment	(331)	(61,514)	(203,891)
Cash payment for acquisition of mineral properties	(25,000)	(758,912)	(4,262,053)
Cash received from options granted on mineral properties	–	–	497,423
Proceeds of subsidiary stock issuances	–	–	1,600,300
Proceeds from sale of royalty interests	875,000	–	875,000
Purchase of investment	–	–	(5,000)
Proceeds from sale of investments	–	232,511	242,511
Net Cash Provided By (Used in) Investing Activities	849,669	(587,915)	(1,255,710)
Financing Activities
Proceeds from note payable	5,301	–	18,051
Repayment of note payable	–	–	(12,750)
Proceeds from issuance of stock, net	287,000	–	11,853,071
Payment for cancellation of stock	–	–	(14,000)
Net Cash Provided By Financing Activities	292,301	–	11,844,372
Net (Decrease) Increase In Cash and Cash Equivalents	(78,540)	(1,892,512)	444,865
Cash and Cash Equivalents at Beginning of Period	523,405	2,282,902	–
Cash and Cash Equivalents at End of Period	444,865	390,390	444,865

Supplemental Cash Flow information ( Note 10)

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
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

As of December 31, 2012, none of the Company’s mineral property interests had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As shown in the accompanying financial statements, the Company has a working capital deficit of $297,789 and an accumulated deficit of $17,155,260 incurred through December 31, 2012. The Company also has no revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to continue the exploration for gold and uranium. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at December 31, 2012, and the results of its operations and cash flows for the three and nine-month periods ended December 31, 2012 and 2011. The results of operations for the period ended December 31, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
December 31, 2012
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Business Combinations

The Company follows the guidance in ASC 805, Business Combinations, and ASC 810, Consolidation. The net loss attributable to non-controlling interest recognized during the period from December 11, 2006 (date of inception) to December 31, 2012 was previously the minority interest held by certain passive shareholders at the consolidated financial statement level of Kilimanjaro, and whose interests were eliminated for accounting purposes by the August 7, 2009 share exchange agreement. The Company, after August 7, 2009, had no further non-controlling interests. As of December 31, 2012, a cumulative loss of $8,719,455 had been attributed to the non-controlling interest of the Company’s controlled subsidiary.

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of December 31, 2012, the Company had 46,642,734 potentially dilutive securities outstanding.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance or may be redeemed without significant penalties to be cash equivalents.

As of December 31, 2012 and March 31, 2012, the Company has approximately $2,700 and $40,000, respectively, deposited at FDIC insured banks in the United States. FDIC deposit insurance covers the balance of each depositor’s account up to $250,000 per insured bank.

As of December 31, 2012 and March 31, 2012, the Company has approximately $423,000 and $365,000, respectively, deposited at CDIC insured banks in Canada. CDIC deposit insurance covers the balance of each depositor’s account up to $100,000 per insured bank. These deposits include $6,922 (CAD$ 6,900) and $34,594 (CAD$ 34,500), respectively, of guaranteed investment certificates bearing variable interest at prime rate less 2.05% which is restricted in use for corporation credit cards.

As of December 31, 2012 and March 31, 2012, the Company has Tanzania shillings of 9,300,000 (approximately $5,859) and $54,200 deposited in Tanzania. The Deposit Insurance Board in Tanzania insures up to 1,500,000 Tanzanian Shillings (approximately $945 as of December 31, 2012) per customer per bank. Any amount beyond the basic insurance amount may expose the Company to a loss.

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

When the Company has capitalized mineral property costs, these properties will be periodically assessed for impairment of value. Once a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method. The Company records its interests in mining properties and areas of geological interest at cost. The Company has capitalized mineral properties costs of $573,200 and $556,750 as at December 31, 2012 and March 31, 2012, respectively.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of December 31, 2012.

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

The Company’s financial instruments consist principally of cash and cash equivalents, advances and deposits, accounts payable, accounts payable to related party, other payables and notes payable.

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Financial Instruments (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of December 31, 2012 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2012
	$	$	$	$
Assets:
Cash and cash equivalents	444,865	–	–	444,865

k)	Foreign Currency Translation

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

At December 31, 2012, approximately $86,747 of property and equipment is located in Tanzania and $12,282 in Canada. Mineral properties are located in Tanzania. Although Tanzania is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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
December 31, 2012
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

a)

As at December 31, 2012, the Company owed $132,831 (March 31, 2012 - $Nil) to five directors and officers of the Company. During the nine months ended December 31, 2012, the Company incurred $27,000 (2011 - $23,000) of directors fees to a director, $31,500 (2011 - $31,500) of geologist consulting fees to a director, $290,522 (2011 - $327,713) of salary to three directors and officers.

	b)	As at December 31, 2012, the Company held $40,766 (March 31, 2012 -$27,750) in trust with a company sharing a common director, which has been included in advances and deposits.

4.	Property and Equipment

Property and equipment consists of the following:

	As at December 31, 2012			As at March 31, 2012
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
	$	$	$	$	$	$
Mining tools and equipment	143,270	72,344	70,926	143,272	50,853	92,419
Motor vehicle	12,800	4,052	8,748	12,800	2,133	10,667
Furniture and equipment	12,127	5,589	6,538	12,127	3,769	8,358
Computer and software	35,694	22,877	12,817	35,361	17,557	17,804
	203,891	104,862	99,029	203,560	74,312	129,248

5.	Other Payables

As of December 31, 2012 and March 31, 2012, one subsidiary of the Company withheld tax deductions of $57,375 and $3,111, respectively, to conform to local tax laws.

6.	Notes Payable

On July 26, 2012, the Company signed a finance agreement for $13,275 at an annual rate of 18.15% for an eleven month period, payable in monthly installments of $1,364 for general liability insurance.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
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

The following is a continuity of mineral property acquisition costs incurred during the nine months ended December 31, 2012:

	Geita	Uyowa	Handeni	Buhemba	Total
	Project	Project	Project	Project
	$	$	$	$	$
March 31, 2012	6,150	40,000	253,650	256,950	556,750
Cash consideration	-	25,000	-	-	25,000
Impairment	(6,150)	-	(2,400)	-	(8,550)
December 31, 2012	-	65,000	251,250	256,950	573,200

The following is a continuity of accumulated mineral property exploration expenses:

							North			Other
	Kalemela	Geita	Kinyambwiga	Suguti	Singida	Uyowa	Mara	Handeni	Buhemba	Projects	Total
	$	$	$	$	$	$	$	$	$	$	$
Accumulated expenses, March 31, 2012	640,692	417,839	597,972	117,737	1,292,661	651,387	77,941	136,873	105,841	58,898	4,097,841

Exploration Expenditures:
Camp, Field Supplies and Travel	-	-	5,677	2,314	7,494	13,935	-	-	14,015	-	43,435
Drilling Cost	-	-	-	-	-	441,820	-	-	50,484	-	492,304
Geological Consulting and Wages	-	-	80,208	6,996	15,344	99,019	-	-	30,080	721	232,368
Geophysical and Geochemical	-	-	5,788	291	-	13,008	-	-	9,999	1,684	30,770
Parts and Equipment	-	-	17	74	998	2,105	-	-	599	-	3,793
Study and Report	-	-	36,264	-	-	-	-	-	-	-	36,264
Vehicle and Fuel expenses	-	-	3,336	3,096	1,674	9,224	-	-	12,056	-	29,386
	-	-	131,290	12,771	25,510	579,111	-	-	117,233	2,405	868,320

Accumulated expenses, December 31, 2012	640,692	417,839	729,262	130,508	1,318,171	1,230,498	77,941	136,873	223,074	61,303	4,966,161

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
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

On March 2, 2012, the Company was granted one license on Geita project for a total consideration of $12,300, of which $6,150 was paid on March 2, 2012 and $6,150 was due on July 30, 2012. The Company returned the license and the related capitalized acquisition costs of $6,150 were determined to be impaired as at December 31, 2012.

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

On August 3, 2012, the Company announced that it intends to offer up to 120 units of royalty at $25,000 per unit to raise up to $3,000,000 from participants by selling up to 60% of the net proceeds of gold production of the Company’s Kinyambwiga gold project through royalty purchase agreements. Each unit will entitle the holder to receive ½ of 1 percent (1/2%) of the net proceeds of production from small scale mining operations up to 60% of the net proceeds of gold production. As of December 31, 2012, the Company has received subscription payments of $875,000 for 35 units.

	c)	Singida Project

On May 15, 2009, the Company signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of December 31, 2010, this director has entered into Mineral Properties Sales and Purchase agreements with various PML owners to acquire 60 PMLs in the Singida area. As of December 31, 2012, the Company has 100% acquired 23 PMLs. On August 9, 2011, the Company relinquished 17 PMLs and the Company has the option to acquire 20 PMLs. Under the terms of these agreements, if the option to purchase is completed on all these PMLs, then the total purchase consideration would be approximately $4,757,591 (TZS7,551,733,325, outstanding option payments in US Dollar amount is estimated with an exchange rate of 0.00063 as at December 31, 2012), payable by March 9, 2013. Pursuant to the Mineral Financing Agreement, the Company has made payments of $Nil in fiscal 2013 and $350,512 in fiscal 2012.

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
December 31, 2012
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

As of December 31, 2012, under the terms of the mineral properties sales and purchase agreements the Company has completed option payments in the amount of $2,058,322. Pursuant to the original agreement and the subsequent addendums, to exercise the option the Company must pay approximately $372,000 on February 8, 2013 (see Note 12 c) and $2,418,000 on March 9, 2013. At the option of the Company, a 2% Net Smelter Production royalty or 2% of the Net Sale Value may be substituted in place of the final payment for each PML.

	d)	Uyowa Project

As a part of the Geo Can Agreement the Company owns 100% interest in the Uyowa project’s prospecting licenses. As of December 31, 2012, the Uyowa Gold project consists of six prospecting licenses and a total of four legal PMLs.

On July 19, 2011, Guardian Investment Ltd, a related party, on behalf of the Company, entered into a mineral properties option agreement to acquire four primary mining licenses within the northern most prospecting license of the seven comprising the Uyowa Gold project. Total consideration includes:

		1)	paying $20,000 within 7 days after execution date. The payment was made on July 21, 2011;

		2)	paying $20,000 on or before the earlier of location of a drilling rig on each PML in good working condition or January 16, 2012. The payment was made on September 6, 2011;

		3)	paying a total amount of $450,000, of which $25,000 due in July 2012 (paid), $25,000 due in 2013 January(paid), $360,000 due in 2013 July and $40,000 due in 2014 January;

		4)	a royalty of 1% of net profit interest may be purchased at any time after completing $400,000 of payments by paying $250,000 per PML.

	e)	Handeni Project

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
December 31, 2012
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

On March 7, 2012, the Company was granted one license on Handeni project for a total consideration of $4,800, of which $2,400 was paid on March 7, 2012 and $2,400 was due on August 14, 2012. As at December 31, 2012, the Company returned the license and capitalized acquisition costs of $2,400 were determined to be impaired.

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

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of December 31, 2012, the Company has not issued any preferred stock.

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)
(unaudited)

9.

Stock Options and Warrants (continued)

On April 30, 2012, the Company granted 4,800,000 stock options to seven directors and officers, and 120,000 stock options to a senior geological consultant at an exercise price of $0.09 per share which will expire on April 30, 2015. All stock options are non-qualified and vested immediately. The weighted average grant date fair value of stock options granted during the nine months ended December 31, 2012 was $0.07. The fair value of the options was estimated using the Black-Scholes pricing model based on the following assumptions: dividend yield of 0%; risk-free interest rate of 0.38%; expected life of three years; and volatility of 158%. During the nine months ended December 31, 2012, the Company recorded stock-based compensation of $362,336 for these stock options.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
		$		$
Outstanding, March 31, 2012	4,600,000	0.15
Granted	4,920,000	0.09
Expired	–	–
Outstanding, December 31, 2012	9,520,000	0.10	2.09	–

Exercisable, December 31, 2012	9,520,000	0.10	2.09	–

At December 31, 2012 and March 31, 2012, the Company did not have any unvested options.

The following table summarizes the continuity of the Company’s warrants:

	Number of		Weighted-
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Upon	Exercise	Contractual	Intrinsic
	Exercise	Price	Life (years)	Value
		$		$
Outstanding, March 31, 2012	21,404,901	0.91
Granted	17,068,334	0.12
Expired	(1,350,501)	1.25
Outstanding, December 31, 2012	37,122,734	0.54	0.80	–

The Company had the following warrants outstanding as of December 31, 2012:

	Exercise Price per
	Share	Shares Issuable
Expiration Date	$	Upon Exercise
January 28, 2013 (1)	1.25	10,473,000
August 13, 2013 (2)	0.40	4,790,700
August 13, 2013 (2)	0.60	4,790,700
April 17, 2014 (3)	0.12	14,285,000
August 16, 2014 (3)	0.12	2,783,334
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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)
(unaudited)

10.	Supplemental Cash Flow Information

			Accumulated From
			December 11, 2006
	Nine Months Ended		(Date of Inception) to
	December 31,		December 31,
	2012	2011	2012
	$	$	$
Non-cash Investing and Financing Activities
Accounts receivable payable exchanged for long-term investment	–	–	460,019
Accounts receivable exchanged for mineral property acquisition	–	–	1,039,981
Investment acquired for amount payable	–	12,500	12,530
Receivable exchange for long-term investment	–	–	10,000
Share payments received for options granted on mineral properties	–	990,000	990,000
Stock issued for mineral interest acquisition costs	–	224,100	7,904,400
Stock issued for services	–	–	2,382,523
Stock issued for subscription receivable	–	–	33,275
Stock issued to settle debt	–	83,900	230,227
Supplemental Disclosures
Interest paid	1,076	–	2,121
Income tax paid	–	–	–

11.	Commitments

a)

On May 11, 2010, the Company entered into an agreement with a consultant to provide services as a Senior Geological Consultant. In consideration of the foregoing the Company will pay a base compensation of $15,000 per month for the first six months, to be increased to $20,000 per month after the initial six months; eligibility of a bonus of 100,000 shares of common stock at the end of six months; and at the end of 12 months the Company will grant the consultant 300,000 stock options. On November 9, 2010, the Company issued 100,000 shares of common stock to the consultant. On October 21, 2010, the Company passed a board resolution to grant the Consultant 500,000 stock options at an exercise price of $0.45 per share. On November 11, 2010, the Company signed an amendment to the original May 11th consulting agreement. The amendment extended the term of the agreement to three years from the ending date (May 1, 2011) of the initial consulting period, and the Company agreed to pay $17,500 per month for the first 12 months and $20,000 per month thereafter. The Company granted 300,000 stock options to the Consultant on November 1, 2011. The Company agreed to grant the Consultant another 300,000 stock options on each of November 1, 2012 and 2013.

On December 23, 2012, the Company signed a second amendment to the original agreement dated May 11, 2010 and the amendment dated on October 21, 2010. The amendment revised:

		i.	the monthly payment from $20,000 to $6,000 commencing July 1, 2012 and until the mechanical completion of the first small scale gold mining operation;

ii.

the issuance of the stock options: instead of issuing 300,000 stock options to the Consultant on November 1, 2012 and 2013, the Company will only grant the Consultant the additional stock options when the Company achieves a positive operating cash flow and upon the approval by the board of directors.

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
December 31, 2012
(Expressed in US dollars)
(unaudited)

11.	Commitments (continued)

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

d)

On November 10, 2012, the Company entered into a finder’s fee agreement with Berkshire Investment Ltd. (“Berkshire). The Company agreed to pay Berkshire fees limited to the 10% of the gross proceeds received by the Company from the investors in royalty purchase agreements introduced to the Company by Berkshire. The agreement is valid for two years.

12.	Subsequent Events

a)

On January 9, 2013, the Company entered into a mining project manager contracting agreement with Camlaren Mine Development (the “Consultant”). The agreement is valid for two years and may be renewed for another four years. The Company agreed to pay the Consultant a base compensation of $700 per day before the fulltime contract load and $15,000 per month upon reaching the fulltime contract load, and the incentive bonuses as follows:

1)

$50,000 bonus based on Mechanical Completion of mine and recovery plant to be based on Mutually Accepted Mining Forecast (MAMF) and based on a minimum of 75 days of commercial production from start up date at a minimum average production of 90% of MAMF;

		2)	a bonus of 0.5% of gross profit if production is 80% of MAMF or a bonus of 1.5% of the gross profit when production is 100% of MAMF;

		3)	a bonus of 5% of the difference between MAMF gross profit and the gross profit achieved when production reaches or exceeds 115% of MAMF;

		4)	in the event that the annualized income reaches and/or exceeds $400,000 per year, the Consultant and the Company will revisit and renegotiate the acceptable terms of compensation.

	b)	On January 28, 2013, 10,473,000 warrants issued in 2010 have expired unexercised.

c)

On February 8, 2013, the Company issued a notice of the final buyout payment to the Singida PMLs owners (see Note 7 c). The payment will be made in a form of a 2% Net Smelter Production royalty. The Company also agreed to increase the royalty by 1% to 3% if commercial production is delayed beyond March 2015.

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

Recent Corporate Developments

Since the commencement of the nine month period ended December 31, 2012, we experienced the following significant corporate developments:

1.

On January 9, 2013, the Company entered into a contracting agreement with Camlaren Mine Development (“Camlaren”) to manage our mining projects. The agreement is valid for two years and may be renewed for another four years. Camlaren recently completed an initial visit and an on-site review of the Kinyambwiga property in northern Tanzania.

2.

In September 2012, the Company offered a total of up to 120 royalty units to raise a gross amount of $3,000,000 for a small scale mining operation on the Kinyambwiga property. Each unit will entitle investors to receive ½ of 1 percent (1%) of the net proceeds of production from the small scale mining operation at Kinyambwiga. Up to 60% of the net proceeds of gold production are offered to investors. As of December 31, 2012 the Company received subscription payments of $875,000 for 35 units.

3.	At Kahama South, we commenced a ground magnetic survey and a geologic mapping program of the 245 square kilometer project.

4.

In July 2012, the Company received results from the recent core drilling program at the Kiabakari East project in northeastern Tanzania. The four core hole drill program, completed in June 2012, totaled 648.72 meters and was the Company’s first drilling on this project. Final drill hole locations were determined by detailed geologic mapping, geophysical surveying and trench sampling. Drilling was focused on BIF Hill where previous trenching activity returned significant gold grades within Banded Iron Formation rocks. The drill holes were located on the south side of BIF Hill and were spaced 40 meters apart on N-S drill fences. The holes, drilled due north at angles of -50 and -55 degrees below the horizontal, were designed to test the grade and to define the geometry of the gold mineralization.

Our Current Business

We are an exploration stage corporation focused on acquiring, exploring and developing gold deposits in the Lake Victoria Greenstone Belt in Tanzania, East Africa. We hold prospective gold projects, consisting of 18 Prospecting Licenses (PLs) and 71 Primary Mining Licenses (PMLs) and 4 uranium projects consisting of 7 Prospecting and Reconnaissance Licenses, within its Tanzania property portfolio, covering approximately 1,772 square kilometers (485,809 acres). Our main area of interest is acquiring, exploring and evaluating mineral properties through our ongoing exploration program. Following exploration, we intend to either advance them to a commercially feasible mining stage, enter joint ventures to further develop these properties, sell or dispose of them if the properties do not meet our requirements. Our properties are all early stage exploration properties. Within our mineral exploration land in Tanzania our focus is primarily on gold, although our portfolio also contains uranium prospects.

Assuming funding is available, we plan to develop and conduct small-scale gold mining on selected mineral properties within certain areas that are currently contained within primary mining licenses. The production decision or significant development on these projects will not be based on mineral reserves supported by a technical report. We plan to secure Special Mining Licenses for each of these potential mining areas.

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

Prospective Gold Projects

The following is a brief overview of portfolio of prospective mineral properties, the exploration developments on them where applicable and some of the details of the historical option agreements for them. During the nine months ended December 31, 2012, exploration work was confined to the Kinyambwiga project

Musoma Bunda Murangi Gold Project

Exploration Strategy

No on the ground exploration was undertaken on the Kinyambwiga (PL 4653/2007), Suguti (PL PL3966/2006) and Murangi (PL4511/2007) licenses during the quarter. The Kinyambwiga license has been reduced from 30.90 square kilometres to 15.45 square kilometres as part of the required Government relinquishment of 50% of the ground holdings on license renewal. The southern part of the license area, covered by black cotton soil and underlain by granitic rocks with no known artisanal workings, has been relinquished. The northern part of the license is host to the Kanunga 1 to 3 artisanal mine sites.

The new artisanal mining site, located 1 kilometer along strike to the east of Kanunga 2, is currently still being exploited as well as minor artisanal activities occurring at Kanunga 3 in the northern part of the license.

The Kanunga 1 Prospect has been earmarked for possible small scale mining operations that will proceed once necessary funding has been achieved. Currently, a scoping study involving mine planning and scheduling together with financial evaluations are being carried out on the prospect. As part of the requirement, metallurgical test work is to be undertaken by Peacock and Simpson, Zimbabawe in order to determine the percentages of gravity recoverable gold (free gold) versus leachable gold. Gold recovery results will determine the final design of a gold recovery system.

A 50 kilogramme sample of the quartz reef at Kanunga 1 was collected from 3 working artisanal shafts (Table 1) that varied from 14 metres to 44 metres in depth. Samples of quartz together with disseminated pyrite and minor visible gold were collected from the working face and are +10cm in size. An equal portion of sample was collected from each shaft, composited, packed and shipped to Peacock and Simpson.

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

Sampled Shafts for Metallurgical test work

The bulk rock sample, assaying 7.24 grams per tonne, was crushed to 100 per cent passing minus 1.0 millimeter size and then transferred to a Knelson concentrator; this early stage liberation test yielded a 24.2 percent gold recovery.

Fine grinding of the rock material to a size of 80 percent minus 0.075 millimeters and then transferring the material to a Knelson concentrator yielded a 54.5 percent gold recovery.

Agitated leaching of the gravity tails for a 24 hour period resulted in a gold recovery of 84.1 percent.

The overall, gold recovery from Fine Grinding with Knelson Concentration and Agitated Leaching totalled 92.7 percent.

Additional flotation tests were also carried out using:

i.	Gravity tails after impact crushing to minus 1 mm having a head grade of 5.52g/t gold

ii.	Gravity tails after milling to 80% passing 75 microns having a head grade of 3.37g/t gold

A single stage flotation test was undertaken using a Denver D12 Laboratory floatation machine under the following conditions of CuSO4, SIBX and Dowfroth conditioning.

Results indicate:

i.	Gold recovery of 18.7% of float feed (minus 1 mm)

ii.	Gold recovery of 58.3% of float feed (80% passing 76 micron)

A 2nd flotation test was carried out on gravity tails of which 80% passing 75 micron assaying 3.30g/t gold under different chemical conditions of CuSO4, PAX and Dowfroth conditioning.

Results indicate an improved gold recovery of 64.4% of the float feed.

Total recoveries, including gravity recoverable gold are summarised below:

  Gravity + CIL (leaching) = 92.7% recovery

  Gravity + SIBX flotation = 76.45% recovery

  Gravity + PAX flotation = 83.8% recovery

A Bond Index (BWI) of 19.48 was established for the quartz reef.

In order to apply for a Special Mining Licence over the 24 PMLs that in part overlie the Kanunga 1 Prospect, an Environmental Impact Assessment (EIA) study must first be carried out and an EIA Certificate obtained.

TANSHEQ, a local Tanzanian consulting firm specialising in Environmental Management, was awarded the contract to undertake the Environmental Impact Assessment study on the Kanunga 1 Prospect. The final report is to be submitted to the National Environmental Management Council (NEMC) of Tanzania, a Government body responsible for the issuance of the EIA certificate by the Minister responsible for Environment. The Company intends to complete and deliver the EIA certificate before the end of March 2013. Field studies have been completed at site and a draft report of the Scoping study is to be submitted to NEMC in February 2013.

Future work

Kinyambwiga (PL 4653/2007)

The anomalous stone layer as encountered from previous RAB drilling during 2009 as well as the soil anomaly over the school requires further investigation. A number of auger drill traverses are planned to test the strike towards the southwest where a number of anomalous soil samples have been indicated (Map 1). Since this area has been previously relinquished as part of the Government requirement to reduce the PL area by 50%, an application to renew the area of “shed-off” is pending approval by the Ministry of Mines and an Offer has been received.

Map 1: Kanunga 1 East and School soil anomalies

Suguti (PL3966/20)

Future Exploration

Since the northern part of the Suguti Licence has been relinquished as part of the Government requirement to reduce the PL by 50%, the area of “shed-off” must first be re-instated prior to commencing any further exploration. Should the area be awarded to the Company, further exploration is to be focused mainly at Target 1 and 3 across the known soil anomalies (Map 2). Infill soil sampling, including Auger drilling over mbuga covered areas, has been undertaken along 200 meter N-S traverse line on 10 meter sample intervals in order to define the present soil anomalies. To date 157 samples including 84 auger drill samples, have been collected and are pending submission to SGS laboratories Mwanza. Results will determine whether a trenching programme is warranted across the targets.

Additional auger drill sampling is planned to be undertaken on the 200 ppb gold anomaly as well as the strike extensions of Zone 1,2 and 3 of Target 1 where no sampling has yet been undertaken (Map 2).

Map 2: Current state of exploration on the Suguti License showing present coverage of Auger drill and soil sampling across 3 target areas.

Murangi(PL4511/2007)

The southern part of the Suguti Licence has been relinquished as part of the Government requirement to reduce the PL by 50% which is the area of “shed-off. No exploration has been undertaken during the quarter.

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

Singida Gold Project

Future exploration

An evaluation of the Reverse Circulation drill results for both Phase 1 and 2 programs undertaken during 2010 and 2011 has shown that gold mineralization at the Singida-Londoni project consists of narrow medium to low grade and often discontinuous lenses. The shear structures hosting the gold-rich zones typically “pinch and swell” along strike, which in places, has resulted in larger pods of limited size as at Sambaru 3 and Sambaru 4 which indicates that the gold deposits have limited potential to be developed into a major ore resource contrary to the Company’s vision of discovering substantially larger and economically viable gold deposits in the short term. In this regard, the Company believes that the nature and extent of the mineralization revealed thus far may lend itself towards a small-scale commercial mining operation. The Company intends to explore the possibilities of undertaking a small scale mining operation on a number of PMLs once a scoping study has been completed. No exploration has been undertaken during the quarter.

Kiabakari East (PL7142/2011)

The Kiabakari East Project is located approximately 55 kilometers southeast of Musoma town, in the Mara Region. The PL, covering 15.2 square kilometers and lying within the central part of the Musoma-Mara Greesntone Belt, was granted to Lake Victoria Resources by the Ministry of Energy and Minerals in April 2011.

The PL was previously investigated by Randgold Resources who excavated a number of N-S trenches across a small hill, rising some 50 meters above the landscape. This hill is comprised of Banded Iron Formation (BIF Hill) rocks in the central to southern part of the PL. Randgold also undertook 3 N-S drill fences, totaling 24 reverse circulation drill holes, along strike to the east of the BIF hill. No detailed information is currently available from Randgold’s work. Minor artisanal mining activities are present on BIF Hill. Recently, the eastern part of the license at the Kyarano Prospect has been occupied by +500 artisanal miners who have exposed a NNE-SSW trending gold bearing structure hosted in a quartz porphyry dyke within a surrounding metasedimentary rock sequence (Map 4). No exploration has been undertaken during the quarter.

Exploration Strategy

The following exploration work has been completed across the Kiabakari East License:

  Landsat Imagery for the license area and the surrounding environs.

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

  Termite mound sampling

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

Map 4: Plan of BIF Hill and Kyarano Prospects showing position of Schlumberger profiles and diamond drill collars

Kyarano Prospect

The Kyarano Prospect, located on the eastern side of the Kiabakari East Permit, is a recent and active artisanal site in which up to +500 artisanal miners have been present. Shafts, aligned along a NNE trend were sunk into a quartz porphyry/felsite “dyke” rock for a strike distance of some 400 meters. Mining activities decreased as flooding of the shafts occurred from 15-20 meters below ground. A short diamond drill program was initially planned across the strike length of the gold occurrences but the program is pending. No exploration has been undertaken during the quarter.

Future exploration

Metallurgical test work is to be undertaken on the oxide rock material taken from artisanal working and trenches on surface as part of the scoping study to determine the viability of commencing and open pit/underground small scale mining operation at BIF Hill. In order to get a better understanding of the geology and gold mineralisation, the Company is considering developing of a north trending adit from the base of the southern side of the hill.

Uyowa Gold Project

The Uyowa Gold project, located 120 kilometers northwest of Tabora town, previously consisted of seven (7) Prospecting Licenses (PLs) that covered a total area of 729.73 square kilometers in the west-central area of Tanzania. Due to increased Ministerial holding costs of annual renewals coupled with the Company’s objective to focus its exploration efforts on more potentially viable ground holding, the total amount of licenses have been reduced to 4 PLs (Map 5).

Map 5: Current license holdings of the Uyowa Project

No exploration has been undertaken during the quarter.

Exploration has been previously focused on PL5153/2008 in which the following work was undertaken:

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

  Termite mound sampling

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

  Schlumberger profiles

  Regolith mapping

  Detailed mapping

  Termite mound sampling

  Soil and termite mound sampling - on 200 meter x 50 meter grid totaling 2616 samples. All the anomalous gold values occur as single point values along the known E-W zone of gold mineralization. A single maximum value of 400 ppb gold occurs on the far eastern side of the trend.

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

Handeni Gold Project

The Handeni Project comprises of a single License PL 7148/2011 of 12 square kilometers and is located approximately 240 kilometers, by road, north-west of Dar es Salaam and some 30 kilometers south of Handeni town within the Handeni District (Map 10). The Company has retained 100% of the mineral rights of PL7148/2011. (Note Error reporting in 2nd Quarter Report stating that PL 4816/2007 was retained).

Map 10: Location map of the Handeni Project showing the PL 7148/2011 in yellow.

Exploration

No exploration was undertaken on the Handeni Project during the quarter.

Future exploration

An infill soil sampling program on 100 meter x 25 meter grid is recommended across the Mkulima Hill (188 samples) in order to better define the apparent gold anomalies prior to planning a trenching programme across the main anomalous zones (Map 11). Should a trenching program be warranted, further soil sampling on 100 meter x 50 meter grid is proposed around the hill on 200 meter x 50 meter grid (623 samples) to increase the area of investigation and strike extend of the gold anomalies (Table 2 , Map 11).

Map 11: Soil sampling grids across Mukulima East outlining potential soil anomalies

Table 2. Planned soil grid across the Mkulima East License

	From		To	Length	50
		North (Arc	East (Arc
Section	East (Arc 60 37S)	60 37S)	60 37S)	(m)	Sample Number
9358900E	407400	9358900	410250	2850	58
9358500E	407400	9358500	410250	2850	58
9358100E	407400	9358100	410250	2850	58
9357700E	407400	9357700	410250	2850	58
9357700E	407500	9357700	410200	2700	55
9357300E	407600	9357300	410150	2550	52
9357100E	407650	9357100	408300	650	14
	408325	9357100	408450	125	6
9357000E	407700	9357000	410100	2400	49
9356900E	408200	9356900	409150	950	39
9356800E	407650	9356800	408250	600	13
	409250	9356800	410050	800	17
9356700E	408300		409450	1150	47
9356600E	407750	9356600	408450	700	15
	409250	9356600	409500	250	6
9356500E	409450	9356500	409650	200	5
9356400E	407800	9356400	408550	750	16
9356325E	408900	9356325	409600	700	29
9356250E	408100	9356250	409200	1100	23
	409000	9356250	409750	750	31
9356150E	409200	9356150	409600	400	17
9356050E	409200	9356050	409600	400	9
	409200	9356050	409650	450	19
	409700	9356050	409850	150	4
9355850E	408150	9355850	409800	1650	34
9355850E	408250	9355850	410200	1950	40
9355450E	408350	9355450	410250	1900	39
Total samples					811
25m centres	(Total samples 188)	PHASE 1
50m centres	(Total samples 623)	PHASE 2

North Mara Gold Projects

The North Mara Gold Project, now comprising of 4 Prospecting licenses and covering 91.78 square kilometers, have been divided into 3 blocks, namely the Tarime-Utegi, Kubiasi Kiserya project which includes the Kiagata Project and the recently successful tender for the Maji Moto license (HQ-P23869). Six of the 10 licenses previously held by the Company have been relinquished after reconnaissance exploration indicated poor potential to discover an economic resources within the near future. Minor artisanal activity was noted on these licenses.

A recent tender has won the Company the Maji Moto license (HQ-P23869) which will be an addition to the North Mara Gold project area upon our submission of the tender fees. It is located 28 kilometers to the southwest of the African Barrick, North Mara Gold mine.

No exploration activities were undertaken on any of the licenses during this quarter.

Tarime & Utegi

The remaining Tarime PL4882/2005 and Utegi PL4873/2007 licenses, from a previous 6 Pls are located on the western side of the North Mara Greenstone Belt. Since much of the area is overlain by “mbuga” soils, target generation has to be made from undertaking detailed structural analysis from both Magnetic and IP data. The detailed aeromagnetic survey data undertaken by the Finnish Geological Survey (2003) was purchased from the Government and processed. A number of magnetically interpreted structural targets have been delineated for field investigation. Both licenses are considered of low priority.

No exploration activities were undertaken on any of the licences during the quarter

Kiagata

The Kiagata project (PL4225/2007), located within the North Mara Greenstone belt, is situated in the Musoma District and is about 30 kilometers from Musoma Town, the main commercial hub in the area. The project is located immediately south of the Mara River and west of the Serengeti National Park. A reconnaissance survey involving mapping, termite sampling, and selected soil and rock sampling were carried out but results suggest that no gold mineralization is present on the property. The license is to be relinquished.

Kubiasi Kiserya

The Kiserya project (PL4833/2007) is located in northeastern Tanzania approximately 18 kilometers southeast from African Barrick’s North Mara Gold Mine, within the N Mara Gold Belt. The license lies adjacent to the Mara River and to the north of the Serengeti Game Reserve. The northern and western parts of the license are underlain by greenstone rocks that tend to crop out as series of large hills that dot the surrounding plains. The remainder of the license is underlain by granite. Little to no colluvium of black clay “mbuga” is present.

Future Exploration

Although previous exploration did indicate positive signs of gold mineralisation, no gold resource has yet been identified. The potential to discover a gold resource in the immediate future is considered low. On account of austerity measures and the need to focus on a number of key projects within the Company portfolio, this license is to be relinquished as soon as the rental term has expired. No further work is to be undertaken on the license.

Maji Moto HQ-P23869

A recent pending addition to the North Mara group of licenses is the Maji Moto license that was awarded to the Company by the Ministry of Mines through application and tender in April 2012.

The license is situated in the North Mara Greenstone Belt (Eastern Musoma Goldfields) approximately 28 kilometers to the SW of African Barrick’s N Mara Gold Mine (Map 12). Three artisanal gold mining sites are known on the license.

Exploration

Exploration has not yet commenced on the license.

Map 12:. Location map of Maji Moto HQ-P23869

Note: HQ-P23869 is the Application number. The license, upon issue, will be allocated a PL number by the Ministry.

Future exploration

The following exploration strategy (Phase 1) will be followed as soon as a field camp is established on site:

  Regional ground Magnetic survey

  Regional mapping of the license

  Regional soil sampling on 200 meter x 50 meter sample grid

  Detailed mapping and soil/rock sampling at and around the artisanal sites

  Schlumberger profiles across the known artisanal sites

Phase 2 will be dependent on the results achieved from the Phase 1 exploration programme.

Acquisition of Prospecting Licenses in Tanzania

General

The following is a discussion and analysis of our plan of operation and results of operations for the nine month period ended December 31, 2012, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Plan of Operation

As of December 31, 2012, we had negative working capital of approximately $298,000. We plan to spend approximately $455,000 for our property acquisitions and holding costs and $3,000,000 for development and production of small scale mining for the next twelve months, with work being conducted on several projects including soil sampling, trenching and drilling. We will need to raise additional funds to finance the exploration activities on our projects. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders. Our estimated expenses over the next twelve months are as follows:

Cash Requirements during the Next Twelve Months
Expense	($)
Property acquisition and holding costs	455,000
Mine development and production costs	3,000,000
Professional fee	150,000
General and administration fee	500,000
Total	4,105,000

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

RESULTS OF OPERATIONS

Three and Nine Month Summary
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenue	$-	$-	$-	$-
Expenses	617,534	813,452	2,192,207	2,230,491
Other income (expenses)	872,455	(36)	864,600	661,587
Net Income (Loss)	$254,921	$(813,488)	$(1,327,607)	$(1,568,904)

Revenue

We had no operating revenues for the nine month period ended December 31, 2012 and 2011. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations.

Operating Costs and Expenses

The major components of our expenses for the three and nine months ended December 31, 2012 and 2011 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Amortization and depreciation	10,183	9,991	30,550	26,042
Exploration costs	246,090	324,110	868,320	668,106
General and administrative	104,030	57,679	249,612	244,275
Impairment of mineral property acquisition costs	–	–	8,550	371,612
Management and director fees	9,000	9,000	27,000	23,000
Professional fees	105,559	33,148	226,182	198,535
Salaries	118,165	141,822	377,884	434,052
Stock-based compensation	–	213,825	362,336	213,825
Travel and accommodation	24,507	23,877	41,773	51,044
Total Expenses	617,534	813,452	2,192,207	2,230,491

General and Administrative Expenses

The Company reported a loss of $1,327,607 for the nine months ended December 31, 2012 compared with a loss of $1,568,904 for same period in fiscal 2011. The decreased loss in the current period is mainly attributed to decreased mineral property acquisition costs.

The $4,458 increase in our general and administrative expenses for the nine month period ended December 31, 2012 as compared to the same period in fiscal 2011 was primarily due to the decrease in promotion and shareholder relationship expenses.

Liquidity and Capital Resources

Working Capital

	December 31, 2012	March 31, 2012
Current Assets	$505,128	$586,592
Current Liabilities	802,917	219,879
Working Capital	$(297,789)	$366,713

Cash Flows

Nine Months Ended
December 31, 2012
Cash used in Operating Activities	$(1,220,501)
Cash used in Investing Activities	849,669
Cash provided by Financing Activities	292,301
Net Increase (Decrease) in Cash	$(78,540)

We had a cash balance of approximately $445,000 and negative working capital of $298,000 as of December 31, 2012 compared to cash of $523,000 and working capital of $367,000 as of March 31, 2012. The decrease of cash balance and working capital primarily due to cash spent on exploration and general and administration expenses. We anticipate that we will incur approximately $4,105,000 for operating expenses, including professional, legal and accounting expenses during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Going Concern

The unaudited financial statements accompanying our quarterly report on Form 10-Q for the quarter ended December 31, 2012 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2012, we had a cash balance of approximately $445,000 and we estimate that we will require approximately $650,000 for general and administration costs and professional fees, and $3,455,000 for property acquisition holding and small-scale mining evaluation, development and production costs associated with our plan of operation over the next twelve months. We do not have sufficient funds for general and administration activities and planned mineral property acquisition and exploration activities and therefore we will be required to raise additional funds. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders.

The advancement of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We had an approximate cash balance of $445,000 and negative working capital of $298,000 as of December 31, 2012 compared to a cash balance of $523,000 and working capital of $367,000 as of March 31, 2012 and we estimate that we will require approximately $4,105,000 for costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We intend to raise additional funds from another equity offering or loans. At the present time, we are attempting to raise additional money, but there is no assurance that we will be successful. If we need additional funds and are unable to raise them, we will have to suspend or cease operations until we succeed in raising additional funds.

Outstanding shares and options

As of February 13, 2013, we have 114,554,067 shares of common stock outstanding, 9,520,000 stock options outstanding and 26,649,734 warrants outstanding.

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

There were no changes in our internal control over financial reporting during the nine month period ended December 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In April 2012, we completed a first closing of a private placement of 14,285,000 shares at a price of $0.06 per share for gross proceeds of $857,100. We issued an aggregate of 2,000,000 shares to one subscriber who represented that he was not a US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction pursuant to Regulation S and/or Section 4(2) of the Securities Act of 1933 and an additional 12,285,000 shares to eight accredited investors, who represented that they were each a “US Person” as defined in Regulation S, pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933. Proceeds of the private placement are intended to be applied to the Company’s ongoing work program on its mining projects, continued exploration for new projects and general working capital.

In August 2012, we completed a second closing of a private placement of 2,783,334 shares at a price of $0.06 per share for gross proceeds of $167,000. We issued an aggregate of 2,783,334 shares to eight accredited investors, who represented that they were each a “US Person” as defined in Regulation S, pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933. Proceeds of the private placement are intended to be applied to the Company’s ongoing work program on its mining projects, continued exploration for new projects and general working capital.

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

10.18	Mineral Financing Agreement between the Company and Ahmed Magoma dated October 19, 2009~~*~~ (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.19	Property Purchase Agreement between Geo Can Resources Company Limited and
Kilimanjaro Mining Company, Inc dated May 5, 2009(incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.20	Amendment to Mineral Financing Agreement between the Company and Ahmed Magoma dated October 27, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.21	Declaration of Trust of Geo Can Resources Company Limited dated July 23, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.22	Form of Subscription Agreement for non US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)
10.23	Form of Subscription Agreement for US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)
10.24	Consulting Agreement dated April 26, 2011 between David Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.25	Consulting Agreement dated April 26, 2011 between Roger Newell and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.26	Employment Agreement dated April 26, 2011 between Heidi Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.27	Employment Agreement dated April 26, 2011 between Ming Zhu and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.28	Geita Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.29	Kalemela Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.30	North Mara Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

Exhibit
Number	Description
10.31	Singida Option Agreement dated May 6, 2011 among Otterburn Ventures Inc., the Company and Ahmed Abubakar Magoma (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.32*	Form of Royalty Purchase Agreement (incorporated by reference from our Current Report on Form 8-K filed on September 13, 2012)
10.32*	Finder’s Fee Agreement with Berkshire Investment Ltd
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
16.1	Letter dated October 8, 2010 from BehelerMick PS (incorporated by reference from our Current Report on Form 8-K filed on October 8, 2010)
21.1	List of Subsidiaries (incorporated by reference from our from our Annual Report on Form 10-K filed on June 29, 2012)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.2	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
99.3	Disclosure Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)

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

Date: February 14, 2013

By: /s/ Ming Zhu
       Ming Zhu
       Chief Financial Officer
       (Principal Accounting Officer and Principal
       Financial Officer)

Date: February 14, 2013