Form 10-K
period 2013-03-31
Lake Victoria Mining Company, Inc.
filed 2013-06-28
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 000-53291

LAKE VICTORIA MINING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	51-0628651
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

Suite 810 – 675 West Hastings Street
Vancouver, British Columbia, Canada V6B 1N2
(Address of principal executive offices, including zip code)

604.248.5750
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
YES [   ]     NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $7,394,479 based on a price of $0.08 per share, being the average bid and asking price of the registrant’s common stock as quoted on the OTC Bulletin Board on September 30, 2012.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date 114,554,067 shares of common stock as of June 27, 2013.

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

This is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States and Canada, we do not intend to update any of the forward-looking statements to have these statements conform to actual results.

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

ITEM 1.                     BUSINESS.

General

We are an exploration stage corporation focused on acquiring, exploring and developing gold deposits in Tanzania, East Africa. We hold 7 prospective gold projects, consisting of 15 Prospecting Licenses (PLs) and 71 Primary Mining Licenses (PMLs) and 4 uranium projects consisting of 6 Prospecting Licenses (Table 1 & 2), within our Tanzania property portfolio, covering approximately 1,512.26 square kilometers (373,687acres).

During the course of the year from 1st April 2012 to 31st March 2013, we have relinquished 14 Gold and 1 Uranium Prospecting Licenses. Our main area of interest is acquiring, exploring and evaluating mineral properties through our ongoing exploration program. Following exploration, we intend to either advance them to a commercially feasible mining stage, enter joint ventures to further develop these properties, sell or dispose of them if the properties do not meet our requirements. Our properties are all early stage exploration properties. Within our mineral exploration land in Tanzania our focus is primarily on gold, although our portfolio also contains uranium prospects.

Since inception we have had no revenues and have relied upon the sale of our securities to fund operations. To date, we have not discovered a commercially viable ore body, mineral deposit or mineral reserve on any of our properties and we will be unable to do so until further exploration is done and a comprehensive evaluation concludes with an economic feasibility study or production is initiated.

Assuming funding is available, we plan to develop and conduct small-scale gold mining on selected mineral properties within certain areas that are currently contained within our primary mining licenses. The production decision or significant development on these projects will not be based on mineral reserves supported by an NI43-101 compliant technical report. We plan to secure Mining Licenses for each of these potential mining areas.

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

We maintain our registered agent’s office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business and administrative office is located at Suite 810 – 675 West Hastings Street, Vancouver, British Columbia, V6B 1N2, Canada. Our telephone number is 604.248.5750.

Recent Corporate Developments

During the fiscal year ended on March 31st, 2013, we experienced the following significant corporate developments:

1.

On January 9, 2013, the Company entered into a contracting agreement with Camlaren Mine Development (“Camlaren”) to manage our mining projects. The agreement is valid for two years and may be renewed for another four years. Camlaren recently completed an initial visit and an on-site review of the Kinyambwiga property in northern Tanzania.

2.

In September 2012, the Company offered a total of up to 120 royalty units to raise a gross amount of $3,000,000 for a small scale mining operation on the Kinyambwiga property. Each unit will entitle investors to receive ½ of 1 percent (1%) of the net proceeds of production from the small scale mining operation at Kinyambwiga. Up to 60% of the net proceeds of gold production are offered to investors. As of March 31, 2013 the Company received subscription payments of $925,000 for 37 units.

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

5.

Effective March 01, 2013, we appointed Mr. David Ralph Webb as a director of our company. Mr. Webb is a registered Professional Geologist and has spent the past 25 years as president of DRW Geological Consultants Ltd. providing technical and operating services to companies in the mining exploration, development and production industry. In this capacity he served as a director and president to three different mining companies and provided consulting services to dozens of other mid-tier and junior companies, most recently having been a director and president of Tyhee Gold Corp.

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

The three types of mineral rights most often encountered, those which are applicable to us include: prospecting licenses; retention licenses; and mining licenses. A prospecting license grants the holder thereof the exclusive right to prospect in the area covered by the license for all minerals, other than building and gemstones, for an initial period of four years. Thereafter, the license is renewable for two further periods of three and two years consecutively. On each renewal of a prospecting license, 50 percent of the area covered by the license must be relinquished. The maximum initial area for a prospecting license is 300 square kilometers. A company applying for a prospecting license must, inter alia, state the financial and technical resources available to it. A retention license can also be requested from the Minister, after the expiry of the 4-3-2-year prospecting license period, for reasons ranging from funds to technical considerations.

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

Employees

We have eight full-time employees. On April 26, 2011, we entered into employment and contract agreements with our officers and directors. Our president David Kalenuik and secretary Heidi Kalenuik agreed to handle our administrative duties. See “Item 11. Executive Compensation – Employment Agreements”, below.

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

Our mineral exploration activities in Tanzania may be affected in varying degrees by political stability and government regulations relating to the mining industry and foreign investment in that country. The government of Tanzania may institute regulatory policies that adversely affect the exploration and development of properties. Any changes in regulations or shifts in political conditions in this country are beyond our control and may adversely affect our business. Investors should assess the political and regulatory risks related to our foreign country investments. Our operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, foreign exchange controls, income taxes, expropriation of property, environmental legislation and mine safety.

We may not have clear title to our properties.

Acquisition of title to mineral properties is a very detailed and time-consuming process, and titles to our properties may be affected by prior unregistered agreements or transfers, or undetected defects. Several of our prospecting licenses are currently subject to renewal by the Ministry of Energy and Minerals of Tanzania. As a result, there is a risk that we may not have clear title to all our mineral property interests, or they may be subject to challenge or impugned in the future. We have exploration licenses. We do not have a license to mine any minerals or reserves whatsoever commercially at this time on any part of our properties. Once exploration has advanced to a point where mining on one or more of our properties is feasible, we plan to apply for one or more mining licenses.

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

Mineral exploration, development and production involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all of our assets, resulting in the loss of your entire investment in our company.

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

ITEM 1B.                 UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                     PROPERTIES.

Executive Offices

As of the date of this report, our executive offices are located at Suite 810, 675 West Hastings Street, Vancouver, British Columbia V6B 1N2, Canada.

Mineral Properties

Acquisition of Primary Mining Licenses in Singida, Tanzania

On May 15, 2009, the Company signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of February 7, 2011, this director has entered into Mineral Properties Sales and Purchase agreements and addendums with various PML owners to acquire PMLs in the Singida area. As of March 31, 2013, the Company has a 100 percent ownership of 23 PMLs and 20 PMLs with net smelter production royalty payments.

In May 2011, the Company entered into joint venture agreement and service agreement with Otterburn. The Company received option payment of $300,770 in cash and 1,100,000 common shares of Otterburn which were sold to unrelated parties at a price of CAD$0.10 per share. The Company received exploration cost reimbursements from Otterburn of $1,137,226. In July, 2011, Otterburn terminated the agreements.

As of March 31, 2013, under the terms of the mineral properties sales and purchase agreements the Company has completed option payments in the amount of $2,058,322. On February 8, 2013, the Company issued a notice of the final buyout payment of 20 PMLs to the Singida PMLs owners. The payment will be made in a form of a 2% Net Smelter Production royalty. The Company also agreed to increase the royalty by 1% to 3% if commercial production is delayed beyond March 2015.

Acquisition of Primary Mining Licenses in Uyowa, Tanzania

On July 19, 2011, Guardian Investment Ltd, a related party, on behalf of the Company, entered into a mineral properties option agreement to acquire four primary mining licenses within the northern most prospecting license of the seven comprising the Uyowa Gold project. The total consideration is of $490,000, of which $40,000 was paid in 2012 and $50,000 paid in fiscal year 2013.

Licenses

The following two tables are complete lists of each gold and uranium prospecting license that we own by project name, license number, the area of location, district of its location and the size in square kilometers. We own no prospecting property other than the following licenses listed on these two charts. There are no known reserves on these properties and any proposed programs by us are exploratory in nature.

Table 1: Gold Projects and License List

Project	License No	Area	District	Size (SqKm)	Ownership
MUSOMA BUNDA
Murangi	PL 4511/2007	Masinono	Musoma	25.82	Owned
Suguti	PL 3966/2006	Suguti	Musoma	20.00	Owned
Kinyambwiga	PL 4653/2007	Kinyambwiga	Musoma	13.47	Owned
Kinyambwiga -24 PMLs		Kinyambwiga	Musoma	(2)	Owned
				59.29
SINGIDA
23 PMLs		Singida - Londoni	Singida	(3.27)	Owned
20 PMLs		Singida - Londoni	Singida	(1.91)	Optioned

BUHEMBA
	PL7142/2011	Buhemba	Kiabakari	14.94	Owned
	HQ-P23869	Buhemba	Majimoto	19.19	In Process
				34.13
UYOWA
	PL 4531/2007	Uyowa	Urambo	47.33	Owned
Will expire on May 2013	PL7245/2011	Uyowa	Urambo	199.04	Owned
		Kisimani River and
	PL 4749/2007		Urambo	17.03	Owned
		Iseramigas
	PL 5153/2008	Uyowa	Uyowa	65.07	Owned
	4 PMLs	Uyowa	Uyowa	(0.34)	Optioned
				328.47

HANDENI
	PL7148/2011	Manga	Handeni	12.03	Owned
				12.03
KAHAMA
	PL6437/2011	Kahama South	Kahama	183.05	Owned
				183.05
NORTH MARA
Tarime	PL 4882/2007	Tarime	Nyagisa/Tarime	30.79	Owned
Tarime	PL 4873/2007	Tarime	Tarime	19.91	Owned
Tarime	PL 4225/2007	Kiagata	Musoma	21.17	Owned
Kubaisi Kiserya	PL 4833/2007	Kiterere Hills	Tarime & Serengeti	19.91	Owned
				274.83
15 Prospecting Licenses (PLs) - Total SqKm				708.75
71 Primary Mining Licenses (PMLs)- Total SqKm				7.52

Table 2.Uranium Projects and License List

Project	License No	Area	District	Size (SqKm)	Ownership
MBINGA
	PL6509/2010	Litembo	Mbinga	199.97	Owned
				199.97
KIWIRA

	PL4651/2007	Makete	Makete & Kyela	86.11	Owned
	PL4514/2007	Kyela	Kyela	69.44	Owned
				155.55
NJOMBE
	PL6526/2010	Njombe	Makete	199.13	Owned
				199.13
LAKE RUKWA
	PL6519/2010	Chunya	Mbeya	199.02	Owned
				199.02
5 Prospecting Licenses - Total (Sqkm)				753.67

Uranium Projects and License List

Prospective Projects and Properties

The following map is a gold project location map (Map 1). For a detailed listing see Licenses – Gold Projects and License List

Map 1: Gold Project Location Map, March 2013

The following map is a uranium project location map (Map 2). The “red” is the outline of all of our individual Prospecting Licenses (PLs or PLRs) that are combined to make a project. Our projects are outlined in “grey”. For a detailed listing see Licenses – Uranium Projects and License List

Map 2: Uranium Location Map, March 2013

Gold Projects

The following is a brief overview of our portfolio of prospective mineral properties, the exploration developments on them where applicable and some of the details of the historical option agreements for them. During the fiscal year ended March 31, 2013, our exploration work was primarily concentrated on the Kinyambwiga, Kiabakari East and Uyowa gold projects.

Musoma Bunda Murangi Gold Project

The Musoma Bunda Murangi Project comprises of 3 Prospecting licences covering 59.29 square kilometers and 24 PMLs totaling 2 square kilometers.

Minor exploration has been undertaken on the Kinyambwiga licence (PL 4653/2007) during this period. However, no exploration was conducted on Suguti (PL PL3966/2006 ) and Murangi (PL4511/2007) projects.

Exploration Strategy

The Kinyambwiga licence has been reduced from 30.90 square kilometers to 15.45 square kilometers as part of the required Government relinquishment of 50 percent of the ground holdings on licence renewal. The southern part of the licence area, largely covered by black cotton soil and underlain by granitic rocks with no known artisanal workings, has been relinquished. The northern part of the licence is host to the Kunanga 1 to 3 artisanal mine sites. The relinquished area is currently under application on account of a soil anomaly in the NE corner of the licence.

The new artisanal mining site, located 1 kilometer along strike to the east of Kunanga 2, appears to have been abandoned with the artisanal miners moving to Kanunga 3 in the northern part of the licence.

The Kunanga 1 Prospect has been earmarked for small scale mining operations that will proceed once necessary funding and the issuing of a Mining Licence has been achieved. Currently, a scoping study involving metallurgical test work, mine planning and scheduling together with financial evaluations have been undertaken on the prospect. A total capital investment of US$3M has been targeted for the project.

Metallurgical Test work

Metallurgical test work has been completed by Peacock and Simpson, Zimbabawe and later by Met-Solve Laboratories, Canada in order to determine the percentages of gravity recoverable gold (free gold), flotation and cyanide leachable gold.

A 105 kilogram sample of the quartz vein at Kunanga 1 was collected from 3 working artisanal shafts (Table 3) that varied from 14 meters to 44 meters in depth. Samples of quartz with disseminated pyrite and minor visible gold were collected from the working face and vary in size from +10 centimeters to small chippings. An equal portion of sample was collected from each shaft, composited, split and then packed, of which 50 kilograms were shipped to Peacock and Simpson and the remaining 55 kilograms was later sent to Met-Solve Laboratories.

Table 3: Location and depth of artisanal shafts at the Kunanga 1 Prospect

.Shaft ID	Easting	Northing	Elevation	Status	Depth(m)
KNSH001	581135	9776874	1191	Active	17.5
KNSH002	581147	9776878	1190	Active	15
KNSH003	581148	9776880	1190	Active	25
KNSH004	581158	9776884	1189	Active	31
KNSH005	581167	9776884	1188	Dormant	9.6
KNSH006	581177	9776884	1189	Dormant	8.6
KNSH007	581189	9776878	1190	Dormant	7.3
KNSH008	581197	9776892	1191	Dormant	8
KNSH009	581205	9776896	1191	Active	18.3
KNSH010	581246	9776914	1190	Dormant	5.1
KNSH011	581290	9776944	1193	Dormant	9.3
KNSH012	581320	9776922	1191	Active	17
KNSH013	581324	9776924	1191	Active	15.2
KNSH014	581339	9776938	1192	Active	3.2
KNSH015	581353	9776950	1190	Active	11
KNSH016	581355	9776948	1191	Active	22
KNSH017	581358	9776948	1192	Active	20
KNSH018	581364	9776958	1191	Active	12
KNSH019	581368	9776950	1192	Dormant	20
KNSH020	581377	9776954	1191	Active	44
KNSH021	581386	9776958	1191	Dormant	15.4
KNSH022	581390	9776958	1191	Active	17
KNSH023	581382	9776964	1192	Active	14.6
KNSH024	581382	9776968	1192	Dormant	15
KNSH025	581387	9776976	1192	Active	6

Sampled Shafts for Metallurgical test work

The following basic tests were applied:

  Determination of gravity recoverable gold
  Determination of gravity recoverable gold + flotation using 2 different flotation reagents.
  Determination of gold from cyanide leach over time

Slight differences in the methodology conducted by each of the Labs were reported but overall results are comparable.

Results

1.    Peacock and Simpson

The bulk rock sample, assaying 7.24 grams per tonne, was crushed to 100 percent passing minus 1.0 millimeter size and then transferred to a Knelson concentrator; this early stage liberation test yielded a 24.2 percent gold recovery.

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

Additional flotation tests were also carried out using:

i.	Gravity tails after impact crushing to minus 1millimeter having a head grade of 5.52g/t gold
ii.	Gravity tails after milling to 80 percent passing 75 microns having a head grade of 3.37g/t gold

A single stage flotation test was undertaken using a Denver D12 Laboratory flotation machine under the flowing conditions of CuSO4, SIBX (Sodium isobutyl Xanthate) and Dowfroth conditioning. Results indicate:

i.	Gold recovery of 18.7 percent of float feed (minus 1 millimeter)
ii.	Gold recovery of 58.3 percent of float feed (80 percent passing 76 microns)

A 2nd flotation test was carried out on gravity tails of which 80 percent passing 75 micron assaying 3.30g/t gold under different chemical conditions of CuSO4, PAX (Potassium amyl Xanthate) and Dowfroth conditioning.

Results indicate an improved gold recovery of 64.4 percent of the float feed.

Total recoveries, including gravity recoverable gold is summarised:

  Gravity + CIL (leaching) = 92.7 percent recovery
  Gravity + SIBX flotation = 81.0 percent recovery
  Gravity + PAX flotation = 83.8 percent recovery

A Bond Index (BWi) of 19.48 was established for the sample.

2.    Met-Solve Laboratories

The bulk rock sample, assaying 9.80 grams per tonne, was crushed to 100 percent passing minus 0.071 millimeter size and then processed through the Falcon L40 concentrator 3 times and yielded a gold recovery of 60.6 percent.

Two flotation tests were carried out on the gravity tails using Copper sulphate + potassium amyl Xanthate (PAX) and Methyl isobutyl Carbinol + sodium silicate (MIBC). Gold recoveries of 59.5 percent and 61.5 percent respectively were obtained. The sodium silicate did not assist in improving gold recoveries. Overall gravity + flotation returned recoveries of 85.2 percent and 85.6 percent respectively.

The flotation concentrates as well as a sub-sample of the gravity tails were subjected to cyanide leach tests for 48 hours with aliquots being collected at 1, 6 and 24 hours. Gold recoveries on the flotation concentrate were between 94.2 percent to 94.7 percent within 3 hours whereas only 88.5 percent was obtained from the gravity tails with most of the gold being recovered within a 24 hour period, This represents an overall recovery (gravity + flotation + leaching) of 84.0 percent and 84.2 percent respectively for each of the reagents used whereas the overall gravity + cyanide leach (by-passing the flotation ) achieved an overall gold recover of 95.6 percent. Results are summarised in Table 4.

Table 4: Summary of results

		Peacock & Simpson		Met-solve (Head grade
		(Head grade 7.24 g/t Au)		9.80 g/t Au)
			Tail		Tail
		Gold	Grade	Gold	Grade
Test type	Head grade 9.80 g/t Au	Recover (%)	(G/t Au)	Recover (%)	(G/t Au)
Gravity (grind size-<1 millimetre)		24.2	5.51	-	-
Gravity (grind size -0.071 millimetres)		54.5	2.53	60.6	3.82
	Reagent 1: CuSO4 + Potassium amyl xanthate
Gravity + Flotation	(PAX)	83.8	1.17	85.2	1.41
	Reagent 2: CuSO4 + Sodium isobuty lXanthate
	(SIBX)	81	1.38	-	-
	Reagent 3: Methyl Isobutyl Carbinol (MIBC)	-	-	85.6	1.39
Gravity + CIL on gravity tails*		92.7	0.51	95.5	0.46
Gravity + Flotation + CIL on Float Cons (Reagent 1)		-	-	84	1.41
Gravity + Flotation + CIL on Float Cons (Reagent 3)		-	-	84.2	1.39

*Residence time 24 hours

Mine Planning

The Kunanga 1 Prospect comprises of a small gold target that has been estimated from 40 meter spaced reverse circulation drill sections and trenches to contain a conceptual taget of between 600,000 and 1,000,000 tonnes of economically significant mineralization at grades between 1.50 and 2.00 gpt in the three vein structures at Kanunga 1 on the Kinyambwiga property within the first 150 and 200 meters of surface. Continuity of the narrow quartz veins appears to extend for a strike length of some 500 meters.

It is currently proposed to mine the mineralization by open pit mining methods using an excavator and trucks to transport the ore to an onsite processing plant. A vertical test pit to a depth of 8 meters was excavated in granitic saprolite (host rock) at site using a Caterpillar 320 excavator in a relatively short time of 3 hours. The results of the test pit proved good retaining rock wall strength, ease of excavation and the lack of ground water.

Based on these results, a pit slope of 55 degrees was modeled for the open pit to a depth of 40 meters (Map 3). The proposed site plan showing location of pit, waste dumps and processing plant is shown in Map 4.

The Mining and Mill plan is designed for processing 300 tonnes per day (Chart 1).

Map 3: Oblique view of the conceptual open pit on the Kunanga conceptual resource looking from the SW towards the NE along strike of the gold enriched quartz vein.

Map4:SitePlan

Chart 1: Flow sheet diagram showing the conceptual processing plant

Environmental Impact Study

In order to apply for a Mining Licence over the 24 PMLs that in part overlie the Kunanga 1 Prospect, an Environmental Impact Assessment (EIA) study must first be carried out and an EIA Certificate obtained.

TANSHEQ, an established and experienced Tanzanian consulting firm specializing in Environmental Management, has been awarded the contract to complete the Environmental Impact Assessment study for the Kanunga 1 Prospect. Field studies were undertaken at the end of 2012 and a draft report including a Scoping report, a baseline study and the EIA report, has been submitted to the National Environment Management Council (NEMC), which is the Government body responsible for issuing the EIA certificate by the Minister responsible for Environment. A site visit by a team of NEMC officials is expected to be undertaken during May 2013 and once this site visit has taken place, the final EIA report will be prepared by TANSHEQ and then the report will be submitted for approval by the Ministry of Environment.

In the meantime, the Company has embarked on an awareness campaign with the Ministry of Mines, Environment, Lands and Water affairs as well as with the local inhabitants of the area who would be affected by the planned mining activities. To date many meetings have been held with local District representatives together with the village council and village inhabitants; all are in favour of the planned project.

Concurrently, an application to acquire an additional 15 PMLs, adjoining and covering the area immediately to the south and north of the current PML boundary has been submitted. An application to amalgamate all 39 PMLs into one mining licence is part of the current process (Map 5).

Map 5: Plan showing the 24 PMLs plus 15 additional PMLs to be amalgamated into a single licence

Future work

The completion of the EIA report and awarding of the Mining Licence is of top priority. Only once this licence has been obtained, can the Company finalize its decision on whether to proceed with the current or a revised mine plan.

The prospective area to the east of the Kunanga 1 Prospect Exploration and referred to as the Kunanga School Anomaly requires follow-up investigation.

The anomalous stone layer as encountered from previous RAB drilling during 2009 as well as the soil anomaly over the school requires further investigation. A number of auger drill traverses are planned to test the strike towards the SW where a number of anomalous soil samples have been indicated (Map 6). Since this area was previously relinquished as part of the Government requirement to reduce the PL area by 50 percent,, an application to renew the area of “shed-off” is pending approval by the Ministry of Mines.

Map 6: Kanunga 1 East and School soil anomalies

Suguti (PL3966/2006)
No exploration work has been undertaken on the Suguti licence during the course of the year.

Future Exploration

Since the northern part of the Suguti Licence has been relinquished as part of the Government requirement to reduce the PL by 50 percent, the area of “shed-off” must first be re-instated prior to commencing any further exploration. Should the area be awarded to the Company, further exploration will be focused mainly at Targets 1 and 3 across the known soil anomalies (Map 7). Infill soil sampling, including Auger drilling over mbuga covered areas, has been undertaken along 200 meter N-S traverse lines on 10 meter sample intervals in order to define the present soil anomalies. To date 157 samples including 84 auger drill samples, have been collected and are pending submission to SGS laboratories Mwanza. Results will determine whether a trenching programme is warranted across the targets.

Additional auger drill sampling is planned to be undertaken on the 200 ppb gold anomaly as well as the strike extensions of Zones 1,2 and 3 of Target 1 where no sampling has yet been undertaken (Map 7).

Map 7: Current state of exploration on the Suguti Licence showing present coverage of Auger drill and soil sampling across 3 target areas.

Murangi(PL4511/2007)

The southern part of the Murangi Licence has been relinquished as part of the Government requirement to reduce the PL by 50 percent; the area of “shed-off” (Map 8). No exploration has been undertaken during the year.

Future Exploration

Should the licence be retained, exploration will be focused primarily on 5 ground magnetic targets (Map 8) in which the following work is to be undertaken:
       i. Mapping of the target areas on 1:2000 scale
      ii. Gradient IP survey across the entire license
     iii Auger drilling, with the Company’s recently purchased Auger Rig, across each of the Ground magnetic and IP Targets to soil sample beneath the “mbuga” cover.

Map 8: Target generation map of the northern part of the Murangi PL4511/2007 based on ground magnetic interpretation. The Block, outlined in purple and representing 50 percent of the original licence, has been relinquished.

Singida Gold Project

Company personnel first visited the Singida project area during March, 2009 and became aware of the high level of artisanal (small scale) gold mining that was being conducted along an estimated five (5) kilometer mineralized zone. Subsequently, on May 15, 2009, the Company signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of February 7, 2011, this director has entered into Mineral Properties Sales and Purchase agreements and addendums with various PML owners to acquire PMLs in the Singida area. As of March 31, 2013, the Company has 100% acquired 23 PMLs and 20 PMLs with net smelter production royalty payments. These PMLs have been 100 percent acquired by this director on behalf of the Company. As of March 31, 2013, under the terms of the mineral properties sales and purchase agreements we have completed option payments in the amount of $2,058,322. On February 8, 2013, we issued a notice of the final buyout payment of 20 PMLs to the Singida PMLs owners. The payment will be made in a form of a 2% Net Smelter Production royalty. The Company also agreed to increase the royalty by 1% to 3% if commercial production is delayed beyond March 2015.

We commenced a Phase 2 Reverse Circulation drilling program in March 2011, centered at the Sambaru 2, 3, 4 and 5 Prospects as well as exploring a number of exploration targets within the Singida-Londoni northwest trending shear zone at Sambaru 5 and between Sambaru 3 and Sambaru 4 in which 92 boreholes, totaling 9,023 meters have been drilled. All boreholes, collared along northeast trending drill fences, are inclined at -50 degrees to -65 degrees either to the northeast or to the southwest. Total meters drilled in both Phase 1 (August 2010) and Phase 2 drill programmes amounts to 15,536 meters (Map 9).

No exploration has been undertaken between March 2012 and 31st March 2013

Map 9: Plan of the Sambaru Prospects showing main gold intersections

Future exploration

An evaluation of the Reverse Circulation drill results for both Phase 1 and 2 programs undertaken during 2010 and 2011 has shown that gold mineralization at the Singida-Londoni project consists of narrow, medium to low grade and often discontinuous lenses. The shear structures hosting the gold-rich zones typically “pinch and swell” along strike, which in places, has resulted in larger pods of limited size as at Sambaru 3 and Sambaru 4 which indicates that the gold deposits have limited potential to be developed into a major ore resource contrary to the Company’s vision of discovering substantially larger and economically viable gold deposits in the short term. In this regard, the Company believes that the nature and extent of the mineralization revealed thus far may lend itself towards a small-scale commercial mining operation. The Company intends to explore the possibilities of undertaking a small scale mining operation on a number of PMLs once a scoping study has been completed.

Although the Company completed a Technical report in compliance with Canadian National Instrument 43-101 prior to the June 2010 revised code, it was not submitted. The report is to be prepared under the revised guidelines.

Buhemba Gold Projects

The Buhemba Gold projects comprise of the Kiabakari East (PL7142/2007) and the recently acquired Maji Moto (HQ-P23869) licenses.

Kiabakari East (PL7142/2011)

The Kiabakari East Project is located approximately 55 kilometers southeast of Musoma town, in the Mara Region. The PL, covering 14.94 square kilometers and lying within the central part of the Musoma-Mara Greenstone Belt, was granted to Lake Victoria Resources by the Ministry of Mines in April 2011.

The PL was previously investigated by Randgold Resources who excavated a number of N-S trenches across a small hill, rising some 50 meters above the landscape, comprised of Banded Iron Formation (BIF Hill) rocks in the central to southern part of the PL. They also undertook 3 N-S drill fences, totaling 24 reverse circulation drill holes, along strike to the east of the BIF hill. No information is currently available. Minor artisanal mining activities are present on the BIF hill. The eastern part of the license at the Kyarano Prospect was invaded by + 500 artisanal miners during 2011 who exposed a NNE-SSW trending gold bearing structure hosted by a quartz porphyry dyke within a metasedimentary rock sequence. Mining activities have subsequently been reduced due to ground water problems and underground cave-ins.

Exploration Strategy

The following exploration work has been completed across the Kiabakari East License:

  Landsat Imagery for the license area and surrounding environs.
  Detailed mapping
  Trenching (342.7 meters) including the re-opening of existing trenches as well as new trenches were mapped and sampled across BIF Hill. Notable results include but are not limited to 1.87g/t gold over 33.69 meters as shown in Table 5.
  Regional geological mapping
  In-house ground magnetic surveying along 200 meter spaced N-S traverse lines
  In-house Gradient IP Survey was undertaken along the same grid as used for the ground magnetic survey
  Regional rock sampling of specific localities on the PL
  Termite mound sampling
  Soil sampling – regional sampling on 200 meter x 50 meter centers utilizing the geophysics grid
  Schlumberger Survey- Schlumberger VES on N-S and E-W profiles were undertaken across BIF Hill and the artisanal workings at the Kyarano Prospect respectively (Table 6, Map 10).
  Four inclined diamond drill holes, amounting to 648.72 meters, were collared on the southern side of BIF Hill on 40 meter spaced N-S drill fences and drilled to the north at declinations of 50 and 55 degrees to test and define the geometry of the BIF hosted gold mineralization (Table 7). All boreholes intersected wide zones of anomalous gold mineralization including
  1.03 g/t gold over 37.50 meters and 0.58g/t Au over 43.35 meters, inclusive of higher grade intersections of 1.75 g/t gold over 6.13 meters and 2.05 g/t over 3.00 meters (Table 8)

Table 5: Summary of trench results

Trench ID	Interval (m)	Au g/t
KT003	11.90	1.31
KT004	33.69	1.87
Including	4.03	6.96
KT005	2.10	1.31
KT008	28.35	1.22
KT009	22.70	1.54
KT010a	6.00	1.09

Table 6: Schlumberger VES profiles across BIF Hill and the Kyarano Prospect

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
Uncompleted

*Significant IP anomalies

Inconsistent IP results were noted from the surveys undertaken across the Kyarano workings which failed to distinguish the pyritized quartz porphyry rock.

A distinct chargeability with low resistivity, situated some 100 meters north of the interpolated strike extensions of the mineralised BIF unit, was noted from a number of E-W Schlumberger profiles undertaken across BIF Hill (Table 6).

Map 10: Plan of BIF Hill and Kyarano Prospects showing position of Schlumberger profiles and diamond drill collars

Diamond drilling

A total of 4 inclined diamond drill holes, amounting to 648.72 meters, was collared on the southern side of BIF Hill on 40 meter spaced N-S drill fences and drilled to the north at declinations of 50 and 55 degrees to test and define the geometry of the BIF hosted gold mineralization, comprising of chert, siltstone and greywackes (Table 7).

Table 7: Diamond Drill Programme

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

Each borehole was drilled across the BIF package of rocks comprising of cyclic sequences of siltstone and banded cherts having an overall width of 80 meters, until the footwall pebble conglomerate unit was encountered on the northern side of the hill. The BIF unit dips steeply to the south. Occasional intraformational sedimentary slump breccias are stratigraphically present. The unit has been complexly folded. A possible NNE trending fault is present which appears to have displaced the eastern part of the ore shoot some 40 meters to the north as well as being responsible for down-throwing the BIF unit to the east (Map 11).

Map 11: Plan of BIF Hill showing results of trench and drill holes and interpolated position of NNE fault.

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

All the core was cut in half by a rock saw with the half core (or quarter core if over wider intervals of >1 meter) being sampled according to the intervals as per geologic log. Strict quality control has been maintained in which 5 percent of the sample batch, comprising 20 samples, contained a blank, a Commercial Standard and a duplicate. The samples batches were submitted to SGS Laboratory Mwanza for 50gm Fire assay.

Results

The limited drill programme of 648.72 meters intersected wide zones of anomalous gold mineralization throughout all four boreholes drilled including 1.03 g/t gold over 37.50 meters and 0.58g/t Au over 43.35 meters, inclusive of higher grade intersections of 1.75 g/t gold over 6.13 meters and 2.05 g/t over 3.00 meters. Mineralized intercepts are summarized in Table 8 below.

Table 8: Summary of Diamond drill intercepts

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

The gold mineralization, having been offset by the NNE fault, plunges steeply to the east. Anomalous gold mineralization of greater than 250 ppb gold was encountered over substantial widths in each of the boreholes with improved grades being intersected in the deeper hole (KED004) drilled to the east. Mineralization is open down dip and along strike both to the west and down plunge to the east (Map 12).

Map 12: Longitudinal Section across BIF Hill showing interpolated plunge of the gold-rich sulphide zone shown as a bar graph along the edge of the drill hole trace.

Kyarano Prospect

The Kyarano Prospect, located on the eastern side of the Kiabakari East Permit, is a recent artisanal site in which, at one time, up to +500 illegal miners have been active. Shafts, aligned along a NNE trend were sunk into a quartz porphyry/felsite “dyke” rock for a strike distance of some 400 meters. Mining activities decreased as flooding of the shafts occurred from 15-20 meters below ground. A number of the shafts were sampled and assayed for gold by 50 gm fire assay, results of which are shown in Table 9 and Map 10.

Table 9: Results of shaft sampling at the Kyarano Prospect

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

Diamond drilling

A short drilling programme was initially planned to test the NNE trending pyritic quartz felsite porphyry at the Kyarano Prospect located on the eastern side of the project area some1.5 kilometers east of BIF Hill. Two boreholes, collared 240 meters apart on E-W drill fences (Table 7) were to test the area 80 meters beneath the active artisanal workings in order to examine the hosting lithologies and alteration associated with this known gold mineralisation. However, due to budget constraints, the two diamond drill holes were not drilled.

NW Prospect

A number of old trenches were discovered in the northwestern corner of the licence immediately south of the granite – greenstone contact (Map 13).

Map 13: Aerial photograph of the trench excavations undertaken by Rand Gold in the NW part of the Kibakari East Licence (after Google Earth).

The area is underlain by BIF rocks comprising of chert and siltstone rocks. It is cut by a N-S trending quartz diorite dyke. Two areas of artisanal mining have exposed highly oxidized and leached sulphidic zones within the BIF rocks. A number of grab samples were collected and Fire assayed for gold by SGS Laboratories Mwanza (Table 10).

Table 10: Results of rock samples taken from artisanal workings in highly oxidized and leached BIF

Sample No	Easting	Northing	Au (g/t)	Comments
283694	596490	9800764	0.02	Silicified shear zone, intensely leached
283695	596490	9800764	0.03	As above
283696	596505	9800800	0.02	Silicified, intensely leached + Sulphur
283697	596506	9800802	0.01	Silicified BIF

Future exploration

Metallurgical test work is to be undertaken on the oxide rock material taken from artisanal working and trenches on surface as part of the scoping study to determine the viability of commencing and open pit/underground small scale mining operation at BIF Hill. In order to get a better understanding of the geology and gold mineralisation, the Company is considering developing a north trending adit form the southern side at the base of the hill at a later date.

Maji Moto Gold Project (HQ-P23869)

A recent acquisition to the North Mara group of licences is the Maji Moto licence that was awarded to the Company by the Ministry of Mines through application and tender in April 2012. The licence is situated in the North Mara Greenstone Belt (Eastern Musoma Goldfields) approximately 28 kilometers to the SW of African Barrick’s North Mara Gold Mine (Map 14).

Map 14: Location map of Maji Moto HQ-P23869

Note: HQ-O23869 is the Application number. The licence has yet to be allocated a PL number by the Ministry.

Artisanal workings:

Three artisanal sites are present in the northern part of the licence (Map 15):

1.

Located at Kitarahota Hill, some 2 kilometres east of Maji Moto village is actively being mined by a relatively small group of artisanal miners. The site, located on the lower slope of the Kitarahota Hill, consists mostly of surface workings.

2.	Nyamarubiti Hill, located in the north-eastern arm of the licence was an active artisanal site in 1980s and is only being worked sporadically by a handful of artisanal miners.
3.

Kebosi Hill, situated on the NW arm of the PL and east of the much larger Kitengara Hill. This site does not appear to be as extensively mined as site 2 and is currently not being mined by artisanal miners.

Map 15: Geology of HQ-P23869

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

Uyowa Gold Project

The Uyowa Gold project, located 120 kilometers northwest of Tabora town, previously consisted of seven (7) Prospecting Licenses (PLs) that initially covered a total area of 729.73 square kilometers in the west-central area of Tanzania. Due to increased Ministerial costs of annual renewals coupled with the Company’s objective to focus its exploration efforts on more potentially viable ground holding, the number of licenses has been reduced to 4 PLs amounting to 328.47 square kilometers (Table 1, Map 16).

Map 16: Current licence holdings of the Uyowa Project

Exploration

Exploration has been primarily focused in the northern license blocks PL 3425/2007 (since relinquished) and PL5153/2008 of Target 3. PL5153/2008 was previously investigated by Ashanti Gold in 2003, in which they undertook 999 meters of Reverse Circulation drilling. The area is now an active artisanal mining site. The following work has been undertaken on PL 5153/2007 (Map 17) since exploration commenced from March 2011 through to 31st March 2013.

PL 5153/2007

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
  Regolith mapping
  Detailed mapping
  Termite mound sampling
  Soil and termite mound sampling - on 200 meter x 50 meter grid totaling 2616 samples. All the anomalous gold values occur as single point values along the known E-W zone of gold mineralization. A single maximum value of 400 ppb gold occurs on the far eastern side of the trend (Map 18).
  Shaft sampling
  A total of 29 reverse circulation drill holes, amounting to 2,486 meters, was drilled to test the down-dip continuity of thickness and grade as well as exploring the strike extensions of the 4 main mineralized zones across the PMLs, was completed in September 2011 (Map 19). Notable results to date include: 17.6 g/t over 6 meters, 7.95 g/t Au over 9 meters, 4.1 g/t over 10 meters and 10.41 g/t over 3 meters inclusive of a number of significant 1 meter intervals of 103 g/t Au, 33 g/t Au and 24 g/t Au respectively.

  A total of 11 diamond drill holes, amounting to 1459 meters, aimed at defining and understanding the structural controls of the 4 gold veins across 300 meters of strike length within the central to western parts of the 1700 meter long E-W shear zone, was undertaken from March to May 2012 (Map 20). Gold mineralization was traced to a vertical depth of some 150 meters. Notable results include: 27.3 g/t Au over 0.40 meters, 16.3g/t over 0.35 meters, 3.05g/t Au over 4 meters and 2.21 g/t Au over 6 meters

Map 17: Grid layouts of exploration surveys undertaken across the artisanal workings and environs on PL 5153/2008

Map 18: Soil geochemistry map showing main anomalous gold trends

Map 19: Reverse Circulation borehole collar plan showing gold intercepts along the mineralised zone

Map 20: Distribution and location of shear hosted gold structures as defined by RC and by diamond drilling.

Diamond drilling

The 1459 meter diamond drill program, primarily aimed at defining and understanding the structural controls of the 4 gold veins across 300 meters of strike length within the central to western parts of the1700 meter long E-W shear zone, was undertaken from March to May 2012. The 11 hole program, planned on 40 meter spaced N-S sections, also tested the down-dip extensions of mineralization to a vertical depth of some 150 meters. A total of 1459 meters was drilled in 11 boreholes (Table 11, Map 21 ).

Table 11: Diamond drill programme

		Easting (Arc	Northing (Arc	Az	Dip	Length
BHID	Section	60)	60)	(o)	(o)	(m)	Elevation
UDD001	389960E	389960	9506197	180	-65	165.18	1108
UDD002	389920E	389920	9506182	180	-60	139.84	1108.4
UDD003	390000E	390000	9506206	180	-60	155.24	1109.3
UDD004*	390040E	390040	9506160	180	-65	79.98	1110.6
UDD005	390040E	390040	9506218	180	-60	140.52	1110.9
UDD008	390200E	390205	9506242	180	-65	134.88	1112.6
UDD009	390320E	390318	9506254	180	-65	114.96	1113.8
UDD010	389720E	389717	9506158	180	-60	132.98	1110
UDD011	390840E	390840	9506315	180	-64	116.78	1112
UDD06	390080E	390080	9506216	180	-60	145.83	1110.4
UDD07	390120E	390120	9506211	180	-65	130	1105.8
* "Twin" hole to URC014

Map 21: Diamond drill collar plan

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

All borehole samples across the mineralized zones were split, sampled and analysed using 50 gm Fire assay by SGS Laboratories Mwanza. Strict quality control was maintained throughout the sampling procedure with 5 percent of each of the sample batches having a blank, duplicate and commercial standard inserted as part of the sample stream.

Results

Notable results including 27.3 g/t Au over 0.40 meters, 16.3g/t over 0.35 meters, 3.05g/t Au over 4 meters and 2.21 g/t Au over 6 meters, are shown in Table 12.

Table 12: Summary of Diamond Drill intercepts

Hole No.	Total Depth (m)	Section	Azimuth (deg)	Decline (deg)	From (m)	To (m)	Interval (m)	Au g/t
UDD001	165.18	389960E	180	-65	104.00	108.00	4.00	3.05
UDD002	139.84	389920E	180	-60	96.00	102.00	6.00	2.21
including					98.50	98.80	0.30	11.4
UDD003	155.24	390000E	180	-60	47.65	48.45	0.80	1.61
and					104.00	107.00	3.00	1.44
UDD004	79.98	390040E	180	-65	45.00	48.00	3.00	5.6

including					46.60	47.00	0.40	27.3
UDD005	140.52	390040E	180	-60	115.00	116.30	1.30	2.01
and					119.30	119.70	0.40	1.75
UDD006	145.83	390080E	180	-60	90.35	96.00	5.65	0.9
UDD007	130	390120E	180	-65	81.00	85.00	4.00	2.67
and					98.00	105.80	7.80	1.27
including					100.50	101.00	0.50	6.97
UDD008	134.88	390200E	180	-65	79.90	80.20	0.30	1.48
UDD009	114.96	390320E	180	-65	91.50	91.85	0.35	16.3
UDD010	132.98	389720E	180	-60	95.85	96.30	0.45	1.1
UDD011	116.78	390840E	180	-64	6.40	7.90	1.50	1.07
and					100.30	100.90	0.60	1.36

Drilling successfully intersected the mineralized lenses as identified from the RC drill program of August 2011. Diamond drilling has further defined the geometry of the mineralized zones comprised of 2 gold lenses, situated approximately 25 meters apart, dipping moderately to the north at 65 degrees. The dip of the 2 lenses steepens to 75 degrees further along strike to the east (Map 20). The southern lens is the more dominant of the two gold structures in having both a higher gold grade and a more continuous strike length. Gold mineralization is hosted by pyrite within narrow ductile shear zones having a maximum intersected width of 7.8 meters.

The distribution of gold in Lens 2 suggests that there are 3, equally spaced gold “shoots” of approximately 80 meters broad plunging at 30 degrees to the west which are open at depth (Map 22). A left lateral fault on the western side of the main drilling target has offset the strike of the lenses by some 100 meters. Some of the highest grade gold intercepts, which have been reported from drilling, occur in the western shoot. The central and eastern ore shoots appear to have lower overall gold grades and narrower intercepts.

Map 22: Longitudinal section showing gold distribution plot along strike of mineralized zone.

Future exploration

Interpretation of the ground magnetic survey suggests the presence of a graben structure that coincides with the last of the artisanal workings on the western side of known mineralized zone. The area, unlike the artisanal site where laterite is often exposed on surface, is overlain by sand cover for some 500 meters to the west before lateritic soils are again present suggesting possible continuation of the mineralized trend further to the west. Landsat imagery clearly shows areas of laterite and lateritic soil over the area. Based on the recent soil geochemistry results, follow up specific soil sampling is planned across the interpolated trend of gold mineralization to both the west and east of the artisanal workings covering a total strike length of 3.5 kilometers as shown in Map 23.

Conventional soil sampling is planned across areas of lateritic soil cover. Initially a RAB program is recommended to test the intervening areas covered by black cotton soil (“mbuga’). However, prior to embarking on such a program, an orientation survey using enzyme geochemistry is recommended as a trial study over a portion of the area to be sampled. Should results be positive further sampling incorporating this geochemical method will continue to be used to outline the gold anomaly.

Follow-up investigation using possibly both methods of soil sampling will be undertaken across a number of ground magnetic targets (Map 24) in order to prioritize targets for later testing by RAB drilling.

Reverse Circulation infill drilling is recommended on 40 meter spaced N-S sections across the artisanal site in order to undertake a resource calculation. Furthermore, part of the program will also focus on testing the soil anomaly along strike.

Map 23: Soil sampling plan to trace the strike extensions of the mineralized gold structure across PL5152/2008.

Map 24: TMI map over the artisanal area and environs

Handeni Gold Project

The Handeni Project, initially comprised of three (3) Prospecting Licenses and covering a total area of 200.59 square kilometers (Table 13), is located approximately 240 kilometers by road north-west of Dar es Salaam and some 30 kilometers south of Handeni town within the Handeni District (Map 25). Subsequent exploration has resulted in both the Amani (PL7002/2011) and the Mkulima East (PL7148/2011) licenses being relinquished and the properties have been returned to their prospective owners. The Company has retained 100% of the mineral rights of the remaining PL4816/2007.

Table 13: Details of Handeni Region Prospecting Licenses

License ID	Area	Area (km2)
7002/2011	Amani	172.36
7148/2011	Mkulima East	12.00
4816/2007	Mkulima	16.23
Total		200.59

Map 25: Location map of the Handeni Project showing the PLs in red.

Exploration

No exploration was undertaken on the Handeni Project during the year. A brief summary of the status of proposed future exploration PL4816/2007 is given:

Future exploration

An infill soil sampling programme on 100 meter x 25 meter grid is recommended across the Mkulima Hill (188 samples) in order to better define the apparent gold anomalies prior to planning a trenching programme across the main anomalous zones (Map 26). Should a trenching programme be warranted, further soil sampling on 100 meter x 50 meter grid is proposed around the hill on 200 meter x 50 meter grid (623 samples) to increase the area of investigation and strike extend of the gold anomalies (Table 14 , Map 26).

Map 26: Soil sampling grids across Mukulima East outlining potential soil anomalies

Table 14: Planned soil grid across the Mkulima East Licence

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

Kahama Project

Kahama South (PL6437/2011)

The Kahama South Project area is situated approximately 35 kilometres south of the town of Kahama in the central part of Tanzania. It covers an area of 183.05 square kilometres within the Kahama Greenstone Belt.

Exploration

Regional exploration has been conducted across the licence, together with the adjoining licence (PL6341/2010) to the north that has since been relinquished (Map 27), and includes:

  Regional mapping
  Ground Magnetic survey

Map 27: Location and geology map of the Kahama South Project

The Ground Magnetic survey was undertaken along 400 meter-spaced north-south traverse lines and covered a total of 615 line kilometers (Map 28).

Map 28: Ground Magnetic survey coverage of the Kahama South Licence

Results

Interpretation of the Ground Magnetic survey is shown in Map 29. The eastern part of prospect comprises of a high magnetic north-south trending “horst block” comprising of biotite-rich granite. Similar north-south grabens are interpolated to be present on the western side of the licence. These major structures appear to have been later displaced by NW-SE as well as NE-SW faults that cut across the licence.

Reconnaissance mapping

The area is largely covered by black cotton soil (“mbuga” clay). Outcrop, when present consists entirely of granitoid rocks, partly magnetized, with minor pegmatite development in places (Map 30).

No recent or past artisanal mining activities were found within the prospect. However, a small area of artisanal mining is being carried on some 100 meters to 200 meters from the SW corner of the licence along a SE-SW trending ridge. The geology of the ridge, unlike that found over the licence, is dominated by surface laterite, BIF, metasediments and metavolcanic rocks. And is similar to the geology of Nyang’ombe hills located some 2 kilometres from the western boundary licence.

Map 29 Total Magentic Field map and structural interpretation of the Kahama South Licence

Map 30: Outcrop map of the Kahama South Licence

Kahama Shinyanga (PL3439/2005).

The Kahama Shinyanga project (PL 3539/2005) is located in central to northern Tanzania, is about 130 kilometers north from the Kahama South Project,110 kilometers northwest of the town of Shinyanga and 50 kilometers southeast from Bulyanhulu Mine. The licence area covers 48 square kilometers.

A brief period of exploration involving ground magnetic surveys and regional mapping was conducted before the licence was relinquished in June 2012.

Exploration

The area is typically flat lying area and is largely covered by "mbuga". A ground magnetic survey was undertaken along 200 meter-spaced N-S traverse lines concurrently with field mapping in which a total of 233 traverse line kilometers were surveyed (Map 31).

Map 31: Ground Magnetic survey coverage across the Kahama Shinyanga PL.

A prominent magnetic anomaly is present in the SW corner of the permit which was found to be the result of a unit of Banded Iron Formation striking NE across the licence. This has been cut by a NNW trending dyke. Similar north-trending dykes are shown in the western part of the licence (Map 32).

Map 32: Total Horizontal Gradient

The geology of the Kahama Shinyanga project is underlain by Archaean rocks of the Kahama Greenstone belt and comprise of granites, meta-volcanics and sedimentary rocks including BIF which crops out on Kalunde hill in the SE part of the licence. Laterites, partially cementing the BIF are present on the lower slopes of Kalunde Hill. No active artisanal mining is present on the licence although previous pitting has been noted in the BIF on Kalunde Hill. Active mining is being carried out approximately 200 meters south of the licence boundary at Mahiga and at Namba Tano (Map 33) in the western part of the area.

Map 33: Geology map of the Kahama Shinyanga Licence

Future exploration

With little to no artisanal gold mining being undertaken on the licence and the apparent lack of prominent shear zones cutting through the BIF, the prospectivity of the licence is considered low. When the licence expired and came up for renewal, it was decided to relinquish it and return it back to the Ministry of Mines in June 2012.

North Mara Gold Projects

The North Mara Gold Project, now comprising of 4 Prospecting licences and covering 274.83 square kilometers (Table 1 & Map 1), has been divided into 2 blocks, namely the Tarime-Utegi and the Kubiasi Kiserya project which includes the Kiagata Project. Six of the 10 licences previously held by the Company have been relinquished after reconnaissance exploration indicated poor potential to discover an economic resource within the near future. Minor, or lack thereof, of artisanal activity is evident on these licences.

No exploration activities were undertaken on any of the licences during the last fiscal year.

Tarime & Utegi

The remaining Tarime PL4882/2005, Utegi PL4873/2007 and Kiagata PL4225/2007 licences, from a previous 6 PLs are located on the western side of the North Mara Greenstone Belt. Since much of the area is overlain by “mbuga” soils, target generation was undertaken by detailed structural analysis of both Magnetic and IP data. The detailed aeromagnetic survey data, undertaken by the Finnish Geological Survey (2003), was purchased from the Government and processed. A number of magnetically interpreted structural targets have been delineated for field investigation. Both licences are considered of low priority.

Kiagata

The Kiagata project (PL4225/2007), located within the North Mara Greenstone belt, is situated in the Musoma District and is about 30 kilometers from Musoma Town, the main commercial hub in the area. The project is located immediately south of the Mara River and west of the Serengeti National Park. A reconnaissance survey involving mapping, termite mound sampling, and selected soil and rock sampling were carried out but results suggest that no gold mineralization is present on the property. The licence is underlain by barren granitic rocks. The licence is to be relinquished.

Future Exploration

Previous interpretation of the aero-magnetic data revealed a number of targets defined by deep-seated cross-cutting structures. However no artisanal workings, indicative of gold are present on the licence. Much of the area is overlain by “mbuga” clay. The potential to discover a gold resource in the immediate future is considered low. On account of austerity measures and the need to focus on a number of key projects within the Company’s portfolio, these licences are expected to be relinquished as soon as the rental term expires. No further work is to be undertaken on the licences.

Uranium Projects

The Company currently holds 6 Prospecting licences for Uranium, located in the SW part of Tanzania and covering 803 square kilometers (Table 2 & Map 2). Due to the economic downturn on Uranium exploration coupled with the Company’s intention to stream line its gold portfolio, these licences will be relinquished once their rental term expires.

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

Quarter Ending	High	Low
March 31, 2013	$0.08	$0.08
December 31, 2012	$0.04	$0.02
September 30, 2012	$0.08	$0.08
June 30, 2012	$0.08	$0.08
March 31, 2012	$0.20	$0.04
December 31, 2011	$0.16	$0.01
September 30, 2011	$0.30	$0.08
June 30, 2011	$0.37	$0.22

Our transfer agent is Pacific Stock Transfer Company, of 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119; telephone number: 702.361.3033; facsimile: 702.433.1979.

Holders of our Common Stock

As of July 01, 2013, there are 211 registered stockholders holding 114,554,067 shares of our issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

In April, 2012 we completed a first closing of a private placement of 14,285,000 shares at a price of $0.06 per share for gross proceeds of $857,100. We issued an aggregate of 2,000,000 shares to one subscriber who represented that it was not a US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction pursuant to Regulation S and/or Section 4(2) of the Securities Act of 1933 and an additional 12,285,000 shares to eight accredited investors, who represented that they were each a “US Person” as defined in Regulation S, pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933. Proceeds of the private placement are intended to be applied to the Company’s ongoing work program on its mining projects, continued exploration for new projects and general working capital.

In August, 2012, we completed a second closing of a private placement of 2,783,334 shares at a price of $0.06 per share for gross proceeds of $167,000. We issued an aggregate of 2,783,334 shares to three accredited investors, who represented that they were each a “US Person” as defined in Regulation S, pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933. Proceeds of the private placement are intended to be applied to the Company’s ongoing work program on its mining projects, continued exploration for new projects and general working capital.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2013.

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

Plan of Operation

As of March 31, 2013, we had working deficit of approximately $921,787. We plan to spend approximately $400,000 for our property acquisitions and $2,000,000 for development and production of small scale mining in Kinyambwiga project and exploration activities on other projects. We will need to raise additional funds to finance the activities on our projects. There is no assurance that such financing would be available at this time.

In September 2012, the Company offered a total of up to 120 royalty units to raise a gross amount of $3,000,000 for a small scale mining operation on the Kinyambwiga property. Each unit will entitle investors to receive ½ of 1 percent (1%) of the net proceeds of production from the small scale mining operation at Kinyambwiga. Up to 60% of the net proceeds of gold production are offered to investors. As of March 31, 2013 the Company received subscription payments of $925,000 for 37 units.

Our estimated expenses over the next twelve months are as follows:

Cash Requirements during the Next Twelve Months

Expense	($)
Property acquisition and holding costs	400,000
Mine development and production costs	2,000,000
Professional fee	100,000
General and administration fee	500,000
Total	3,000,000

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

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our audited financial statements for the financial years ended March 31, 2013 and 2012 which are included herein.

Our operating results for the years ended March 31, 2013 and 2012 are summarized as follows:

	Years Ended
	March 31,
	2013	2012
Revenue	$-	$-
Operating Expenses	2,861,304	3,043,395
Other Income (Expenses)	918,058	658,702
Net Loss	$1,943,246	$2,384,693

Revenue

We had no operating revenues for the fiscal years ended March 31, 2013 and 2012. We do not anticipate earning any revenue from our operations until such time as we have entered into commercial production at one or more of our mineral projects or we sell one or more of our mineral properties. We are currently in the exploration stage of our business and we can provide no assurance that we will discover a reserve on our properties or, if we do discover a reserve that we will be able to enter into commercial production.

Operating Costs and Expenses

The major components of our expenses for the years ended March 31, 2013 and 2012 are outlined in the table below:

	For the Year Ended
	March 31,
	2013	2012
	$	$
EXPENSES
Amortization and depreciation	40,391	36,210
Exploration costs	1,259,431	1,084,929
General and administrative	301,915	329,603
Impairment of mineral property acquisition costs	15,350	441,612
Management and director fees	36,000	32,000
Professional fees	281,152	275,130
Salaries	509,659	563,101
Stock-based compensation	362,336	213,825
Travel and accommodation	55,070	66,985
Total Operating Expenses	2,861,304	3,043,395

The decrease of $27,688 in our general and administrative expenses for the year ended March 31, 2013 as compared to the same period in fiscal 2012 was primarily due to a decrease in office rent, communication expenses, bank charges and filing fees all of which offset the increased insurance expenses and promotion and shareholdes relationship costs.

Exploration costs were increased by $174,502 to $1,259,431 during the current period mainly because the increase of the licenses holding cost after the new rate imposed by Tanzania governmentthe in last fiscal year. In addition, Company received reimbursement around $623,000 from jonint venture parterners in 2012 which reduced the exploration cost in 2012.

Professional fees for the twelve months ended March 31, 2013 increased to $281,152 compared to $275,130 for the same period of 2012. A main factor for this increase is a higher level of advice the Company required for geological consulting which offsets the decreased legal and accounting services during the last fiscal year.

In 2013, we paid $50,000 to acquire mineral property interests at the Uyowa Project in comparison to the property option payment of $998,362 for the Geita, Singida, Uyowa, Handeni and Buhemba projects in 2012. As of March 31, 2013, we assessed our mineral properties and recognized an impairment loss on acquisition costs of $15,350 compared to impairment loss of $441,612 recognized in 2012.

	2013	2012
Geita Project	–	6,150
Singida Project	–	350,512
Uyowa Project	50,000	40,000
Handeni Project	–	344,750
Buhemba Project	–	256,950
	$50,000	$998,362

Since November, 2009 we have used our wholly owned subsidiary Lake Victoria Resources (T) Limited to perform all exploration and contracting within Tanzania. Geo Can, a Tanzania corporation, was initially founded by three common directors of the Company to identify prospective mineral properties in Tanzania. Through time Geo Can had acquired a portfolio of prospective licenses. On May 4, 2009, Kilimanjaro completed a Property Purchase Agreement with Geo Can. Under the terms of the agreement Kilimanjaro acquired a 100 percent interest in the mineral property assets of Geo Can, which included 33 gold prospecting licenses and 13 uranium licenses. Prior to the closing of the Property Purchase Agreement between Geo Can and Kilimanjaro, Geo Can had entered into Option to Purchase Property agreements, regarding some of its resource properties, with Lake Victoria. As of the execution of the Property Purchase Agreement, on May 5, 2009, Geo Can no longer has any interest in those prior property agreements with Lake Victoria. As of the date of this annual report, Geo Can holds property titles in trust for Kilimanjaro as the sole Beneficiary, in accordance with the terms of the Statutory Declaration, Declaration of Trust and Release dated July 23, 2009. Geo Can will act on the direction of Kilimanjaro as the Beneficiary to transfer the title or interest to the Beneficiary or as otherwise directed by the Beneficiary.

Liquidity and Capital Resources

Working Capital
			Percentage
	As at	As at	Increase /
	March 31, 2013	March 31, 2012	(Decrease)
Current Assets	$259,371	$586,592	(81%)
Current Liabilities	$1,181,158	$219,879	(437%)
Working Capital (Deficiency)	$(921,787)	$366,713	(351%)

Cash Flows
			Percentage
	Year Ended	Year Ended	Increase /
	March 31, 2013	March 31, 2012	(Decrease)
Cash used by Operating Activities	$(553,670)	$(2,390,112)	(77%)
Cash provided (used) by Investing Activities	$(50,331)	$(106,485)	(53%)
Cash provided by Financing Activities	$288,320	$737,100	(61%)
Net Increase (Decrease) in Cash	$(315,681)	$(1,759,497)	(82%)

We had a cash balance of $207,724 and working deficit of 921,787 as of March 31, 2013 compared to cash of $523,405 and working capital of $366,713 as of March 31, 2012. We anticipate that we will incur approximately $3,000,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months.

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

In August, 2012, we completed a second closing of a private placement of 2,783,334 shares at a price of $0.06 per share for gross proceeds of $167,000. We issued an aggregate of 2,783,334 shares to three accredited investors, who represented that they were each a “US Person” as defined in Regulation S, pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended March 31, 2013 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2013, we had cash of $207,724 and we estimate that we will require approximately $500,000 for general and administration costs and professional fees, and $400,000 for property acquisition holding and exploration costs associated with our plan of operation over the next twelve months. We do not have sufficient funds for general and administration activities and we do not have sufficient funds for planned mineral property acquisition and exploration activities. Therefore we will be required to raise additional funds. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders.

The advancement of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We had a cash balance of $207,724 and working deficit of $921,787 as of March 31, 2013 compared to cash of $523,405 and working capital of $366,713 as of March 31, 2012 and we estimate that we will require approximately $3,000,000 for costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We intend to raise additional funds from another equity offering or loans. If we need additional funds and are unable to raise them, we will have to suspend or cease operations until we succeed in raising additional funds.

Outstanding shares and options

On December 7, 2010, our shareholders approved a resolution to amend the articles of incorporation to increase the number of authorized shares of our common stock from 100,000,000 shares to 250,000,000 shares. As of June 27, 2013, we have 114,554,067 shares of common stock outstanding, 9,520,000 stock options outstanding and 26,649,734 warrants outstanding.

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

Business Combinations

We follow the guidance in ASC 805, Business Combinations, and ASC 810, Consolidation. The non-controlling interest recognized at March 31, 2010 was previously the minority interest held by certain passive shareholders at the consolidated financial statement level of Kilimanjaro, and whose interests were eliminated for accounting purposes by the August 7, 2009 share exchange agreement. We, after August 7, 2009, have had no further non-controlling interests.

As of March 31, 2013, a cumulative loss of $8,719,455 had been attributed to the non-controlling interest of the Company’s controlled subsidiary.

Basic and Diluted Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of March 31, 2013, we had 36,169,734 potentially dilutive securities outstanding.

Cash and Cash Equivalents

We considers all highly liquid instruments with a maturity of three months or less at the time of issuance or may be redeemed without significant penalties to be cash equivalents.

As of March 31, 2013 and 2012, we have approximately $2,500 and $40,000, respectively, deposited at FDIC insured banks in the United States. FDIC deposit insurance covers the balance of each depositor’s account up to $250,000 per insured bank.

As of March 31, 2013 and 2012, we have approximately $180,000 and $365,000, respectively, deposited in banks in Canada. CDIC deposit insurance covers the balance of each depositor’s account up to $100,000 per insured bank. These deposits include $6,778 (CAD$6,900) and $34,594 (CAD$ 34,500), respectively, of guaranteed investment certificates bearing variable interest at prime rate less 2.05% which is restricted in use for corporation credit cards.

As of March 31, 2013, we have Tanzania shillings of 8,380,000 (approximately $5,000) and $25,000 deposited in Tanzania. The Deposit Insurance Board in Tanzania insures up to 1,500,000 Tanzanian Shillings (approximately $900 as of March 31, 2013) per customer per bank. Any amount beyond the basic insurance amount may expose us to loss.

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

When the Company has capitalized mineral property costs, these properties will be periodically assessed for impairment of value. Once a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method. The Company records its interests in mining properties and areas of geological interest at cost. The Company has capitalized mineral properties costs of $591,400 and $556,750 as at March 31, 2013 and 2012, respectively. The Company has recognized impairment charges of $15,350 and $441,612 for the years ended at March 31, 2013 and 2012, respectively, which were determined not be recoverable and therefore, were written down to their estimated fair values of $Nil.

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

Asset Retirement Obligations

We account for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations which requires we to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. We did not have any asset retirement obligations as of March 31, 2013 and 2012.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with ASC 740, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

To the extent that we incur transactions that are not denominated in our functional currency, they are undertaken in Canadian dollars and in Tanzanian Schillings. A portion of business transactions in Tanzania and mineral option purchase agreements are denominated in Tanzanian Schillings. We have not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Segment Information

At March 31, 2013, approximately $78,000 of property and equipment is located in Tanzania and $11,000 in Canada. Mineral properties totaling $591,400 (2012 - $556,750) are located in Tanzania. Although Tanzania is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As of March 31, 2013 and 2012, we have had no items that represent a comprehensive loss, and therefore have not included a schedule of comprehensive loss in the consolidated financial statements.

Income Taxes

We account for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Stock-Based Compensation

We record stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by our stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Recent Accounting Pronouncements

Fair Value Accounting

In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The Company’s April 1, 2012 adoption of the updated guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Comprehensive Income

In June 2011, the ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update required certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. The Company adopted the new guidance and its deferral and opted to present the total of comprehensive income in a single continuous statement of comprehensive income for its fiscal year beginning April 1 2011. The early adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Reporting of Amounts reclassified out of Accumulated Other Comprehensive Income

In February 2013, ASC guidance was issued related to items reclassified from Accumulated Other Comprehensive Income. The new standard requires either in a single note or parenthetically on the face of the financial statements:(i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and (ii) the income statement line items affected by the reclassification. The update is effective for the Company’s fiscal year beginning April 1, 2013 with early adoption permitted. The Company does not expect the updated guidance to have a significant impact on the consolidated financial position, results of operations or cash flows.

Disclosures about Offsetting Assets and Liabilities

In November 2011, ASC guidance was issued related to disclosures about offsetting assets and liabilities. The new standard requires disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The update is effective for the Company’s fiscal year beginning April 1, 2013, and interim periods within those annual periods. Retrospective application is required.

In January 2013, ASC guidance was issued to clarify that the disclosure requirements are limited to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (i) offset in the financial statements or (ii) subject to an enforceable master netting arrangement or similar agreement. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

ITEM 7A.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)

March 31, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Lake Victoria Mining Company, Inc. (An Exploration Stage Company) as of March 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, cash flows and stockholders’ equity for the years then ended, and for the period from December 11, 2006 (Date of Inception) to March 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements as of March 31, 2010, and for the period from December 11, 2006 (Date of Inception) to March 31, 2010, were audited by another firm of independent accountants, which expressed an unqualified audit opinion on those financial statements in its report dated July 13, 2010. Our opinion on the consolidated statements of comprehensive loss, cash flows and stockholders’ equity for the period from December 11, 2006 (Date of Inception) to March 31, 2013, insofar as it relates to the amounts for prior periods through March 31, 2010, is based on the reports of the other auditors. The predecessor auditor has not reissued its reports because the firm has ceased its operations.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Victoria Mining Company, Inc. (An Exploration Stage Company) as of March 31, 2013 and 2012, and the results of its operations, cash flows and stockholders’ equity for the years then ended and accumulated for the period from December 11, 2006 (Date of Inception) to March 31, 2013 in conformity with accounting principles generally accepted in the United States.

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

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS
Vancouver, Canada
June 27, 2013

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31,	March 31,
	2013	2012
	$	$
ASSETS

Current Assets

Cash and cash equivalents	207,724	523,405
Prepaid expenses and other (Note 3(b))	51,647	63,187

Total Current Assets	259,371	586,592

Property and Equipment (Note 4)	89,188	129,248
Mineral Properties (Note 7)	591,400	556,750

Total Assets	939,959	1,272,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	623,190	168,655
Accounts payable to related party (Note 3(a))	144,374	500
Accrued expenses	308,554	47,094
Other payables (Note 5)	103,720	3,630
Note payable (Note 6)	1,320	–

Total Liabilities	1,181,158	219,879

Nature of Operations and Going Concern (Note 1)
Commitments (Notes 7 and 12)
Subsequent Event (Note 13)

Stockholders’ Equity (Deficit)

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; No shares issued and outstanding (Note 8)	–	–

Common Stock, 250,000,000 shares authorized, $0.00001 par value; 114,554,067 shares issued and outstanding (2012 - 97,485,733) (Note 8)	1,146	975

Additional Paid-in Capital	17,528,554	16,142,289

Common Stock and Warrants Issuable	–	737,100

Deficit Accumulated During the Exploration Stage	(17,770,899)	(15,827,653)

Total Stockholders’ Equity (Deficit)	(241,199)	1,052,711

Total Liabilities and Stockholders’ Equity (Deficit)	939,959	1,272,590

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Loss
(Expressed in US dollars)

			Accumulated From
	For the	For the	December 11, 2006
	Year Ended	Year Ended	(Date of Inception) to
	March 31,	March 31,	March 31,
	2013	2012	2013
	$	$	$

Revenue	–	–	–

Expenses
Depreciation	40,391	36,210	114,703
Exploration costs (Notes 7)	1,259,431	1,084,929	5,357,272
General and administrative	301,915	329,603	2,588,817
Impairment of mineral property acquisition costs (Note 7)	15,350	441,612	11,600,053
Management and director fees (Note 3 (c))	36,000	32,000	592,017
Professional and consulting fees	281,152	275,130	3,851,901
Salaries (Note 3 (c))	509,659	563,101	1,216,442
Stock-based compensation (Note 9)	362,336	213,825	2,170,150
Travel and accommodation	55,070	66,985	454,686

Total Operating Expenses	2,861,304	3,043,395	27,946,041

Operating Loss	(2,861,304)	(3,043,395)	(27,946,041)

Other Income (Expenses)
Loss on sales of investments	–	(757,489)	(752,489)
Foreign exchange loss	(5,995)	(73,669)	(165,427)
Interest income	305	2,437	11,329
Interest expense	(1,252)	–	(2,297)
Loss on debt settlement	–	–	(63,752)
Other income	–	–	15,900
Proceeds from sale of royalty interests (Note 7 (c))	925,000	–	925,000
Income from options granted on mineral properties	–	1,487,423	1,487,423

Total Other Income (Expenses)	918,058	658,702	1,455,687

Net Loss and Comprehensive Loss	(1,943,246)	(2,384,693)	(26,490,354)
Net Loss and Comprehensive Loss Attributable to Non-
Controlling Interest	–	–	8,719,455
Net Loss and Comprehensive Loss Attributable to the Company	(1,943,246)	(2,384,693)	(17,770,899)

Net Loss Per Share – Basic and Diluted	(0.02)	(0.02)

Weighted Average Shares Outstanding	112,844,035	97,233,696

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	For the	For the	Accumulated From
	Year Ended	Year Ended	December 11, 2006
	March 31,	March 31,	(Date of Inception)
	2013	2012	to March 31, 2013
	$	$	$
Operating Activities
Net Loss	(1,943,246)	(2,384,693)	(17,770,899)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	40,391	36,210	114,703
Directors' compensation share payments	–	–	35,000
Impairment of mineral property acquisition cost	15,350	441,612	11,600,053
Loss on debt settlement	–	–	63,752
Loss on sales of investments	–	757,489	752,489
Loss in subsidiary attributed to non-controlling interest	–	–	(8,719,455)
Restructuring charges	–	–	(110,019)
Share payment for consulting services	–	48,900	2,746,501
Share payments received for options granted on mineral properties	–	(990,000)	(990,000)
Cash received from options granted on mineral properties	–	(497,423)	(497,423)
Stock-based compensation	362,336	213,825	2,170,150
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses and other	9,117	(30,502)	(4,559)
Decrease (Increase) in amounts receivable	2,423	256,968	(47,088)
Increase (Decrease) in amounts due to/from related parties	143,874	(125,230)	144,374
Increase (Decrease) in accounts payable	454,535	(44,066)	623,190
Increase (Decrease) in accrued expenses	261,460	(72,446)	308,554
Increase (Decrease) in other payables	100,090	(756)	103,720
Net Cash Provided By (Used In) Operating Activities	(553,670)	(2,390,112)	(9,476,957)
Investing Activities
Acquisition of property, plant and equipment	(331)	(62,157)	(203,891)
Cash payment for acquisition of mineral properties	(50,000)	(774,262)	(4,287,053)
Cash received from options granted on mineral properties	–	497,423	497,423
Proceeds of subsidiary stock issuances	–	–	1,600,300
Purchase of investment	–	–	(5,000)
Proceeds from sale of investments	–	232,511	242,511
Net Cash Used In Investing Activities	(50,331)	(106,485)	(2,155,710)
Financing Activities
Proceeds from note payable	13,725	–	26,475
Repayment of note payable	(12,405)	–	(25,155)
Proceeds from issuance of stock, net	287,000	737,100	11,853,071
Payment for cancellation of stock	–	–	(14,000)
Net Cash Provided By Financing Activities	288,320	737,100	11,840,391
Net (Decrease) Increase In Cash and Cash Equivalents	(315,681)	(1,759,497)	207,724
Cash and Cash Equivalents at Beginning of Year	523,405	2,282,902	–
Cash and Cash Equivalents at End of Year	207,724	523,405	207,724

Supplemental Cash Flow Information (Note 11)

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
(Expressed in US dollars)

						Deficit
						Accumulated	Total
					Common	During	Stockholders'	Non-
	Common Stock		Additional	Subscription	Stock	Exploration	Equity	Controlling
	Shares	Amount	Paid-in Capital	Receivable	Issuable	Stage	(Deficit)	Interest
		$	$	$	$	$	$	$
Balance, at December 11, 2006	–	–	–	–	–	–	–	–

Common stock issued in December for cash at $0.001 per share	14,730,000	147	12,128	(9,775)	–	–	2,500	–

Common stock issued in February for consulting service provided at $0.10 per share	2,370,000	24	197,476	–	–	–	197,500	–

Subsidiary equity interest purchased in March by non-controlling interests	–	–	–	–	–	–	–	10

Net loss for period	–	–	–	–	–	(294,102)	(294,102)	(7,441)

Balance, at March 31, 2007	17,100,000	171	209,604	(9,775)	–	(294,102)	(94,102)	(7,431)

Common stock issued in April for cash at $0.10 per share	5,172,000	52	430,948	(3,500)	–	–	427,500	–

Common stock issued in October for cash at $0.75 per share	2,201,923	22	1,375,748	–	–	–	1,375,770	–

Common stock issued in November for cash at $0.75 per share	48,000	–	30,000	–	–	–	30,000	–

As of October, Subsidiary equity interest purchased by non- controlling interests	–	–	–	–	–	–	–	100,300

Miscellaneous adjustments to Equity	–	–	–	(5)	–	–	(5)	–

Common stock issued in February for cash at $0.75 per share	60,720	1	37,949	–	–	–	37,950	–

Net loss for year	–	–	–	–	–	(619,622)	(619,622)	(8,705)

Balance, March 31, 2008	24,582,643	246	2,084,249	(13,280)	–	(913,724)	1,157,491	84,164

Common stock issued in April for cash at $0.75 per share	208,000	2	129,998	–	–	–	130,000	–

Common stock issued in December for cash at $0.50 per share	1,765,765	18	735,667	–	–	–	735,684	–

As of May, Subsidiary equity interest purchased by non-controlling interests	–	–	–	–	–	–	–	250,000

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
(Expressed in US dollars)

						Deficit
						Accumulated	Total
					Common	During	Stockholders'	Non-
	Common Stock		Additional	Subscription	Stock	Exploration	Equity	Controlling
	Shares	Amount	Paid-in Capital	Receivable	Issuable	Stage	(Deficit)	Interest
		$	$	$	$	$	$	$
As of November, Subsidiary equity interest purchased by non- controlling interests	–	–	–	–	–	–	–	250,000

As of November, Subsidiary equity interest purchased by non- controlling interests	–	–	–	–	–	–	–	1,000,000

Subsidiary equity interest issued in December for mineral properties acquisition	–	–	–	–	–	–	–	2,350,300

Common stock cancelled for refund at $0.50 per share	(33,600)	–	(14,000)	–	–	–	(14,000)	–

Subsidiary equity interest issued in January for mineral properties acquisition	–	–	–	–	–	–	–	1,690,000

Subsidiary equity interest issued in January for mineral properties acquisition	–	–	–	–	–	–	–	1,840,000

Net loss for year	–	–	–	–	–	(1,401,282)	(1,401,282)	(6,776,084)

Balance, March 31, 2009	26,522,808	266	2,935,914	(13,280)	–	(2,315,006)	607,894	688,380

Subsidiary equity interest issued in April for directors compensation	–	–	–	–	–	–	–	35,000

Common stock issued in May for mineral properties acquisition	6,211,500	62	2,588,063	–	–	–	2,588,125	–

Common stock issued in June for cash at $0.25 per share	1,747,200	17	363,983	–	–	–	364,000	–

Common stock issued in June for consulting service provided	186,000	2	38,748	–	–	–	38,750	–

Common stock issued in June for consulting service provided	1,186,200	12	322,113	–	–	–	322,125	–

Common stock issued in June for consulting service provided	1,620,720	16	337,634	–	–	–	337,650	–

Common stock issued in June for consulting service provided	179,122	2	59,705	–	–	–	59,706	–

Subsidiary equity interest issued in June for mineral properties acquisition	–	–	–	–	–	–	–	1,800,000

As of August, loss attributable to non-controlling interest	–	–	–	–	–	–	–	(1,927,226)

As of August, Reverse acquisition restructuring of the non-controlling interest and investment held by parent company	18,198,000	182	(2,102,180)	5	–	–	(2,101,993)	(596,154)

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
(Expressed in US dollars)

						Deficit
						Accumulated	Total
					Common	During	Stockholders'	Non-
	Common Stock		Additional	Subscription	Stock	Exploration	Equity	Controlling
	Shares	Amount	Paid-in Capital	Receivable	Issuable	Stage	(Deficit)	Interest
		$	$	$	$	$	$	$
Common stock attached with warrants issued in September for cash at $0.60 per share	200,000	2	119,998	–	–	–	120,000	–

Common stock issued in November for consulting service provided	255,000	3	152,997	–	–	–	153,000	–

Common stock issued in November for consulting service provided	201,250	2	120,748	–	–	–	120,750	–

Common stock issued in November for consulting service provided	1,450,000	15	1,217,986	–	–	–	1,218,000	–

Common stock issued in December for consulting service provided	68,775	1	42,639	–	–	–	42,640	–

Common stock attached with warrants issued	2,501,001	25	1,454,679	–	–	–	1,454,704	–

Received subscription payment	–	–	–	13,275	–	–	13,275	–

Common stock attached with warrants issuable for private placement at $0.20 per share	7,343,650	73	1,457,157	(20,000)	–	–	1,437,230	–

Net loss for year	–	–	–	–	–	(6,107,243)	(6,107,243)	–

Balance, at March 31, 2010	67,871,225	679	9,110,183	(20,000)	–	(8,422,249)	668,613	–

Common stock attached with warrants issued in May for cash at $0.20 per share	3,129,350	31	625,839	–	–	–	625,870	–

Common stock issued in April to settle debt	153,525	2	58,338	–	–	–	58,340	–

Common stock issued in April to settle debt	85,000	1	34,849	–	–	–	34,850	–

Common stock attached with warrants issued in May for cash at $0.20 per share	–	–	–	20,000	–	–	20,000	–

Common stock attached with warrants issued in August for cash at $0.225 per share, net of cost of $23,416	4,790,700	48	1,054,442	–	–	–	1,054,490	–

Common stock issued in October to settle debt	217,100	2	102,036	–	–	–	102,038	–

Stock options granted to directors and officers and consultant			1,593,989	–	–	–	1,593,989	–

Common stock issued in November for consulting services	100,000	1	40,999	–	–	–	41,000	–

Common stock issuable in February to settle debt	–	–	–	–	35,000	–	35,000	–

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
(Expressed in US dollars)

						Deficit
						Accumulated	Total
					Common	During	Stockholders'	Non-
	Common Stock		Additional	Subscription	Stock	Exploration	Equity	Controlling
	Shares	Amount	Paid-in Capital	Receivable	Issuable	Stage	(Deficit)	Interest
		$	$	$	$	$	$	$
Common stock attached with warrants issued in March for cash at $0.15 per share	20,000,000	200	2,999,800	–	–	–	3,000,000	–

Net loss for year	–	–	–	–	–	(5,020,711)	(5,020,711)	–

Balance, at March 31, 2011	96,346,900	964	15,620,475	–	35,000	(13,442,960)	2,213,479	–

Common stock issued in February to settle debt	145,833	1	34,999	–	(35,000)	–	–	–

Common stock issued in July to settle debt	163,000	2	48,898	–	–	–	48,900	–

Common stock issued in July for mineral property acquisition	830,000	8	224,092	–	–	–	224,100	–

Stock option re-pricing and issued in November	–	–	213,825	–	–	–	213,825	–

Common stock and warrants issuable	–	–	–	–	737,100	–	737,100	–

Net loss for year	–	–	–	–	–	(2,384,693)	(2,384,693)	–

Balance, at March 31, 2012	97,485,733	975	16,142,289	–	737,100	(15,827,653)	1,052,711	–

Common stock attached with warrants issued in April for cash at $0.06 per share	14,285,000	143	856,957	–	(737,100)	–	120,000	–

Stock options granted to directors and officers and consultant	–	–	362,336	–	–	–	362,336	–

Common stock attached with warrants issued in August for cash at $0.06 per share	2,783,334	28	166,972	–	–	–	167,000	–

Net loss for year	–	–	–	–	–	(1,943,246)	(1,943,246)	–

Balance, at March 31, 2013	114,554,067	1,146	17,528,554	–	–	(17,770,899)	(241,199)	–

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
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

The Company’s principal business activity is the acquisition and exploration mineral properties. The Company is primarily conducting exploration activities on gold properties located in Tanzania. The Company is planning to run a small-scale gold mine on mineral properties under the Company’s primary mining licenses.

As of March 31, 2013, none of the Company’s mineral property interests had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As shown in the accompanying financial statements, the Company has a working capital deficit of $921,787 and an accumulated deficit of $17,770,899 incurred through March 31, 2013. The Company also has no revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to continue the exploration for gold and uranium. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

The Company follows the guidance in ASC 805, Business Combinations, and ASC 810, Consolidation. The net loss attributable to non-controlling interest recognized during the period from December 11, 2006 (date of inception) to March 31, 2013 was previously the minority interest held by certain passive shareholders at the consolidated financial statement level of Kilimanjaro, and whose interests were eliminated for accounting purposes by the August 7, 2009 share exchange agreement. The Company, after August 7, 2009, had no further non-controlling interests. As of March 31, 2013, a cumulative loss of $8,719,455 had been attributed to the non-controlling interest of the Company’s subsidiary.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of March 31, 2013, the Company had 36,169,734 potentially dilutive securities outstanding.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance or may be redeemed without significant penalties to be cash equivalents.

As of March 31, 2013 and 2012, the Company has approximately $2,500 and $40,000, respectively, deposited at FDIC insured banks in the United States. FDIC deposit insurance covers the balance of each depositor’s account up to $250,000 per insured bank.

As of March 31, 2013 and 2012, the Company has approximately $180,000 and $365,000, respectively, deposited in banks in Canada. CDIC deposit insurance covers the balance of each depositor’s account up to $100,000 per insured bank. These deposits include $6,778 (CAD$6,900) and $34,594 (CAD$ 34,500), respectively, of guaranteed investment certificates bearing variable interest at prime rate less 2.05% which is restricted in use for corporation credit cards.

As of March 31, 2013, the Company has Tanzania shillings of 8,380,000 (approximately $5,000) and $25,000 deposited in Tanzania. The Deposit Insurance Board in Tanzania insures up to 1,500,000 Tanzanian Shillings (approximately $900 as of March 31, 2013) per customer per bank. Any amount beyond the basic insurance amount may expose the Company to loss.

	f)	Property and Equipment

Property and equipment consists of mining tools and equipment, furniture and equipment and computers and software which are depreciated on a straight-line basis over their expected lives of five years.

	g)	Mineral Property Costs

Under US GAAP mineral property acquisition costs are ordinarily capitalized when incurred using ASC 805- 20-55-37, whether Mineral Rights are Tangible or Intangible Assets. The carrying costs are assessed for impairment under ASC 360-10-35-21, Accounting for Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying costs may not be recoverable. The Company expenses as incurred all property maintenance and exploration costs.

The Company also evaluates the carrying value of acquired mineral property rights in accordance with ASC 930-360-35-1, Mining Assets: Impairment and Business Combinations, using the Value Beyond Proven and Probable (VBPP) method. The fair value of a mining asset generally includes both VBPP and an estimate of the future market price of the minerals.

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
March 31, 2013
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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of March 31, 2013.

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

The Company’s financial instruments consist principally of cash and cash equivalents, accounts payable, accounts payable to related party, other payables and notes payable.

Pursuant to ASC 825, the fair value of cash and cash equivalents are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of accounts payable, accounts payable to related party, other payables and notes payable approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	j)	Financial Instruments (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of March 31, 2013 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2013
	$	$	$	$
Assets:
Cash and cash equivalents	207,724	–	–	207,724

k)	Foreign Currency Translation

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

At March 31, 2013, approximately $78,000 of property and equipment (2012 - $112,091) is located in Tanzania and $11,000 (2012 - $17,157) in Canada. Mineral properties totaling $591,400 (2012 - $556,750) are located in Tanzania. Although Tanzania is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

m)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of other comprehensive loss and its components in the consolidated financial statements. As at March 31, 2013 and 2012, the Company had no items that represent other comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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
March 31, 2013
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

	p)	Recently Adopted Accounting Pronouncements

	i)	Fair Value Accounting

In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The Company’s April 1, 2012 adoption of the updated guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

	ii)	Comprehensive Income

In June 2011, the ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update required certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. The Company adopted the new guidance and its deferral and opted to present the total of comprehensive income in a single continuous statement of comprehensive income for its fiscal year beginning April 1 2011. The early adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

	q)	Recently Issued Accounting Pronouncements

	i)	Reporting of Amounts reclassified out of Accumulated Other Comprehensive Income

In February 2013, ASC guidance was issued related to items reclassified from Accumulated Other Comprehensive Income. The new standard requires either in a single note or parenthetically on the face of the financial statements:(i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and (ii) the income statement line items affected by the reclassification. The update is effective for the Company’s fiscal year beginning April 1, 2013 with early adoption permitted. The Company does not expect the updated guidance to have a significant impact on the consolidated financial position, results of operations or cash flows.

	ii)	Disclosures about Offsetting Assets and Liabilities

In November 2011, ASC guidance was issued related to disclosures about offsetting assets and liabilities. The new standard requires disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The update is effective for the Company’s fiscal year beginning April 1, 2013, and interim periods within those annual periods. Retrospective application is required.

In January 2013, ASC guidance was issued to clarify that the disclosure requirements are limited to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (i) offset in the financial statements or (ii) subject to an enforceable master netting arrangement or similar agreement. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(Expressed in US dollars)

3.	Related Party Transactions and Balances

a)

As at March 31, 2013, the Company owed $144,374 (March 31, 2012 - $Nil) to five directors and officers of the Company. During the year ended March 31, 2013, the Company incurred $36,000 (2012 - $32,000) of directors fees and $72,080 (2012 - $73,459) of salary to a director, $42,000 (2012 - $42,000) of geologist consulting fees to a director, $384,256 (2012 - $311,745) of salaries to three directors and officers.

	b)	As at March 31, 2013, the Company held $41,966 in trust with a company sharing a common director, which has been included in prepaid expenses and other (2012 - $27,750).

c)

At March 31, 2013, the Company owed $Nil (2012 - $500) of accounting fees to an individual related to an officer of the Company which has been included in accounts payable. During the year ended March 31, 2013, the Company incurred $2,000 (2012 - $6,000) of accounting fees to the individual.

4.	Property and Equipment

Property and equipment consists of the following:

	As at March 31, 2013			As at March 31, 2012
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$
Mining tools and equipment	143,271	79,508	63,763	143,272	50,853	92,419
Vehicle	12,800	4,693	8,107	12,800	2,133	10,667
Furniture and equipment	12,127	6,194	5,933	12,127	3,769	8,358
Computer and software	35,693	24,308	11,385	35,361	17,557	17,804
	203,891	114,703	89,188	203,560	74,312	129,248

5.	Other Payables

As of March 31, 2013 and 2012, the Company withheld tax deductions of $103,720 and $3,111, respectively, to conform to local tax law.

6.	Note Payable

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(Expressed in US dollars)

7.	Mineral Property Acquisition and Exploration Costs (continued)

The following is a continuity of mineral property acquisition costs incurred during the years ended March 31, 2013 and 2012:

	Geita	Singida	Uyowa	Handeni	Buhemba
	Project	Project	Project	Project	Project	Total
	$	$	$	$	$	$

March 31, 2011	-	-	-	-	-	-
Cash consideration	6,150	350,512	40,000	228,650	148,950	774,262
Shares issued	-	-	-	116,100	108,000	224,100
Impairment	-	(350,512)	-	(91,100)	-	(441,612)
March 31, 2012	6,150	-	40,000	253,650	256,950	556,750
Cash consideration	-	-	50,000	-	-	50,000
Impairment	(6,150)	-	-	(2,400)	(6,800)	(15,350)
March 31, 2013	-	-	90,000	251,250	250,150	591,400

The following is a continuity of mineral property exploration costs incurred and expensed during the years ended March 31, 2013 and 2012:

	Kalemela	Geita	Kinyambwiga	Suguti	Singida	Uyowa	North Mara	Handeni	Buhemba	Other Projects	Total
	$	$	$	$	$	$	$	$	$	$	$
Balance, March 31, 2011	640,404	415,789	494,861	51,640	1,319,884	36,287	31,744	-	-	22,303	3,012,912

Exploration Expenditures:
Camp, Field Supplies and Travel	-	5	20,109	15,324	34,632	51,730	4,698	19,335	18,772	6,296	170,901
Geological Consulting and Wages	-	-	-	-	364,159	258,674	-	-	2,694	-	625,527
Geophysical and Geochemical	288	2,045	58,304	19,939	123,502	199,670	29,792	69,138	55,707	23,926	582,311
Parts and Equipment	-	-	4,196	11,605	56,853	55,188	5,393	28,292	13,679	-	175,206
Project Administration Fee	-	-	6,027	2,747	1,802	17,238	133	2,393	1,191	146	31,677
Vehicle and Fuel expenses	-	-	14,475	16,482	15,119	32,600	6,181	17,715	13,798	6,227	122,597
Expense Reimbursements	-	-	-	-	(623,290)	-	-	-		-	(623,290)
	288	2,050	103,111	66,097	(27,223)	615,100	46,197	136,873	105,841	36,595	1,084,929

Balance, March 31, 2012	640,692	417,839	597,972	117,737	1,292,661	651,387	77,941	136,873	105,841	58,898	4,097,841

Exploration Expenditures:
Camp, Field Supplies and Travel	-	-	11,969	2,314	8,177	14,025	-	-	14,015	-	50,500
Drilling Cost	-	-	-	-	-	441,819	-	-	50,484	-	492,303
Geological Consulting and Wages	-	-	145,832	6,996	15,344	99,251	-	-	30,080	721	298,224
Geophysical and Geochemical	-	-	5,723	291	-	13,007	-	-	9,999	1,684	30,704
Parts and Equipment	-	-	1,779	74	998	2,105	-	-	599	-	5,555
Study and Report	-	-	48,575	-	-	-	-	-	-	-	48,575
Vehicle and Fuel expenses	-	-	6,384	3,096	1,674	11,585	-	-	12,056	-	34,795
License Payments	-	-	-	-	-	-	-	-	-	298,775	298,775

	-	-	220,262	12,771	26,193	581,792	-	-	117,233	301,180	1,259,431
	-
Balance, March 31, 2013	640,692	417,839	818,234	130,508	1,318,854	1,233,179	77,941	136,873	223,074	360,078	5,357,272

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(Expressed in US dollars)

7.	Mineral Property Acquisition and Exploration Costs (continued)

	a)	Kalemela Gold Project

The Kalemela Gold Project is located within the Southeastern Lake Victoria Goldfields in Northern Tanzania in Magu District, Mwanza Region.

As a part of the Geo Can Agreement, the Company acquired three prospecting licenses in the Kalemela Gold Project. As of March 31, 2013, all licenses had expired.

	b)	Geita Project

The Geita Gold Project is located in Northern Tanzania within the Lake Victoria Goldfields in the Geita District, Mwanza Region.

As a part of the Geo Can Agreement, the Company acquired prospecting license PL2806 which was divided into two prospecting licenses. The two licenses expired.

On March 2, 2012, the Company was granted one license on Geita project for a total consideration of $12,300, of which $6,150 was paid on March 2, 2012 and $6,150 was due on July 30, 2012. The Company returned the license and the related capitalized acquisition costs of $6,150 were determined to be impaired as at March 31, 2013.

	c)	Musoma Bunda - Kinyambwiga Project:

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

On August 3, 2012, the Company announced that it intends to offer up to 120 units of royalty at $25,000 per unit to raise up to $3,000,000 from participants by selling up to 60% of the net proceeds of gold production of the Company’s Kinyambwiga gold project through royalty purchase agreements. Each unit will entitle the holder to receive ½ of 1 percent (1/2%) of the net proceeds of production from small scale mining operations up to 60% of the net proceeds of gold production. As of March 31, 2013, the Company has received subscription payments totaling $925,000 for 37 units which is recognized in other income.

	d)	Singida Project

On May 15, 2009, the Company signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of February 7, 2011, this director has entered into Mineral Properties Sales and Purchase agreements and addendums with various PML owners to acquire PMLs in the Singida area. As of March 31, 2013, the Company has 100% acquired 23 PMLs and 20 PMLs with net smelter production royalty payments.

In May 2011, the Company entered into joint venture agreement and service agreement with Otterburn. The Company received option payment of $300,770 in cash and 1,100,000 common shares of Otterburn which were sold to unrelated parties at a price of CAD$0.10 per share. The Company received exploration cost reimbursements from Otterburn of $1,137,226. In July, 2011, Otterburn terminated the agreements.

As of March 31, 2013, under the terms of the mineral properties sales and purchase agreements the Company has completed option payments in the amount of $2,058,322. On February 8, 2013, the Company issued a notice of the final buyout payment of 20 PMLs to the Singida PMLs owners. The payment will be made in a form of a 2% Net Smelter Production royalty. The Company also agreed to increase the royalty by 1% to 3% if commercial production is delayed beyond March 2015.

Pursuant to the Mineral Financing Agreement, the Company has made payments of $Nil in fiscal 2013 and $350,512 in fiscal 2012.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(Expressed in US dollars)

7.	Mineral Property Acquisition and Exploration Costs (continued)

	e)	Uyowa Project

As a part of the Geo Can Agreement the Company owns 100% interest in the Uyowa project’s prospecting licenses. As of March 31, 2013, the Uyowa Gold project consists of six prospecting licenses and a total of four legal PMLs.

On July 19, 2011, Guardian Investment Ltd, a related party, on behalf of the Company, entered into a mineral properties option agreement to acquire four primary mining licenses within the northern most prospecting license of the seven comprising the Uyowa Gold project. Total consideration includes:

		1)	paying $20,000 within 7 days after execution date. The payment was made on July 21, 2011;

		2)	paying $20,000 on or before the earlier of location of a drilling rig on each PML in good working condition or January 16, 2012. The payment was made on September 6, 2011;

		3)	paying a total amount of $450,000, of which $25,000 due in July 2012 (paid), $25,000 due in 2013 January (paid), $360,000 due in 2013 July and $40,000 due in 2014 January;

		4)	a royalty of 1% of net profit interest may be purchased at any time after completing $400,000 of payments by paying $250,000 per PML.

f)	Handeni Project

On April 20, 2011, the Company signed a license purchase agreement to acquire one prospecting license. The total consideration was $113,250, of which $77,250 was paid on May 13, 2011 and $36,000 was paid on July 14, 2011. On June 14 and June 20, 2011 the Company paid a finder’s fee of $30,000 in cash and issued 400,000 common shares with a fair value of $108,000.

On May 30, 2011, the Company signed a prospecting license purchase agreement to acquire a second prospecting license. The total consideration was $450,000 of which $10,000 paid on June 16, 2011. On June 14 and 20, 2011, the Company paid $3,000 in cash and issued 30,000 common shares with a fair value of $8,100. On September 20, 2011, the Company terminated this purchase agreement. Capitalized acquisition costs of $21,100 were determined to be impaired.

On July 1, 2011, the Company signed a prospecting license purchase agreement to acquire a third prospecting license. The total consideration includes: 1) paying a total amount of $470,000 to earn up to 90% of interest, of which $20,000 paid on July 6, 2011 and $50,000 paid on September 21, 2011, $50,000 due in 2012, $100,000 due in 2013, $125,000 due in 2014 and $125,000 due in 2015; 2) paying $1,500,000 on or before September 21, 2015 to earn final 10% interest.

On March 21, 2012, the Company terminated this agreement. Capitalized acquisition costs of $70,000 were determined to be impaired.

On March 7, 2012, the Company was granted one license on Handeni project for a total consideration of $4,800, of which $2,400 was paid on March 7, 2012 and $2,400 was due on August 14, 2012. As at March 31, 2013, the Company returned the license and capitalized acquisition costs of $2,400 were determined to be impaired.

g)	Buhemba Project

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

On March 7, 2012, the Company was granted one license on Buhemba project for a total consideration of $76,800, of which $6,800 was paid on March 7, 2012, $35,000 was due on September 3, 2012 and $35,000 was due on October 5, 2012. As at March 31, 2013, the Company has not paid outstanding payments and capitalized acquisition costs of $6,800 were determined to be impaired.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(Expressed in US dollars)

8.	Capital Stock

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of March 31, 2013, the Company has not issued any preferred stock.

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

a)

On August 16, 2012, the Company completed a second closing of a private placement of 2,783,334 units at $0.06 per unit for gross consideration of $167,000. Each unit consists of one share of common stock and one redeemable warrant. One redeemable warrant entitles the holder to purchase one additional share of common stock at $0.12 per share until August 16, 2014. The redeemable warrants are callable by the Company if the closing sales price of the common shares is equal to or greater than $0.18 per common share in 10 consecutive trading days.

b)

On April 17, 2012, the Company completed a first closing of a private placement of 14,285,000 units at $0.06 per unit for gross consideration of $857,100. Each unit consists of one share of common stock and one redeemable warrant. One redeemable warrant entitles the holder to purchase one additional share of common stock at $0.12 per share until April 17, 2014. The redeemable warrants are callable by the Company if the closing sales price of the common shares is equal to or greater than $0.18 per common share in 10 consecutive trading days.

c)

On April 20 and May 30, 2011, the Company entered into three prospecting licenses purchase agreements to acquire three prospecting licenses. As per the agreements, the Company agreed to pay a finder’s fee of 830,000 common shares. On June 20, 2011, the Company issued 830,000 common shares with a fair value of $224,100 as a finders’ fee.

d)

On April 8, 2011, the Company signed a debt settlement agreement with a consultant to settle a consulting fee of $80,614 for geological and business development services provided. The Company agreed to pay $31,714 cash and 163,000 shares with a fair value of $0.30 per share to settle an outstanding balance of $48,900.

e)

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

On April 30, 2012, the Company granted 4,800,000 stock options to seven directors and officers, and 120,000 stock options to a senior geological consultant at an exercise price of $0.09 per share which will expire on April 30, 2015. All stock options are non-qualified and vested immediately. The weighted average grant date fair value of stock options granted during the year ended March 31, 2013 was $0.07. During the year ended March 31, 2013, the Company recorded stock-based compensation of $362,336 for these stock options.

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(Expressed in US dollars)

9.	Stock Options and Warrants (continued)

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

The weighted average assumptions used in the Black-Scholes valuation model were as follows:

		Year Ended
	March 31,	March 31,
	2013	2012
Expected dividend yield	0%	0%
Risk-free interest rate	0.38%	0.37%
Expected volatility	158%	152%
Expected option life (in years)	3.00	3.00

The total intrinsic value of stock options exercised during the years ended March 31, 2013, and 2012 was $nil. The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
		$		$
Outstanding, March 31, 2011(1)	4,200,000	0.15
Granted	400,000	0.15
Outstanding, March 31, 2012	4,600,000	0.15		–
Granted	4,920,000	0.09		–
Outstanding, March 31, 2013	9,520,000	0.12		–
Exercisable, March 31, 2013	9,520,000	0.12	1.85	–

At March 31, 2013 and 2012, the Company did not have any unvested options.

(1) March 31, 2011, weighted average exercise price was revised to the November 4, 2011 option amendment agreement.

The following table summarizes the continuity of the Company’s warrants:

	Number of		Weighted-
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Upon	Exercise	Contractual	Intrinsic
	Exercise	Price	Life (years)	Value
		$		$

Outstanding, March 31, 2011	41,404,901	1.08
Expired	(20,000,000)	0.30
Outstanding, March 31, 2012	21,404,901	0.91	1.05	–
Granted	17,068,334	0.12
Expired	(11,823,501)	1.25
Outstanding, March 31, 2013	26,649,734	0.26	0.84	–

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(Expressed in US dollars)

9.	Stock Options and Warrants (continued)

The Company had the following warrants outstanding as of March 31, 2013:

	Exercise Price per
	Share	Shares Issuable
Expiration Date	$	Upon Exercise

August 13, 2013 (1)	0.40	4,790,700
August 13, 2013 (1)	0.60	4,790,700
April 17, 2014 (2)	0.12	14,285,000
August 16, 2014 (2)	0.12	2,783,334
		26,649,734

(1) These redeemable warrants are callable by the Company upon 20 days written notice to the warrant holder. If the redeemable warrants are not exercised within 20 days of being called, they will terminate and may not be exercised thereafter.

(2) These redeemable warrants are callable by the Company if the closing sales price of the common shares is equal to or greater than $0.18 per common share in 10 consecutive trading days.

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

The Company is subject to U.S. federal and statement income tax and has concluded substantially all U.S. federal and state income tax matters for tax years through March 31, 2009. The tax filings for years from 2010 to 2012 are subject to be audited by U.S. jurisdictions. The Company’s Tanzania subsidiaries are subject to Tanzania income tax, the tax filing for year 2012 is subjected to be audited by Tanzania jurisdictions.

The components of the net deferred tax asset at March 31, 2013 and 2012, the statutory tax rate, the effective tax rate, and the amount of the valuation allowance are indicated below:

	March 31,	March 31,
	2013	2012
	$	$

Net loss before taxes	(1,943,246)	(2,384,693)
Statutory rate	34%	34%

Computed expected tax (recovery)	(660,704)	(810,795)
Permanent differences	123,195	72,700
Other	30,925	(105,480)
Change in valuation allowance	506,584	843,575

Income taxes	–	–

	March 31,	March 31,
	2013	2012
	$	$

Net operating loss carryforwards	2,917,972	2,613,574
Mineral property acquisition and exploration	5,284,490	5,082,304
Deferred tax assets	8,202,462	7,695,878
Valuation allowance	(8,202,462)	(7,695,878)
Net deferred tax assets	–	–

The Company has incurred operating losses of approximately $8,765,061 which, if unutilized, will expire through to 2033 except for Tanzanian tax losses which carry forward indefinitely. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. The following table lists the fiscal years in which loss carryforwards expire:

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(Expressed in US dollars)

10.	Income Taxes (continued)

Expiration
Loss	Date
$

722,397	2027
554,471	2028
1,258,790	2029
2,344,312	2030
987,895	2031
410,801	2032
932,689	2033
1,553,706	Indefinitely
8,765,061

11.	Supplemental Cash Flow Information

	For the	For the	Accumulated From
	Year Ended	Year Ended	December 11, 2006
	March 31,	March 31,	(Date of Inception)
	2013	2012	to March 31, 2013
	$	$	$
Non-cash Investing and Financing Activities
Accounts receivable payable exchanged for long-term investment	–	–	460,019
Accounts receivable exchanged for mineral property acquisition	–	–	1,039,981
Investment acquired for amount payable	–	12,530	12,530
Receivable exchange for long-term investment	–	–	10,000
Share payments received for options granted on mineral properties	–	990,000	990,000
Stock issued for mineral interest acquisition costs	–	224,100	7,904,400
Stock issued for services	–	–	2,382,523
Stock issued for subscription receivable	–	–	33,275
Stock issued to settle debt	–	83,900	230,227
Supplemental Disclosures
Interest paid	1,252	–	2,297
Income tax paid	–	–	–

12.	Commitments

a)

On May 11, 2010, the Company entered into an agreement with a consultant to provide services as a Senior Geological Consultant. The Company original agreement was amended on October 21, 2010 and December 23, 2012. Under the amended agreement, the Company is committed to:

		i.	monthly payments of $20,000 to $6,000 to the consultant commencing July 1, 2012 and until the mechanical completion of the first small scale gold mining operation;

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(Expressed in US dollars)

12.	Commitments

ii.	paying the Consultant 0.5% of the net proceeds from the sale of any mining properties;

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

e)

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

i)

$50,000 bonus based on Mechanical Completion of mine and recovery plant to be based on Mutually Accepted Mining Forecast (MAMF) and based on a minimum of 75 days of commercial production from start up date at a minimum average production of 90% of MAMF;

	ii)	a bonus of 0.5% of gross profit if production is 80% of MAMF or a bonus of 1.5% of the gross profit when production is 100% of MAMF;

	iii)	a bonus of 5% of the difference between MAMF gross profit and the gross profit achieved when production reaches or exceeds 115% of MAMF;

	iv)	in the event that the annualized income reaches and/or exceeds $400,000 per year, the Consultant and the Company will revisit and renegotiate the acceptable terms of compensation.

f)

On January 4, 2010, the Company entered into a finder’s fee agreement with Robert A. Young, The RAYA Group (“Young”) wherein the Company agreed to pay Young fees limited to introductions that Young makes to the Company of investors who invest in the Company’s private placements or become involved with the Company through joint venture property agreements. No Finder’s fees will be paid in connection with any introduction to any existing contacts of the Company. The fee will be 10% of the first $10,000,000 and 5% of amounts in excess of $10,000,000. The term of the finder’s fee agreement is five years.

13.	Subsequent Events

The Company received subscription payments totalling $175,000 for seven units of the royalty purchase offering described in Note 7(c) in May and June 2013.

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

Management’s Report on Internal Control over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting are designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of March 31, 2013 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting were not effective as of March 31, 2013. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.

Changes in Internal Control over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the year ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B.                  OTHER INFORMATION

None.

PART III

ITEM 10.                  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE. Directors and Executive Officers Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
David Kalenuik	President, Chief Executive Officer and Director	55	October 7, 2010
Ming Zhu	Chief Financial Officer	41	October 7, 2010
Heidi Kalenuik	Secretary, Treasurer and Director	46	June 28, 2008
Roger A. Newell	Director	70	June 28, 2008
Ahmed A. Magoma	Director	46	June 28, 2008
Ian A. Shaw	Director, Chairman of Audit Committee	73	April 8, 2010
David Ralph Webb	Director	54	March 01, 2013

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

Ming Zhu, Chief Financial Officer

Ming Zhu (B.Comm. MA) has worked along side the management team since 2006. Ming attained a Bachelor's Degree in Accounting and Finance in 1995. He has more than 10 years’ experience specializing in corporate finance and accounting. His portfolio includes working for multinational companies as their finance manager in New York and China. He worked as a financial controller for an international trading firm for 2 years before graduating from the University of Newcastle in the UK with his Master's Degree in 2003 where he majored in Financial Analysis. He worked with a Canadian CA accounting firm prior to joining our management team as the Financial Controller and a Director in Kilimanjaro Mining Company Inc., a gold and uranium exploration company that is now a wholly owned subsidiary. From August 2009, he has been serving as the Financial Controller for us and on October 7, 2010 he became the Chief Financial Officer for us.

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

Heidi Kalenuik was appointed as an Officer and Director of Lake Victoria Mining Company in June 2008 due to her knowledge and working experience in Africa and her interest in our activities having been the President of Kilimanjaro Mining Company, now a wholly owned subsidiary. We believe Ms. Kalenuik is qualified to serve on our board of directors for the same reasons.

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

In October 2007, Dr. Newell joined the management team as Executive Vice President and Director of Kilimanjaro Mining Company Inc. a private company involved in the acquisition and exploration of highly prospective mineral resource properties in Tanzania, East Africa. In June 2008 Dr. Newell was appointed President and Director of Lake Victoria Mining Company (OTCBB; LVCA) in consideration of his history in gold exploration and mining. We believe Dr. Newell is qualified to serve on our board of directors for the same reasons. He holds an MSc in Geology from the Colorado School of Mines and a PhD in Mineral Exploration from Stanford University. He is a Registered Professional Geologist.

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

Ahmed Magoma, Director

Ahmed Magoma has a B.Sc. in geology from the University of Dar es Salaam (1992) and 16 years of experience in the mining industry, wherein he has held progressively more responsible management and supervisory roles. Mr. Magoma joined Kilimanjaro Mining Company Inc., in March of 2007, a private company involved in the acquisition and exploration of highly prospective resource properties in Tanzania, East Africa. Mr. Magoma has been a director of Geo Can Resources Company Ltd., a private company, from April 2007 to present. In addition to being a director with Kilimanjaro, Mr. Magoma is responsible for all resource property acquisitions, negotiations with property owners and government relations within Tanzania. His experience encompasses gold projects from grassroots through to mining production. His field experience included working with Tanex, a subsidiary of DeBeers and other South African companies as a field geologist. Mr. Magoma worked with the Ministry of Energy and Minerals in Tanzania for a period to learn, through study, the techniques of small-scale miners to enhance their production. Mr. Magoma has worked with major gold companies Barrick and Randgold as a project geologist and then as senior project geologist with Tanzanite Africa. From 2005 to December 2007, Mr. Magoma was the Senior Project Geologist for Tanzanite Africa Ltd., a private African company.

Mr. Magoma was appointed as a Director in Lake Victoria Mining Company in June 2008. He was considered for this position because of his familiarity with our projects and operations in Tanzania. His position as a Director, and his experience with the Mining Law along with his Tanzanian activities are very important and valuable to our programs. We believe Mr. Magoma is qualified to serve on our board of directors for the same reasons.

Ian A Shaw, Director and Chairman of the Audit Committee

Ian A. Shaw, B.Comm., C.A. - Mr. Shaw, is a graduate of Trinity College, University of Toronto (B.Comm., 1964) and obtained his Chartered Accountant designation in 1969 with Deloitte, Plender, Haskins & Sells, Toronto. In 1993, after a total of 18 years in financial positions with producing mining companies he established Shaw & Associates with the objective of providing corporate finance, regulatory reporting and compliance services to clients that are typically junior public companies in the mineral resource industry. In addition to his directorship with us he is currently a director of Pelangio Exploration Inc. and Chief Financial Officer of Olivut Resources Ltd., both of which are located in Canada and listed on the TSX Venture Exchange.

We believe Mr. Shaw is qualified to serve on our board of directors because of his knowledge of our current operations, in addition to his business experiences described above.

David Ralph Webb, Director

Dr. Webb became a director in Lake Victoria on March 1st, 2013. He is a registered Professional Geologist and has spent the past 25 years as president of DRW Geological Consultants Ltd. providing technical and operating services to companies in the mining exploration, development and production industry. In this capacity he has served as a director and president to three different mining companies and provided consulting services to dozens of other mid-tier and junior companies, most recently having been a director and president of Tyhee Gold Corp, leading it to the discovery and development of its multi-million ounce Yellowknife Gold Project, currently in phases of production permitting.

Dr. Webb graduated from the University of Toronto with a B.A.Sc. (engineering), winning scholarships and bursaries for the highest marks in third and fourth year field courses. He has a M.Sc. from Queens University and a Ph.D. from the University of Western Ontario in Geological Sciences. He was a board member for the NWT and the Nunavut Chamber of Mines, a member of the Education Committee for the Association for Mineral Exploration, a B.C., Blockwatch Captain in Surrey, B.C., and a member of NAPEGG, CIM, PDAC, AMEBC and SEG.

We believe Dr. Webb is qualified to serve on our board of directors because of his knowledge of our current operations, in addition to his business experiences described above.

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

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
David Kaleniuk	1(1)	1	Nil
Heidi Kalenuik	1(1)	2	Nil
Roger Newell	1(1)	1	Nil
Ian A. Shaw	1(1)	1	Nil
Ahmed Magoma	1(1)	1	Nil
Ming Zhu	1(1)	1	Nil
David Ralph Webb	1(2)	1	Nil

(1)	Filed a Form 4 – Statement of Changes in Beneficial Ownership late.
(2)	Filed a Form 3 – Initial Statement of Beneficial Ownership of Securities late.

ITEM 11.                  EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	our principal executive officers during the year ended March 31, 2013;

(b)	each of our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at March 31, 2013; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at March 31, 2013,

whom we collectively refer to as the “named executive officers”, for the fiscal years ended March 31, 2013 and 2012, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
David Kalenuik(1) President and Chief Executive Officer	2013 2012	182,233(2) 202,198(2)	Nil Nil	Nil Nil	17,500(6) 39,591(7)	Nil Nil	Nil Nil	Nil Nil	199,733 241,789
Ming Zhu(3) Chief Financial Officer	2013 2012	89,589(4) 90,605(4)	Nil 1,035(4)	Nil Nil	21,000(6) 20,114 (7)(8)	Nil Nil	Nil Nil	Nil Nil	110,589 111,754
Heidi Kalenuik Secretary and Treasurer	2013 2012	101,651(5) 102,604(5)	Nil 1,035(5)	Nil Nil	210,000(6) 33,256 (7)	Nil Nil	Nil Nil	Nil Nil	311,651 136,895

Notes

(1)	David Kalenuik was appointed our President and Chief Executive Officer on October 7, 2010.

(2)

During the fiscal year ended March 31, 2013, David Kalenuik received consulting fees of $106,215 in cash and deferred compensation of $76,018 to be paid for his services rendered. During the fiscal year ended March 31, 2012, David Kalenuik received consulting fees of $202,198 in Cash.

(3)	Ming Zhu was appointed our Chief Financial Officer on October 7, 2010.

(4)

During the fiscal year ended March 31, 2013, Ming Zhu received salary of $59,683 in cash and deferred compensation of $29,906. During the fiscal year ended March 31, 2012, Ming Zhu received salary of $90,605 and bonus of $1,035 in cash.

(5)

During the fiscal year ended March 31, 2013, Heidi Kalenuik received salary of $59,119 in cash and deferred compensation of $42,532. During the fiscal year ended March 31, 2012, Heidi Kalenuik received salary of $102,604 and bonus of $1,035 in Cash.

(6)

On April 30, 2012, the Company granted 4,800,000 stock options to seven directors and officers at an exercise price of $0.09 per share which expired on April 30, 2015. David Kalenuik was granted 500,000 options with a fair value of $35,000, Heidi Kalenuik was granted 3,000,000 options with a fair value of $210,000, Roger Newell was granted 250,000 options with a fair value of $17,500 and Ming Zhu was granted 300,000 options with a fair value of $21,000[1].

(7)

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

(8)

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

On April 26, 2011, we entered into a consulting agreement with David Kalenuik. As consideration for the performance of his consulting services under the agreement, we agreed to pay Mr. Kalenuik CDN$10,000 (approximately US$10,492) per month commencing April 1, 2011, plus applicable taxes. The consulting agreement is for a term of two years and the management renewed the consulting agreement.

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

On April 26, 2011, we entered into a consulting agreement with Roger Newell. As consideration for the performance of his consulting services under the agreement, we agreed to pay Mr. Newell USD$3,500 per month commencing April 1, 2011, plus applicable taxes. The consulting agreement is for a term of two years and the agreement expired in April 2013.

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

__________________________________________
1 The fair value of the options was estimated using the Black-Scholes pricing model based on the following assumptions: dividend yield of 0%; risk-free interest rate of 0.38%; expected life of three years; and volatility of 158%

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each executive officer certain information concerning the outstanding equity awards as of March 31, 2013.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David Kalenuik(1) President and Chief Executive Officer	1,000,000 500,000	Nil	Nil	$0.15 $0.09	November 04, 2014, April 27, 2015	Nil	Nil	Nil	Nil
Ming Zhu(2) Chief Financial Officer	300,000 300,000	Nil	Nil	$0.15 $0.09	November 4, 2014, April 27, 2015	Nil	Nil	Nil	Nil
Heidi Kalenuik Secretary and Treasurer	840,000 3,000,000	Nil	Nil	$0.15 $0.09	November 4, 2014, April 27, 2015	Nil	Nil	Nil	Nil

(1)	David Kalenuik was appointed our President and Chief Executive Officer on October 7, 2010.

(2)	Ming Zhu was appointed our Chief Financial Officer on October 7, 2010.

Aggregated Options Exercised in the Year Ended March 31, 2013 and Year End Option Values

There were no stock options exercised during the year ended March 31, 2013.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended March 31, 2013.

Director Compensation

The following table sets forth the compensation for each director who is not a named executive officer for the fiscal year ended March 31, 2013.

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Ahmed A. Magoma	38,858 (1)	Nil	17,500(2)	Nil	Nil	Nil	56,358
Ian A. Shaw(3)	Nil	Nil	14,000(2)	Nil	Nil	Nil	14,000
David Ralph Webb(4)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Roger Newell	42,000(5)	Nil	17,500(2)	Nil	Nil	Nil	59,500
Lorne B. Anderson	Nil	Nil	21,000(2)	Nil	Nil	Nil	21,000

(1)

Mr. Ahmed Magoma is a director of the Company and a director of its two subsidiaries, Kilimanjaro Mining Company Inc. and Lake Victoria Resources (T) Limited and he is an employee of Lake Victoria Resources (T) Limited. During the fiscal year ended March 31, 2013, he received total director’s fee of $18,000 in cash and deferred compensation of $18,000. During the fiscal year ended March 31, 2013, Ahmed was paid salary of $20,858 in cash and deferred compensation of $62,733 from Lake Victoria Resources (T) Limited; his monthly gross pay was approximately $6,827.

(2)

On April 30, 2012, the Company granted 4,800,000 stock options to seven directors and officers at an exercise price of $0.09 per share which will expire on April 30, 2015. All stock options are non-qualified and vested immediately. The weighted average grant date fair value of stock options granted during the year ended March 31, 2013 was $0.07. During the twelve months ended March 31, 2012, the Company recognized a compensation cost of $362,336 for these stock options. Ahmed Magoma received a compensation cost of $17,750 and Ian Shaw received a compensation cost of $14,000.

(3)	Mr. Ian A. Shaw was appointed as a director on April 8, 2010.

(4)	Mr. David Ralph Webb was appointed as a director on March 1, 2013

(5)

Roger Newell resigned as our President, Chief Executive Officer and Chief Financial Officer on October 7, 2010. During the fiscal year ended March 31, 2013, Roger Newell received $7,000 in cash and deferred compensation of $35,000 for his geological professional service rendered. During the fiscal year ended March 31, 2012, Roger Newell received $42,000 in cash for his geological professional services rendered.

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

As of July 01, 2013, there were 114,554,067 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class Directors and Officers:	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class (1),(2)

Common Stock	David Kalenuik Suite 810 – 675 West Hastings Street Vancouver, BC V6B 1N2	22,261,000(3)	18.57%

Common Stock	Heidi Kalenuik Suite 810 – 675 West Hastings Street Vancouver, BC V6B 1N2	22,261,000(4)	18.57%

Common Stock	Ming Zhu Suite 810 – 675 West Hastings Street Vancouver, BC V6B 1N2	900,000(5)	0.78%

Common Stock	Roger Newell Suite 810 – 675 West Hastings Street Vancouver, BC V6B 1N2	2, 335,000(6)	2.02%

Common Stock	Ahmed Magoma Suite 810 – 675 West Hastings Street Vancouver, BC V6B 1N2	1,423,750(7)	1.23%

Common Stock	Ian A. Shaw 98 Crimson Millway Toronto, ON M2L 1T6	1,200,000(8)	1.04%

Common Stock	David Ralph Webb	Nil	Nil

Common Stock	Directors and Officers as a group (6)	28,119,750(9)	23.64%

5% Stockholders

Common Stock	David Kalenuik Suite 810 – 675 West Hastings Street Vancouver, BC V6B 1N2	22,261,000(3)	18.57%

Common Stock	Heidi Kalenuik Suite 810 – 675 West Hastings Street Vancouver, BC V6B 1N2	22,261,000(4)	18.57%

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

(2)	The percentage of class is based on 114,554,067 shares of common stock issued and outstanding and as of July 01, 2013.

(3)

Includes 720,000 shares held directly, 16,186,000 shares held by Heidi Kalenuik, the spouse of David Kalenuik and 15,000 shares held by their children. Also includes 1,500,000 shares acquirable on exercise of options held directly, 3,840,000 shares acquirable on exercise of options held indirectly by Heidi Kalenuik on exercises of options within 60 days of the date hereof.

(4)

Includes 16,186,000 shares held directly, 720,000 shares held by David Kalenuik, the spouse of Heidi Kalenuik and 15,000 shares held by their children. Also includes 3,840,000 shares acquirable on exercise of options held directly, 1,500,000 shares acquirable on exercise of options held indirectly by David Kalenuik on exercises of options within 60 days of the date hereof.

(5)	Includes 600,000 shares acquirable on exercise of options within 60 days of the date hereof.

(6)	Includes 1,090,000 shares acquirable on exercise of options and 200,000 shares acquirable on exercise of warrants within 60 days of the date hereof.

(7)	Includes 750,000 shares acquirable on exercise of options within 60 days of the date hereof.

(8)	Includes 400,000 shares acquirable on exercise of options and 400,000 shares acquirable on exercise of warrants within 60 days of the date hereof.

(9)	Includes 8,180,000 shares acquirable on exercise of options and 600,000 shares acquirable on exercise of warrants within 60 days of the date hereof.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Securities Authorized for Issuance under Equity Compensation Plans

Effective October 7, 2010, we adopted our 2010 Stock Option Plan. The purpose of our 2010 Stock Option Plan is to retain the services of directors, officers, valued key employees and consultants and such other persons as the plan administrator selects, and to encourage such persons to acquire a greater proprietary interest in our company, thereby strengthening their incentive to achieve the objectives’ stockholders, and to serve as an aid and inducement in the hiring of new employees. Under the plan, the plan administrator is authorized to grant stock options to acquire up to a total of 10,000,000 shares of our common stock.

The following table provides a summary of the number of stock options granted under the 2010 Stock Option Plan, the weighted average exercise price and the number of stock options remaining available for issuance under our option plan as at March 31, 2013:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-Average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders (2010 Stock Option Plan)	9,520,000	$0.12	480,000

ITEM 13.                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as noted below, none of the following parties has, since commencement of our fiscal year ended March 31, 2012, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last two completed financial years:

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

Related Party Transactions and Balances:

a)

As at March 31, 2013, the Company owed $144,374 (March 31, 2012 - $Nil) to five directors and officers of the Company. During the year ended March 31, 2013, the Company incurred $36,000 (2012 - $32,000) of directors fees to a director, $42,000 (2012 - $42,000) of geologist consulting fees to a director, $384,256 (2012 - $311,745) of salary to three directors and officers.

b)	As at March 31, 2012, the Company held $41,966 in trust with a company sharing a common director, which has been included in advances and deposits.

c)

At March 31, 2012, the Company owed $Nil (2012 - $500) of accounting fees to an individual related to an officer of the Company which has been included in accounts payable. During the year ended March 31, 2013, the Company incurred $2,000 (2012 - $6,000) of accounting fees to the individual.

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 5605(a) (2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. David Kaleniuk as our president and chief executive officer, Heidi Kalenuik as our secretary and treasurer, Ahmed Magoma as an employee of a subsidiary company and Roger A. Newell as our consultant and former President, Chief Executive Officer and Chief Financial Officer are therefore are not considered independent. Messrs. Webb and Shaw are considered to be independent as they are not officers or employees of our company.

Audit Committee and Charter

Our audit committee consists of three directors. One of them, Ian Shaw is independent and Ian Shaw is the designated Chair of the Committee when it is constituted. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter was filed with the Securities and Exchange Commission on June 26, 2008 with our Form 10-K.

Audit Committee Financial Expert

The Board has determined that the Chairman of the Audit Committee is Ian A. Shaw. Mr. Shaw is an independent director and qualified as an “audit committee financial expert” as defined by the SEC and he also meets the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(l) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter was filed with the Securities and Exchange Commission on June 26, 2008 within our Form 10-K.

National Instrument 58-101

We are a reporting issuer in the Province of British Columbia. National Instrument 58-101 of the Canadian Securities Administrators requires our company to disclose annually in our annual report certain information concerning corporate governance disclosure.

Board of Directors

Our board of directors currently consists of Roger A Newell, David Kalenuik, Heidi Kalenuik, Ian A. Shaw, David Ralph Webb and Ahmed A. Magoma. We have determined that Mr. Kalenuik, Mrs. Kalenuik, Mr. Newell and Mr. Magoma are not independent as that term is defined in National Instrument 52-110 due to the fact that they are current or former executive officers or employees of our company. Messrs. Shaw and Webb are independent.

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

Directorships

The following directors are also directors of other reporting issuers (or the equivalent in a foreign jurisdiction), as identified next to their name:

Director	Reporting Issuers or Equivalent in a Foreign Jurisdiction
David Kalenuik	N/A
Heidi Kalenuik	N/A
Roger Newell	Midway Gold, Corp
Ian A. Shaw	Pelangio Exploration Inc.
Ahmed A. Magoma	N/A
David Ralph Webb	N/A

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

ITEM 14.                  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the completed fiscal years ended March 31, 2013 and 2012 for professional services rendered by Manning Elliott LLP for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2013	Year Ended March 31, 2012
Audit Fees and Audit Related Fees	$64,245	$58,812
Tax Fees	$16,072	$Nil
All Other Fees	$Nil	$Nil
Total	$80,317	$58,812

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

PART IV. OTHER INFORMATION

ITEM 15.                  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on June 6, 2007)

3.2	Certificate of Amendment dated December 7, 2010 (incorporated by reference from our Current Report on Form 8-K dated December 10, 2010)

3.3	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K filed on June 7, 2011)

4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2 filed on June 6, 2007)

4.2	Form of Warrant Certificate for Offering Completed September 7, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.1	Option Agreement with Geo Can Resources Company Limited (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2009)

10.2	Binding Letter Agreement with Kilimanjaro Mining Company Inc. (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2009)

10.3	Consulting Services Agreement with Stocks That Move (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2009)

10.4	Consulting Agreement with Robert Lupo (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 22, 2010)

10.5	Addendum to the Consulting Agreement with Robert Lupo (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 22, 2010)

10.6	Finder’s Fee Agreement with Robert A. Young and the RAYA Group (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2019)

10.7	Termination of the Consulting Agreement with Robert Lupo (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2010)

10.8	Consulting Agreement with Clive Howard Matthew King (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2010)

10.9	Consulting Agreement dated October 7, 2010 between we and Misac Noubar Nabighian (incorporated by reference from our Current Report on Form 8-K filed on October 13, 2010)

10.10	2010 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K filed on October 13, 2010)

10.11	Stock Exchange Agreement with Kilimanjaro Mining Company, Inc. and their selling shareholders (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2009)

10.12	Form of Subscription Agreement for Offering Completed September 7, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.13	Amendment No. 1 to Consulting Agreement between we and Clive King dated effective November 11, 2010.(incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

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

10.18	Mineral Financing Agreement between we and Ahmed Magoma dated October 19, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.19

Property Purchase Agreement between Geo Can Resources Company Limited and Kilimanjaro Mining Company, Inc dated May 5, 2009(incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.20	Amendment to Mineral Financing Agreement between we and Ahmed Magoma dated October 27, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.21	Declaration of Trust of Geo Can Resources Company Limited dated July 23, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.22	Form of Subscription Agreement for non US Subscribers (incorporated by reference from our Current Report on Form 8- K filed on March 11, 2011)

10.23	Form of Subscription Agreement for US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)

10.24	Consulting Agreement dated April 26, 2011 between David Kalenuik and we (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)

10.25	Consulting Agreement dated April 26, 2011 between Roger Newell and we (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)

Exhibit
Number	Description

10.26	Employment Agreement dated April 26, 2011 between Heidi Kalenuik and we (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)

10.27	Employment Agreement dated April 26, 2011 between Ming Zhu and we (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)

10.28	Geita Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and we (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

10.29	Kalemela Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and we (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

10.30	North Mara Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and we (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

10.31	Singida Option Agreement dated May 6, 2011 among Otterburn Ventures Inc., we and Ahmed Abubakar Magoma (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)

21.1*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

99.2	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)

99.3	Disclosure Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE VICTORIA MINING COMPANY, INC.

BY:	/s/ David Kalenuik
David Kalenuik
President and Chief Executive Officer
(Principal Executive Office)

Date:	June 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ David Kalenuik
David Kalenuik
President, Chief Executive Officer
and Director
(Principal Executive Officer)
Date: June 27, 2013

By /s/ Ming Zhu
Ming Zhu
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)
Date: June 27, 2013

By /s/ Heidi Kalenuik
Heidi Kalenuik
Director
June 27, 2013

By /s/ Roger A. Newell
Roger A. Newell
Director
June 27, 2013

By /s/ Ahmed A. Magoma
Ahmed A. Magoma
Director
June 27, 2013

By /s/ Ian A. Shaw
Ian A. Shaw
Director
June 27, 2013

By /s/ David Ralph Webb
David Ralph Webb
Director
June 27, 2013