Form 10-Q
period 2013-06-30
Lake Victoria Mining Company, Inc.
filed 2013-08-14
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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
Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of August 14, 2013, there were 114,554,067 shares of common stock, par value $0.00001, outstanding.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)

June 30, 2013

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30,	March 31,
	2013	2013
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	172,148	207,724
Prepaid expenses and other (Note 3(b))	49,806	51,647
Total Current Assets	221,954	259,371
Property and Equipment (Note 4)	81,348	89,188
Mineral Properties (Note 6)	501,400	591,400
Total Assets	804,702	939,959

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	577,933	623,190
Accounts payable to related party (Note 3(a))	236,760	144,374
Accrued expenses	306,980	308,554
Other payables (Note 5)	132,369	103,720
Notes payable	–	1,320
Total Liabilities	1,254,042	1,181,158

Nature of Operations and Going Concern (Note 1)
Commitments (Note 6 and 10)
Subsequent Event (Note 11)
Stockholders’ Deficit
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; No shares issued and outstanding (Note 7)	–	–
Common Stock, 250,000,000 shares authorized, $0.00001 par value; 114,554,067 shares issued and outstanding (March 31, 2013 - 114,554,067) (Note 7)	1,146	1,146
Additional Paid-in Capital	17,528,554	17,528,554
Deficit Accumulated During the Exploration Stage	(17,979,040)	(17,770,899)
Total Stockholders’ Deficit	(449,340)	(241,199)
Total Liabilities and Stockholders’ Deficit	804,702	939,959

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Income (Loss)
(Expressed in US dollars)
(Unaudited)

			Accumulated From
			December 11, 2006
	Three Months Ended		(Date of Inception)
	June 30,		June 30,
	2013	2012	2013
	$	$	$

Revenue	–	–	–

Expenses
Depreciation	9,549	10,183	124,252
Exploration costs (Notes 3 and 6)	42,888	517,021	5,400,160
General and administrative	47,319	90,246	2,636,136
Impairment of mineral property acquisition costs (Note 6)	90,000	8,550	11,690,053
Management and director fees	9,000	9,000	601,017
Professional and consulting fees	61,032	91,161	3,912,933
Salaries	118,513	136,672	1,334,955
Stock-based compensation (Note 8)	–	362,336	2,170,150
Travel and accommodation	12,175	13,326	466,861

Total Operating Expenses	390,476	1,238,495	28,336,517

Operating Loss	(390,476)	(1,238,495)	(28,336,517)

Other Income (Expenses)
Loss on sales of investments	–	–	(752,489)
Foreign exchange loss	7,355	(5,821)	(158,072)
Interest income	–	3	11,329
Interest expense	(20)	–	(2,317)
Loss on debt settlement	–	–	(63,752)
Other income	–	–	15,900
Proceeds from sale of royalty interests (Note 6(a))	175,000	–	1,100,000
Income from options granted on mineral properties	–	–	1,487,423

Total Other Income (Expenses)	182,335	(5,818)	1,638,022
Net Loss and Comprehensive Loss	(208,141)	(1,244,313)	(26,698,495)
Net Loss and Comprehensive Loss Attributable to Non- Controlling Interest	–	–	8,719,455
Net Loss and Comprehensive Loss Attributable to the Company	(208,141)	(1,244,313)	(17,979,040)

Net Income (Loss) Per Share – Basic and Diluted	(0.00)	(0.01)
Weighted Average Shares Outstanding	114,554,067	109,102,107

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

						Accumulated From
						December 11, 2006
		Three Months Ended				(Date of Inception) to
		June 30,				June 30,
		2013		2012		2013
	$		$		$
Operating Activities
Net Loss		(208,141)		(1,244,313)		(17,979,040)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation		9,549		10,183		124,252
Directors' compensation share payments		–		–		35,000
Impairment of mineral property acquisition cost		90,000		8,550		11,690,053
Loss on debt settlement		–		–		63,752
Loss on sales of investments		–		–		752,489
Loss in subsidiary attributed to non-controlling interest		–		–		(8,719,455)
Restructuring charges		–		–		(110,019)
Share payment for consulting services		–		–		2,746,501
Share payments received for options granted on mineral properties		–		–		(990,000)
Cash received from options granted on mineral properties		–		–		(497,423)
Stock-based compensation		–		362,336		2,170,150
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses and other		273		(16,231)		(4,286)
Decrease (Increase) in amounts receivable		1,568		–		(45,520)
Increase (Decrease) in amounts due to/from related parties		92,386		23,755		236,760
Increase (Decrease) in accounts payable		(45,257)		240,431		577,933
Increase (Decrease) in accrued expenses		(1,574)		(45,274)		306,980
Increase (Decrease) in other payables		28,649		38,119		132,369
Net Cash Used In Operating Activities		(32,547)		(622,444)		(9,509,504)
Investing Activities
Acquisition of property, plant and equipment		(1,709)		(331)		(205,600)
Cash payment for acquisition of mineral properties		–		–		(4,287,053)
Cash received from options granted on mineral properties		–		–		497,423
Proceeds of subsidiary stock issuances		–		–		1,600,300
Purchase of investment		–		–		(5,000)
Proceeds from sale of investments		–		–		242,511
Net Cash Used In Investing Activities		(1,709)		(331)		(2,157,419)
Financing Activities
Proceeds from note payable		–		–		26,475
Repayment of note payable		(1,320)		–		(26,475)
Proceeds from issuance of stock, net		–		286,975		11,853,071
Payment for cancellation of stock		–		–		(14,000)
Net Cash Provided By (Used In) Financing Activities		(1,320)		286,975		11,839,071
Net (Decrease) Increase In Cash and Cash Equivalents		(35,576)		(335,800)		172,148
Cash and Cash Equivalents at Beginning of Period		207,724		523,405		–
Cash and Cash Equivalents at End of Period		172,148		187,605		172,148

Supplemental Cash Flow information (Note 9)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
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

As of June 30, 2013, none of the Company’s mineral property interests had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As shown in the accompanying financial statements, the Company has a working capital deficit of $1,032,088 and an accumulated deficit of $17,979,040 incurred through June 30, 2013. The Company also has no revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to continue the exploration for gold and uranium. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended March 31, 2013, included in the Company’s Annual Report on Form 10-K filed June 28, 2013 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2013, and the results of its operations and cash flows for the three months ended June 30, 2013 and 2012. The results of operations for the period ended June 30, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
June 30, 2013
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Business Combinations

The Company follows the guidance in ASC 805, Business Combinations, and ASC 810, Consolidation. The net loss attributable to non-controlling interest recognized during the period from December 11, 2006 (date of inception) to June 30, 2013 was previously the minority interest held by certain passive shareholders at the consolidated financial statement level of Kilimanjaro, and whose interests were eliminated for accounting purposes by the August 7, 2009 share exchange agreement. The Company, after August 7, 2009, had no further non-controlling interests. As of June 30, 2013, a cumulative loss of $8,719,455 had been attributed to the non-controlling interest of the Company’s controlled subsidiary.

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of June 30, 2013, the Company had 36,169,734 potentially dilutive securities outstanding.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance or may be redeemed without significant penalties to be cash equivalents.

As of June 30, 2013 and March 31, 2013, the Company has approximately $2,200 and $2,500, respectively, deposited at FDIC insured banks in the United States. FDIC deposit insurance covers the balance of each depositor’s account up to $250,000 per insured bank.

As of June 30, 2013 and March 31, 2013, the Company has approximately $140,000 and $180,000, respectively, deposited at CDIC insured banks in Canada. CDIC deposit insurance covers the balance of each depositor’s account up to $100,000 per insured bank. These deposits include $6,555 (CAD$ 6,900) and $6,778 (CAD$ 6,900), respectively, of guaranteed investment certificates bearing variable interest at prime rate less 2.05% which is restricted in use for corporation credit cards.

As of June 30, 2013, the Company has Tanzania shillings of 2,100,000 (approximately $1,300) and $28,000 deposited in Tanzania. The Deposit Insurance Board in Tanzania insures up to 1,500,000 Tanzanian Shillings (approximately $900 as of June 30, 2013) per customer per bank. Any amount beyond the basic insurance amount may expose the Company to a loss.

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
June 30, 2013
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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of June 30, 2013.

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Financial Instruments (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of June 30, 2013 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2013
	$	$	$	$
Assets:
Cash and cash equivalents	172,148	–	–	172,148

k)	Foreign Currency Translation

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

At June 30, 2013, approximately $70,000 of property and equipment (March 31, 2013 - $78,000) is located in Tanzania and $11,000 (March 31, 2013 - $11,000) in Canada. Mineral properties totaling $501,400 (March 31, 2013 - $591,400) are located in Tanzania. Although Tanzania is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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
June 30, 2013
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

3.	Related Party Transactions and Balances

a)

As at June 30, 2013, the Company owed $236,760 (March 31, 2013 - $144,374) to five directors and officers of the Company. During the three months ended June 30, 2013, the Company incurred $9,000 (2012 - $9,000) of directors fees to a director, $Nil (2012 - $10,500) of geologist consulting fees to a director, $40,844 (2012 - $92,214) of salary to four directors and officers.

	b)	As at June 30, 2013, the Company held $41,966 (March 31, 2013 -$41,966) in trust with a company sharing a common director, which has been included in advances and deposits.

4.	Property and Equipment

Property and equipment consists of the following:

	As at June 30, 2013			As at March 31, 2013
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$
Mining tools and equipment	143,271	86,671	56,600	143,271	79,508	63,763
Motor vehicle	12,800	5,333	7,467	12,800	4,693	8,107
Furniture and equipment	12,127	6,800	5,327	12,127	6,194	5,933
Computer and software	37,402	25,448	11,954	35,693	24,308	11,385
	205,600	124,252	81,348	203,891	114,703	89,188

5.	Other Payables

As of June 30, 2013 and March 31, 2013, the Company withheld tax deductions of $132,369 and $103,720, respectively, to conform to local tax laws.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Expressed in US dollars)
(unaudited)

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

The following is a continuity of mineral property acquisition costs incurred during the three months ended June 30, 2013:

	Uyowa	Handeni	Buhemba	Total
	Project	Project	Project
	$	$	$	$
Balance, March 31, 2013	90,000	251,250	250,150	591,400
Impairment	(90,000)	-	-	(90,000)
Balance, June 30, 2013	-	251,250	250,150	501,400

The following is a continuity of accumulated mineral property exploration expenses:

							North			Other
	Kalemela	Geita	Kinyambwiga	Suguti	Singida	Uyowa	Mara	Handeni	Buhemba	Projects	Total
	$	$	$	$	$	$	$	$	$	$	$
Accumulated expenses, March 31, 2013	640,692	417,839	818,234	130,508	1,318,854	1,233,179	77,941	136,873	223,074	360,078	5,357,272
Exploration Expenditures:
Camp, Field Supplies and Travel	-	-	5,773	-	710	120	-	-	-	-	6,603
Drilling Cost	-	-	-	-	-	-	-	-	-	-	-
Geological Consulting and Wages	-	-	30,086	-	-	-	-	-	-	-	30,086
Geophysical and Geochemical	-	-	-	-	-	-	-	-	-	-	-
Parts and Equipment	-	-	6	-	-	-	-	-	-	-	6
Study and Report	-	-	4,878	-	-	-	-	-	-	-	4,878
Vehicle and Fuel expenses	-	-	1,315	-	-	-	-	-	-	-	1,315
	-	-	42,058	-	710	120	-	-	-	-	42,888
Accumulated expenses, June 30, 2013	640,692	417,839	860,292	130,508	1,319,564	1,233,299	77,941	136,873	223,074	360,078	5,400,160

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Expressed in US dollars)
(unaudited)

6.	Mineral Property Acquisition and Exploration Costs (continued)

	a)	Musoma Bunda - Kinyambwiga Project

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

On August 3, 2012, the Company announced that it intends to offer up to 120 units of royalty at $25,000 per unit to raise up to $3,000,000 from participants by selling up to 60% of the net proceeds of gold production of the Company’s Kinyambwiga gold project through royalty purchase agreements. Each unit will entitle the holder to receive ½ of 1 percent (1/2%) of the net proceeds of production from small scale mining operations up to 60% of the net proceeds of gold production. As of June 30, 2013, the Company has received subscription payments of $1,100,000 for 44 units.

	b)	Singida Project

On May 15, 2009, the Company signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of February 7, 2011, this director has entered into Mineral Properties Sales and Purchase agreements and addendums with various PML owners to acquire PMLs in the Singida area. As of June 30, 2013, the Company has 100% acquired 23 PMLs and 20 PMLs with net smelter production royalty payments. Under the terms of the mineral properties sales and purchase agreements the Company has completed option payments in the amount of $2,058,322.

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

As a part of the Geo Can Agreement the Company owns 100% interest in the Uyowa project’s prospecting licenses. On July 19, 2011, Guardian Investment Ltd, a related party, on behalf of the Company, entered into a mineral properties option agreement to acquire four primary mining licenses within the northern most prospecting license of the seven comprising the Uyowa Gold project. Total consideration includes:

		1)	paying $20,000 within 7 days after execution date. The payment was made on July 21, 2011;
		2)	paying $20,000 on or before the earlier of location of a drilling rig on each PML in good working condition or January 16, 2012. The payment was made on September 6, 2011;
		3)	paying a total amount of $450,000, of which $25,000 due in July 2012 (paid), $25,000 due in 2013 January(paid), $360,000 due in 2013 July (Unpaid) and $40,000 due in 2014 January;
		4)	a royalty of 1% of net profit interest may be purchased at any time after completing $400,000 of payments by paying $250,000 per PML.

The Company returned the licenses and the related capitalized acquisition costs of $90,000 were determined to be impaired as at June 30, 2013.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Expressed in US dollars)
(unaudited)

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

	e)	Buhemba Project

On April 20, 2011, the Company signed license purchase agreement to acquire one prospecting license. The total consideration was $112,150, of which $89,650 was paid on April 29, 2011 and $22,500 was paid on July 14, 2011. On June 14 and June 20, 2011 the Company paid a finder’s fee of $30,000 in cash and issued 400,000 common shares with a fair value of $108,000.

7.	Capital Stock

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of June 30, 2013, the Company has not issued any preferred stock.

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

The following table summarizes the continuity of the Company’s stock options:

Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
		$		$
Outstanding, March 31, 2013	9,520,000	0.12
Granted	–	–
Expired	–	–
Outstanding, June 30, 2013	9,520,000	0.12	1.59	–
Exercisable, June 30, 2013	9,520,000	0.12	1.59	–

At June 30 and March 31, 2013, the Company did not have any unvested options.

The following table summarizes the continuity of the Company’s warrants:

	Number of		Weighted-
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Upon	Exercise	Contractual	Intrinsic
	Exercise	Price	Life (years)	Value
		$		$
Outstanding, March 31, 2013	26,649,734	0.26
Granted	–	–
Expired	–	–
Outstanding, June 30, 2013	26,649,734	0.26	0.59	–

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Expressed in US dollars)
(unaudited)

8.	Stock Options and Warrants (continued)

The Company had the following warrants outstanding as of June 30, 2013:

	Exercise Price per
	Share	Shares Issuable
Expiration Date	$	Upon Exercise
August 13, 2013 (1)	0.40	4,790,700
August 13, 2013 (1)	0.60	4,790,700
April 17, 2014 (2)	0.12	14,285,000
August 16, 2014 (2)	0.12	2,783,334
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

9.	Supplemental Cash Flow Information

			Accumulated From
			December 11, 2006
	Three Months Ended		(Date of Inception) to
	June 30,		June 30,
	2013	2012	2013
	$	$	$
Non-cash Investing and Financing Activities
Accounts receivable payable exchanged for long-term investment	–	–	460,019
Accounts receivable exchanged for mineral property acquisition	–	–	1,039,981
Investment acquired for amount payable	–	–	12,530
Receivable exchange for long-term investment	–	–	10,000
Share payments received for options granted on mineral properties	–	–	990,000
Stock issued for mineral interest acquisition costs	–	–	7,904,400
Stock issued for services	–	–	2,382,523
Stock issued for subscription receivable	–	–	33,275
Stock issued to settle debt	–	–	230,227
Supplemental Disclosures
Interest paid	20	–	2,317
Income tax paid	–	–	–

10.	Commitments

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

ii.

issuing 300,000 stock options to the Consultant on November 1, 2012 and 2013, the Company will only grant the Consultant the additional stock options when the Company achieves a positive operating cash flow and upon the approval by the board of directors

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Expressed in US dollars)
(unaudited)

10.	Commitments (Continued)

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

d)

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

e)

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

11.	Subsequent Event

On August 13, 2013, 9,581,400 warrants issued in 2010 have expired unexercised.

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

Recent Corporate Developments

Since the commencement of the three months period ended June 30, 2013, we experienced the following significant corporate developments:

1.	On August 5, 2013, the Company completed and filed Environmental and Social Impact Assessment report for Kinyambwiga mining project with the Tanzanian government.

2.

In September 2012, the Company offered a total of up to 120 royalty units to raise a gross amount of $3,000,000 for a small scale mining operation on the Kinyambwiga property. Each unit will entitle investors to receive ½ of 1 percent (1%) of the net proceeds of production from the small-scale mining operation at Kinyambwiga. Up to 60% of the net proceeds of gold production are offered to investors. As of June 30, 2013 the Company received subscription payments of $1,100,000 for 44 units.

Our Current Business

We are an exploration stage corporation focused on acquiring, exploring and developing gold deposits in Tanzania, East Africa. We hold 7 prospective gold projects, consisting of 15 Prospecting Licenses (PLs) and 71 Primary Mining Licenses (PMLs) and 4 uranium projects consisting of 6 Prospecting Licenses, within our Tanzania property portfolio, covering approximately 1,512.26 square kilometers (373,687acres).

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

Prospective Gold Projects

The following is a brief overview of portfolio of prospective mineral properties, the exploration developments on them where applicable and some of the details of the historical option agreements for them. During the three months ended June 30, 2013, exploration work was confined to the Kinyambwiga project

Musoma Bunda Murangi Gold Project

The Musoma Bunda Murangi Project is now comprised of 2 Prospecting Licenses covering 33.47 square kilometers and 39 PMLs totaling 3.44 square kilometers. During the quarter, an additional 15 PML, adjoining the existing 24 PMLs owned by the Company, were applied for and acquired (Map 3). Furthermore, all the PMLs have subsequently been amalgamated into one License as part of the application for a Mining License.

No field exploration has been undertaken on the Kinyambwiga (PL 4653/2007) nor Suguti (PL PL3966/2006 ) Licenses during this period. The Murangi (PL4511/2007) was relinquished.

Exploration Strategy

The Kinyambwiga License has been reduced from 30.90 square kilometers to 13.47 square kilometers as part of the required Government relinquishment of 50 percent of the ground holdings on License renewal. The southern part of the License area, largely covered by black cotton soil and underlain by granitic rocks with no known artisanal workings, has been relinquished. The northern part of the License is host to the Kunanga 1 to 3 artisanal mine sites. The relinquished area is currently under application on account of a soil anomaly in the NE corner of the License.

The new artisanal mining site, located 1 kilometer along strike to the east of Kunanga 2, appears to have been abandoned. A recent influx of +500 artisanal miners have commenced mining the surface quartz rubble at Kunanga 3 in the northern part of the License.

An additional 15 PMLs, adjoining and covering the area immediately to the south and north of the current PML boundary has been granted. The amalgamation of all 39 PMLs has also been completed in order to facilate the Environmental Impact Assessment (EIA) study and the application for a Mining License to cover the area (Map 1).

Map 1: Plan showing the 24 PMLs plus the 15 additional PMLs that have now been amalgamated into a single license

The Kunanga 1 Prospect has been earmarked for small scale mining operations that is expected to proceed once necessary funding and the issuing of a Mining License has been achieved. Currently, the ESIA report has recently been completed and has been submitted to the National Environment Management Council (NEMC) for approval. Once the certificate of approval has been issued, an application for the Mining License, covering the amalgamated 39 PMLs will be made with the Ministry of Mines.

A scoping study involving metallurgical test work, mine planning and scheduling, details of which are included in the 1st Quarter Report, as well as financial evaluations have been undertaken on the prospect. A total capital investment of US$3M has been targeted for the project.

Mine Planning

The Kunanga 1 Prospect comprises of a small gold conceptual target that based on 40 meter spaced reverse circulation drill sections and trenches may contain gold bearing mineralized material of between 600,000 and 1,000,000 tonnes at grades between 1.50 and 2.00 gpt in the three vein structures at Kanunga 1 within the first 150 and 200 meters of surface. Continuity of the narrow quartz veins appears to extend for a strike length of some 500 meters.

The potential quantity and grade of these targets are conceptual in nature. There has been insufficient exploration to define a mineral resource and that it is uncertain if further exploration will result in the target being delineated as a mineral resource. The conceptual target has been determined on the basis of trenching, mapping, geophysics and both RC and RAB drilling.

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

The proposed site plan showing location of pit, waste dumps and processing plant is shown in Map 2.

Map 2: Site plan showing position of the rock waste dump tailings dam and the pit. 100 meter and 200 meter buffer zone from the pit and representing an area of non inhabitation and limited farming activities, as per requirement by the Mining Act of Tanzania, is indicated.

Based on the results of the test pit undertaken in the 1st Quarter, a pit slope of 55-60 degrees was re-modeled for the open pit, using 10 meter x 7 meter benches (Map 3 & Map 4). The last bench in the 40m pit would be steeper depending upon the reach of the equipment and rock strength of the pit walls to a depth of 40 meters.

The rock dump and tailings dam have been re-designed (Map 5 & Map 6) to accommodate approximately 1.5M tons and 260,000 tons respectively – the estimated amount of rock to be mined to a depth of 40 meters.

Map 3: Plan view of the open pit on the Kunanga 1 showing the access ramp and benches

Map 4: Longitudinal and cross sections of the Kunanga 1 Pit

Map 5: Plan and profile section of the rock waste dump

Map 6: Plan and profile section of the tailings dam

The Mining and Mill plan is designed for processing 300 tonnes per day (Chart 1).

Chart 1: Flow sheet diagram showing the conceptual processing plant

Environmental Impact Assessment Study

In order to apply for a Mining License over the 39 PMLs that overlie the Kunanga 1 Prospect, an Environmental Impact Assessment (ESIA) study must first be carried out and an ESIA Certificate obtained.

TANSHEQ, a local Tanzanian consulting firm specializing in Environmental Management, was awarded the contract to undertaken the Environmental Impact Assessment study on the Kunanga 1 Prospect.

Fieldwork by TANSHEQ commenced in December 2012 and by March 2013 a Baseline study and a preliminary Environmental Impact Assessment report had been completed and submitted to the Tanzanian Government’s National Environmental Management Council (NEMC). Based upon this report, NEMC led a field investigation in May 2013 in which both the environmental and social aspect of the project was discussed with local and Government stakeholders in the area. Various issues were resolved which led to the finalizing of the technical requirements as outlined in the draft report. The Final EIA report has recently been submitted to NEMC.

During the Quarter, the Company embarked on an awareness campaign with the Ministry of Mines, Environment, Lands, and Water affairs as well as with the local inhabitants of the area who would be effected by the planned small scale mining project at Kunanga 1. After many meetings with the local District representatives together with the village council and inhabitants, the majority of all stakeholders voted in favor for the planned project.

Future work

The completion of the EIA report and awarding of the Mining License is of top priority. Only once this License has been obtained, can the Company finalize its decision on whether to proceed with the mine plan.

The prospective area to the east of the Kunanga 1 Prospect Exploration and referred to as the Kunanga School Anomaly requires follow-up investigation.

The anomalous stone layer as encountered from previous RAB drilling during 2009 as well as the soil anomaly over the school requires further investigation. A number of auger drill traverses are planned to test the strike towards the SW where a number of anomalous soil samples have been indicated (Map 7). Since this area was previously relinquished as part of the Government requirement to reduce the PL area by 50 percent, an application to renew the area of “shed-off” is pending approval by the Ministry of Mines.

Map 7: Kanunga 1 East and School soil anomalies

A recent influx of +500 artisanal miners have centered on the Kunanga 3 Prospect, situated approximately 1 kilometer to the north of Kunanga 1 (Map 8). The prospect consists of abundant quartz float covering an area of 200 meters x 200 meters which has been the site for periodic artisanal activity over the years. Trenching and reverse circulation drilling intersected a number of narrow discontinuous quartz veins (Map 9).

Map 8: Distribution of recently acquired PMLs(green and purple blocks) and showing positions of Kunanga 1, 2 and 3 prospects as well as the Kunanga School gold-in-soil anomaly in the eastern part of the Kinyambwiga licenses

Map 9: Kanunga 3 prospect showing results of trenching and drilling undertaken across the area.

Suguti (PL3966/2006)

No exploration work has been undertaken on the Suguti License during the Quarter.

The Company decided not to place an application bid in for the northern part of the Suguti License, preferring to reserve the exploration funds for more advanced projects within the Company portfolio.

Murangi(PL4511/2007)

The Murangi License (PL4511/2007) was been relinquished during the Quarter with no further exploration being undertaken during this period.

Singida Gold Project

No exploration work was undertaken during the Quarter

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

No exploration work was undertaken on either of the Licenses during the Quarter

Kiabakari East (PL7142/2011)

The Kiabakari East Project is located approximately 55 kilometers southeast of Musoma town, in the Mara Region. The PL, covering 14.94 square kilometers and lying within the central part of the Musoma-Mara Greenstone Belt, was granted to Lake Victoria Resources by the Ministry of Mines in April 2011.

No exploration work was undertaken during the Quarter

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

Maji Moto Gold Project (HQ-P23869)

A recent acquisition to the North Mara group of Licenses is the Maji Moto License that was awarded to the Company by the Ministry of Mines through application and tender in April 2012. The License is situated in the North Mara Greenstone Belt (Eastern Musoma Goldfields) approximately 28 kilometers to the SW of African Barrick’s North Mara Gold Mine (Map 10).

Map 10: Location map of Maji Moto HQ-P23869

Note: HQ-O23869 is the Application number. The License has yet to be allocated a PL number by the Ministry. Artisanal workings: Three artisanal sites are present in the northern part of the License (Map 11):

1.

Located at Kitarahota Hill, some 2 kilometres east of Maji Moto village is actively being mined by a relatively small group of artisanal miners. The site, located on the lower slope of the Kitarahota Hill, consists mostly of surface workings.

2.	Nyamarubiti Hill, located in the north-eastern arm of the License was an active artisanal site in 1980s and is only being worked sporadically by a handful of artisanal miners.
3.

Kebosi Hill, situated on the NW arm of the PL and east of the much larger Kitengara Hill. This site does not appear to be as extensively mined as site 2 and is currently not being mined by artisanal miners.

Map 11: Geology of HQ-P23869

Other than a reconnaissance visit to the License, exploration has not yet commenced.

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

Uyowa Gold Project

The Uyowa Gold project, located 120 kilometers northwest of Tabora town, previously consisted of seven (7) Prospecting Licenses (PLs) that initially covered a total area of 729.73 square kilometers in the west-central area of Tanzania. Due to increased Ministerial costs of annual renewals coupled with the Company’s objective to focus its exploration efforts on more potentially viable ground holding, the number of licenses has been reduced to 4 PLs amounting to 328.47 square kilometers (Map 12).

No exploration work was undertaken on any of the Licenses during the Quarter.

Map 12: Current license holdings of the Uyowa Poject

Future exploration

Interpretation of the ground magnetic survey suggests the presence of a graben structure that coincides with the last of the artisanal workings on the western side of known mineralized zone. The area, unlike the artisanal site where laterite is often exposed on surface, is overlain by sand cover for some 500 meters to the west before lateritic soils are again present suggesting possible continuation of the mineralized trend further to the west. Landsat imagery clearly shows areas of laterite and lateritic soil over the area. Based on the recent soil geochemistry results, follow up specific soil sampling is planned across the interpolated trend of gold mineralization to both the west and east of the artisanal workings covering a total strike length of 3.5 kilometers.

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

Follow-up investigation using possibly both methods of soil sampling will be undertaken across a number of ground magnetic targets in order to prioritize targets for later testing by RAB drilling.

Reverse Circulation infill drilling is recommended on 40 meter spaced N-S sections across the artisanal site in order to undertake a resource calculation. Furthermore, part of the program will also focus on testing the soil anomaly along strike.

Handeni Gold Project

The Handeni Project, comprising of PL4816/2007 and covering a total area of 16.24 square kilometers, is located approximately 240 kilometers by road north-west of Dar es Salaam and some 30 kilometers south of Handeni town within the Handeni District (Map 13).

Map 13: Location map of the Handeni Project showing PL4816/2007 in red.

Exploration

No exploration was undertaken on the Handeni Project during the Quarter. A brief summary of the status of proposed future exploration of PL4816/2007 is given:

Future exploration

An infill soil sampling programme on 100 meter x 25 meter grid is planned across the Mkulima Hill (188 samples) in order to better define the apparent gold anomalies prior to commencing a trenching programme across the main anomalous zones. Should a trenching programme be warranted, further soil sampling on 100 meter x 50 meter grid is proposed around the hill on 200 meter x 50 meter grid (623 samples) to increase the area of investigation and strike extend of the gold anomalies.

Kahama Project

Kahama South (PL6437/2011)

The Kahama South Project area is situated approximately 35 kilometres south of the town of Kahama in the central part of Tanzania. It covers an area of 183.05 square kilometres within the Kahama Greenstone Belt.

Exploration

Regional exploration has been conducted across the License, together with the adjoining License (PL6341/2010) to the north that has since been relinquished (Map 14), and includes:

  Regional mapping
  Ground Magnetic survey

Details of the exploration undertaken are presented in the 1st Quarter (2013) report.

The underlying geology of the License comprise of granitic rocks. No artisanal activity is present and no geochemical indications of any existing gold anomalies were found in the License.

The License is scheduled to be relinquished.

Map 14: Location and geology map of the Kahama South Project

Kahama Shinyanga (PL3439/2005).

The Kahama Shinyanga project (PL 3539/2005) is located in central to northern Tanzania, is about 130 kilometers north from the Kahama South Project,110 kilometers northwest of the town of Shinyanga and 50 kilometers southeast from Bulyanhulu Mine. The License area covers 48 square kilometers.

A brief period of exploration involving ground magnetic surveys and regional mapping was conducted before the License was relinquished in June 2012.

Details of the exploration undertaken upto June 2012 are presented in the 1st Quarter (2013) report.

North Mara Gold Projects

The North Mara Gold Project, comprising of 2 Prospecting Licenses totaling 39.82 square kilometers. Reconnaissance exploration indicated poor potential to discover an economic resource within the near future. Minor, or lack thereof, of artisanal activity is evident on these Licenses.

No exploration activities were undertaken on any of the two Licenses during the Quarter.

The remaining Licenses, Utegi PL4873/2007 and Kubiasi Kiserya PL4833/2007 are considered to have low gold potential and are to be relinquished in the near future

Uranium Projects

The Company currently holds 4 Prospecting Licenses for Uranium, located in the SW part of Tanzania and covering 684.23 square kilometers. Due to the economic downturn on Uranium exploration coupled with the Company’s intention to stream line its gold portfolio, these Licenses will be relinquished once their rental term expires.

General

The following is a discussion and analysis of our plan of operation and results of operations for the three month period ended June 30, 2013, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Plan of Operation

As of June 30, 2013, we had negative working capital of approximately $1,032,000. We plan to spend approximately $50,000 for our property acquisitions and holding costs and $2,000,000 for development and production of small scale mining for the next twelve months, with work being conducted on several projects including soil sampling, trenching and drilling. We will need to raise additional funds to finance the exploration activities on our projects. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders. Our estimated expenses over the next twelve months are as follows:

Cash Requirements during the Next Twelve Months

Expense	($)
Property acquisition and holding costs	50,000
Mine development and production costs	2,000,000
Professional fee	100,000
General and administration fee	500,000
Total	2,650,000

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

RESULTS OF OPERATIONS

Three and Nine Month Summary

	Three Months Ended
	June 30,
	2013	2012
Revenue	$-	$-
Expenses	390,476	1,238,495
Other income (expenses)	182,335	(5,818)
Net Income (Loss)	$(208,141)	$(1,244,313)

Revenue

We had no operating revenues for the three month period ended June 30, 2013 and 2012. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations.

Operating Costs and Expenses

The major components of our expenses for the three and nine months ended June 30, 2013 and 2012 are outlined in the table below:

	Three Months Ended
	June 30,
	2013	2012

Amortization and depreciation	9,549	10,183
Exploration costs	42,888	517,021
General and administrative	47,319	90,246
Impairment of mineral property acquisition costs	90,000	8,550
Management and director fees	9,000	9,000
Professional fees	61,032	91,161
Salaries	118,513	136,672
Stock-based compensation	–	362,336
Travel and accommodation	12,175	13,326
Total Expenses	390,476	1,238,495

General and Administrative Expenses

The Company reported a loss of $390,476 for the three months ended June 30, 2013 compared with a loss of $1,238,495 for same period in fiscal 2012. The decreased loss in the current period is mainly attributed to decreased exploration costs, mineral acquisition costs and stock-based compensation expenses.

The $42,927 decrease in our general and administrative expenses for the three month period ended June 30, 2013 as compared to the same period in fiscal 2012 was primarily due to the decrease in office expenses, promotion and shareholder relationship expenses.

Liquidity and Capital Resources

Working Capital

	June 30, 2013	March 31, 2013
Current Assets	$221,954	$259,371
Current Liabilities	1,254,042	1,181,158
Working Capital	$(1,032,088)	$(921,787)

Cash Flows

Three Months Ended
June 30, 2013
Cash used in Operating Activities	$(32,547)
Cash used in Investing Activities	(1,709)
Cash provided by Financing Activities	(1,320)
Net Increase (Decrease) in Cash	$(35,576)

We had a cash balance of approximately $172,000 and negative working capital of $1,032,000 as of June 30, 2013 compared to cash of $208,000 and working capital of $922,000 as of March 31, 2013. The decrease of cash balance and working capital primarily due to cash spent on exploration and general and administration expenses. We anticipate that we will incur approximately $2,650,000 for operating expenses, including professional, legal and accounting expenses during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Going Concern

The unaudited financial statements accompanying our quarterly report on Form 10-Q for the quarter ended June 30, 2013 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2013, we had a cash balance of approximately $172,000 and we estimate that we will require approximately $500,000 for general and administration costs and professional fees, and $2,000,000 for property acquisition holding and small-scale mining evaluation, development and production costs associated with our plan of operation over the next twelve months. We do not have sufficient funds for general and administration activities and planned mineral property acquisition and exploration activities and therefore we will be required to raise additional funds. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders.

The advancement of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We had an approximate cash balance of $172,000 and negative working capital of $1,032,000 as of June 30, 2013 compared to a cash balance of $523,000 and working capital of $367,000 as of March 31, 2012 and we estimate that we will require approximately $2,650,000 for costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We intend to raise additional funds from another equity offering or loans. At the present time, we are attempting to raise additional money, but there is no assurance that we will be successful. If we need additional funds and are unable to raise them, we will have to suspend or cease operations until we succeed in raising additional funds.

Outstanding shares and options

As of August 14, 2013, we have 114,554,067 shares of common stock outstanding, 9,520,000 stock options outstanding and 26,649,734 warrants outstanding.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2014, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

10.20	Amendment to Mineral Financing Agreement between the Company and Ahmed Magoma dated October 27, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.21	Declaration of Trust of Geo Can Resources Company Limited dated July 23, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.22	Form of Subscription Agreement for non US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)
10.23	Form of Subscription Agreement for US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)
10.24	Consulting Agreement dated April 26, 2011 between David Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.25	Consulting Agreement dated April 26, 2011 between Roger Newell and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.26	Employment Agreement dated April 26, 2011 between Heidi Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.27	Employment Agreement dated April 26, 2011 between Ming Zhu and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.28	Geita Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.29	Kalemela Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.30	North Mara Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

Exhibit
Number	Description
10.31	Singida Option Agreement dated May 6, 2011 among Otterburn Ventures Inc., the Company and Ahmed Abubakar Magoma (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.32	Form of Royalty Purchase Agreement (incorporated by reference from our Current Report on Form 8-K filed on September 13, 2012)
10.33*	Finder’s Fee Agreement with Berkshire Investment Ltd
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
16.1	Letter dated October 8, 2010 from BehelerMick PS (incorporated by reference from our Current Report on Form 8-K filed on October 8, 2010)
21.1	List of Subsidiaries (incorporated by reference from our from our Annual Report on Form 10-K filed on June 29, 2012)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.2	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
99.3	Disclosure Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE VICTORIA MINING COMPANY, INC.

By	/s/ David Kalenuik
David Kalenuik
President, and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2013

By	/s/ Ming Zhu
Ming Zhu
Chief Financial Officer
(Principal Accounting Officer and Principal
Financial Officer)

Date:	August 14, 2013