Form 10-Q
period 2013-09-30
Lake Victoria Mining Company, Inc.
filed 2013-11-14
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of November 14, 2013, there were 114,554,067 shares of common stock, par value $0.00001, outstanding.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)

September 30, 2013

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	September 30,	March 31,
	2013	2013
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	75,517	207,724
Prepaid expenses and other (Note 3(b))	75,286	51,647
Total Current Assets	150,803	259,371
Property and Equipment (Note 4)	71,731	89,188
Mineral Properties (Note 6)	501,400	591,400
Total Assets	723,934	939,959

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	644,096	623,190
Accounts payable to related party (Note 3(a))	258,055	144,374
Accrued expenses	306,980	308,554
Other payables (Note 5)	163,228	103,720
Notes payable	14,635	1,320
Total Liabilities	1,386,994	1,181,158

Nature of Operations and Going Concern (Note 1)
Commitments (Note 6 and 10)
Subsequent Events (Note 11)
Stockholders’ Deficit
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; No shares issued and outstanding (Note 7)	–	–
Common Stock, 250,000,000 shares authorized, $0.00001 par value; 114,554,067 shares issued and outstanding (March 31, 2013 - 114,554,067) (Note 7)	1,146	1,146
Additional Paid-in Capital	17,528,554	17,528,554
Deficit Accumulated During the Exploration Stage	(18,192,760)	(17,770,899)
Total Stockholders’ Deficit	(663,060)	(241,199)
Total Liabilities and Stockholders’ Deficit	723,934	939,959

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

					Accumulated From
					December 11, 2006
	Three Months Ended		Six Months Ended		(Date of Inception)
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Depreciation	9,616	10,184	19,165	20,367	133,868
Exploration costs (Notes 3 and 6)	34,408	105,209	77,296	622,230	5,434,568
General and administrative	38,859	55,337	86,178	145,583	2,674,995
Impairment of mineral property acquisition costs (Note 6)	–	–	90,000	8,550	11,690,053
Management and director fees	9,000	9,000	18,000	18,000	610,017
Professional and consulting fees (Note 3)	19,772	29,462	80,804	120,623	3,932,705
Salaries (Note 3)	113,585	123,047	232,098	259,719	1,448,540
Stock-based compensation (Note 8)	–	–	–	362,336	2,170,150
Travel and accommodation	3,321	3,941	15,496	17,267	470,182

Total Operating Expenses	228,561	336,180	619,037	1,574,675	28,565,078

Operating Loss	(228,561)	(336,180)	(619,037)	(1,574,675)	(28,565,078)

Other Income (Expenses)
Loss on sales of investments	–	–	–	–	(752,489)
Foreign exchange loss	(10,221)	(1,617)	(2,866)	(7,438)	(168,293)
Interest income	62	302	62	305	11,391
Interest expense	–	(721)	(20)	(721)	(2,317)
Loss on debt settlement	–	–	–	–	(63,752)
Other income	–	–	–	–	15,900
Proceeds from sale of royalty interests (Note 6(a))	25,000	–	200,000	–	1,125,000
Income from options granted on mineral properties	–	–	–	–	1,487,423

Total Other Income (Expenses)	14,841	(2,036)	197,176	(7,854)	1,652,863
Net Loss and Comprehensive Loss	(213,720)	(338,216)	(421,861)	(1,582,529)	(26,912,215)
Net Loss and Comprehensive Loss Attributable to Non- Controlling Interest	–	–	–	–	8,719,455
Net Loss and Comprehensive Loss Attributable to the Company	(213,720)	(338,216)	(421,861)	(1,582,529)	(18,192,760)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.01)
Weighted Average Shares Outstanding	114,554,067	113,132,146	114,554,067	111,128,138

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

			Accumulated From
			December 11, 2006
	Six Months Ended		(Date of Inception) to
	September 30,		September 30,
	2013	2012	2013
	$	$	$
Operating Activities
Net Loss	(421,861)	(1,582,529)	(18,192,760)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	19,165	20,367	133,868
Directors' compensation share payments	–	–	35,000
Impairment of mineral property acquisition cost	90,000	8,550	11,690,053
Loss on debt settlement	–	–	63,752
Loss on sales of investments	–	–	752,489
Loss in subsidiary attributed to non-controlling interest	–	–	(8,719,455)
Restructuring charges	–	–	(110,019)
Share payment for consulting services	–	–	2,746,501
Share payments received for options granted on mineral properties	–	–	(990,000)
Cash received from options granted on mineral properties	–	–	(497,423)
Stock-based compensation	–	362,336	2,170,150
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses and other	(23,639)	(8,915)	(26,173)
Decrease (Increase) in amounts receivable	–	–	(49,112)
Increase (Decrease) in amounts due to/from related parties	113,681	97,476	258,055
Increase (Decrease) in deposits received	–	150,000	–
Increase (Decrease) in accounts payable	20,907	294,774	644,096
Increase (Decrease) in accrued expenses	(1,574)	(47,094)	306,980
Increase (Decrease) in other payables	59,508	78,815	163,228
Net Cash Used In Operating Activities	(143,813)	(626,220)	(9,620,770)
Investing Activities
Acquisition of property and equipment	(1,709)	(331)	(205,600)
Cash payment for acquisition of mineral properties	–	(25,000)	(4,287,053)
Cash received from options granted on mineral properties	–	–	497,423
Proceeds of subsidiary stock issuances	–	–	1,600,300
Purchase of investment	–	–	(5,000)
Proceeds from sale of investments	–	–	242,511
Net Cash Used In (Provided by) Investing Activities	(1,709)	(25,331)	(2,157,419)
Financing Activities
Proceeds from note payable	14,635	9,142	41,110
Repayment of note payable	(1,320)	–	(26,475)
Proceeds from issuance of stock, net	–	287,000	11,853,071
Payment for cancellation of stock	–	–	(14,000)
Net Cash Provided By Financing Activities	13,315	296,142	11,853,706
Net (Decrease) Increase In Cash and Cash Equivalents	(132,207)	(355,409)	75,517
Cash and Cash Equivalents at Beginning of Period	207,724	523,405	–
Cash and Cash Equivalents at End of Period	75,517	167,996	75,517

Supplemental Cash Flow information (Note 9)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
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

As of September 30, 2013, none of the Company’s mineral property interests had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As shown in the accompanying financial statements, the Company has a working capital deficit of $1,236,191 and an accumulated deficit of $18,192,760 incurred through September 30, 2013. The Company also has no revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to continue the exploration for gold and uranium. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2013, and the results of its operations and cash flows for the six months ended September 30, 2013 and 2012. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
September 30, 2013
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Business Combinations

The Company follows the guidance in ASC 805, Business Combinations, and ASC 810, Consolidation. The net loss attributable to non-controlling interest recognized during the period from December 11, 2006 (date of inception) to September 30, 2013 was previously the minority interest held by certain passive shareholders at the consolidated financial statement level of Kilimanjaro, and whose interests were eliminated for accounting purposes by the August 7, 2009 share exchange agreement. The Company, after August 7, 2009, had no further non-controlling interests. As of September 30, 2013, a cumulative loss of $8,719,455 had been attributed to the non-controlling interest of the Company’s controlled subsidiary.

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of September 30, 2013, the Company had 26,588,334 potentially dilutive securities outstanding.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance or may be redeemed without significant penalties to be cash equivalents.

As of September 30, 2013 and March 31, 2013, the Company has approximately $2,000 and $2,500, respectively, deposited at FDIC insured banks in the United States. FDIC deposit insurance covers the balance of each depositor’s account up to $250,000 per insured bank.

As of September 30, 2013 and March 31, 2013, the Company has approximately $55,000 and $180,000, respectively, deposited at CDIC insured banks in Canada. CDIC deposit insurance covers the balance of each depositor’s account up to $100,000 per insured bank. These deposits include $6,691 (CAD$ 6,900) and $6,778 (CAD$ 6,900), respectively, of guaranteed investment certificates bearing variable interest at prime rate less 2.05% which is restricted in use for corporation credit cards.

As of September 30, 2013, the Company has Tanzania shillings of 704,000 (approximately $430) and $18,000 deposited in Tanzania. The Deposit Insurance Board in Tanzania insures up to 1,500,000 Tanzanian Shillings (approximately $915 as of September 30, 2013) per customer per bank. Any amount beyond the basic insurance amount may expose the Company to a loss.

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
September 30, 2013
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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of September 30, 2013.

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Financial Instruments (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of September 30, 2013 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2013
	$	$	$	$
Assets:
Cash and cash equivalents	75,517	–	–	75,517

k)	Foreign Currency Translation

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

At September 30, 2013, approximately $62,000 of property and equipment (March 31, 2013 - $78,000) is located in Tanzania and $10,000 (March 31, 2013 - $11,000) in Canada. Mineral properties totaling $501,400 (March 31, 2013 - $591,400) are located in Tanzania. Although Tanzania is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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
September 30, 2013
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

a)

As at September 30, 2013, the Company owed $258,055 (March 31, 2013 - $144,374) to five directors and officers of the Company. During the six months ended September 30, 2013, the Company incurred $18,000 (2012 - $18,000) of directors fees to a director, $Nil (2012 - $21,000) of geologist consulting fees to a director, $218,801 (2012 - $202,613) of salary to four directors and officers.

	b)	As at September 30, 2013, the Company held $44,986 (March 31, 2013 -$41,966) in trust with a company sharing a common director, which has been included in prepaid expenses and other.

4.	Property and Equipment

Property and equipment consists of the following:

	As at September 30, 2013			As at March 31, 2013
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$
Mining tools and equipment	143,271	93,834	49,437	143,271	79,508	63,763
Motor vehicle	12,800	5,972	6,828	12,800	4,693	8,107
Furniture and equipment	12,127	7,408	4,719	12,127	6,194	5,933
Computer and software	37,402	26,655	10,747	35,693	24,308	11,385
	205,600	133,869	71,731	203,891	114,703	89,188

5.	Other Payables

As of September 30, 2013 and March 31, 2013, the Company withheld tax deductions of $163,228 and $103,720, respectively, to conform to local tax laws.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
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

The following is a continuity of mineral property acquisition costs incurred during the six months ended September 30, 2013:

	Uyowa	Handeni	Buhemba
	Project	Project	Project	Total
	$	$	$	$
Balance, March 31, 2013	90,000	251,250	250,150	591,400
Impairment	(90,000)	-	-	(90,000)
Balance, September 30, 2013	-	251,250	250,150	501,400

The following is a continuity of accumulated mineral property exploration expenses:

	Kalemela	Geita	Kinyambwiga	Suguti	Singida	Uyowa	North Mara	Handeni	Buhemba	Other Projects	Total
	$	$	$	$	$	$	$	$	$	$	$
Accumulated expenses, March 31, 2013	640,692	417,839	818,234	130,508	1,318,854	1,233,179	77,941	136,873	223,074	360,078	5,357,272

Exploration Expenditures:
Camp, Field Supplies and Travel	-	-	9,040	-	1,253	456	-	-	-	-	10,749
Drilling Cost	-	-	-	-	-	-	-	-	-	-	-
Geological Consulting and Wages	-	-	60,229	-	-	119	-	-	-	-	60,348
Geophysical and Geochemical	-	-	-	-	-	-	-	-	-	-	-
Parts and Equipment	-	-	6	-	-	-	-	-	-	-	6
Study and Report	-	-	4,878	-	-	-	-	-	-	-	4,878
Vehicle and Fuel expenses	-	-	1,315	-	-	-	-	-	-	-	1,315
	-	-	75,468	-	1,253	575	-	-	-	-	77,296

Accumulated expenses, September 30, 2013	640,692	417,839	893,702	130,508	1,320,107	1,233,754	77,941	136,873	223,074	360,078	5,434,568

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
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

On August 3, 2012, the Company announced that it intends to offer up to 120 units of royalty at $25,000 per unit to raise up to $3,000,000 from participants by selling up to 60% of the net proceeds of gold production of the Company’s Kinyambwiga gold project through royalty purchase agreements. Each unit will entitle the holder to receive ½ of 1 percent (1/2%) of the net proceeds of production from small scale mining operations up to 60% of the net proceeds of gold production. As of September 30, 2013, the Company has received subscription payments of $1,125,000 for 45 units.

	b)	Singida Project

On May 15, 2009, the Company signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of February 7, 2011, this director has entered into Mineral Properties Sales and Purchase agreements and addendums with various PML owners to acquire PMLs in the Singida area. As of September 30, 2013, the Company has 100% acquired 23 PMLs and 20 PMLs with net smelter production royalty payments. Under the terms of the mineral properties sales and purchase agreements the Company has completed option payments in the amount of $2,058,322.

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

As a part of the Geo Can Agreement the Company owns 100% interest in the Uyowa project’s prospecting licenses. On July 19, 2011, Guardian Investment Ltd, a related party, on behalf of the Company, entered into a mineral properties option agreement to acquire four primary mining licenses within the northern most prospecting license of the seven comprising the Uyowa Gold project. Total consideration includes:

1)	paying $20,000 within 7 days after execution date. The payment was made on July 21, 2011;
2)	paying $20,000 on or before the earlier of location of a drilling rig on each PML in good working condition or January 16, 2012. The payment was made on September 6, 2011;
3)	paying a total amount of $450,000, of which $25,000 due in July 2012 (paid), $25,000 due in 2013 January(paid), $360,000 due in 2013 July, and $40,000 due in 2014 January;
4)	a royalty of 1% of net profit interest may be purchased at any time after completing $400,000 of payments by paying $250,000 per PML.

The Company returned the licenses and the related capitalized acquisition costs of $90,000 were determined to be impaired during the three months ended June 30, 2013.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
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

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of September 30, 2013, the Company has not issued any preferred stock.

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

The following table summarizes the continuity of the Company’s stock options:

Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
		$		$
Outstanding, March 31, 2013	9,520,000	0.12
Granted	–	–
Expired	–	–
Outstanding, September 30, 2013	9,520,000	0.12	1.34	–

Exercisable, September 30, 2013	9,520,000	0.12	1.34	–

At September 30, 2013 and March 31, 2013, the Company did not have any unvested options. The following table summarizes the continuity of the Company’s warrants:

	Number of		Weighted-
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Upon	Exercise	Contractual	Intrinsic
	Exercise	Price	Life (years)	Value
		$		$
Outstanding, March 31, 2013	26,649,734	0.26
Granted	–	–
Expired	(9,581,400)	0.50
Outstanding, September 30, 2013	17,068,334	0.12	0.60	–

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
(Expressed in US dollars)
(unaudited)

8.	Stock Options and Warrants (continued)

On August 13, 2013, 9,581,400 warrants issued in 2010 have expired unexercised. The Company had the following warrants outstanding as of September 30, 2013:

	Exercise Price per
	Share	Shares Issuable
Expiration Date .	$	Upon Exercise
April 17, 2014 (1)	0.12	14,285,000
August 16, 2014 (1)	0.12	2,783,334
		17,068,334

(1) These redeemable warrants are callable by the Company if the closing sales price of the common shares is equal to or greater than $0.18 per common share in 10 consecutive trading days.

9.	Supplemental Cash Flow Information

			December 11, 2006
	Six Months Ended		(Date of Inception) to
	September 30,		September 30,
	2013	2012	2013
	$	$	$
Non-cash Investing and Financing Activities
Accounts receivable payable exchanged for long-term investment	–	–	460,019
Accounts receivable exchanged for mineral property acquisition	–	–	1,039,981
Investment acquired for amount payable	–	–	12,530
Receivable exchange for long-term investment	–	–	10,000
Share payments received for options granted on mineral properties	–	–	990,000
Stock issued for mineral interest acquisition costs	–	–	7,904,400
Stock issued for services	–	–	2,382,523
Stock issued for subscription receivable	–	–	33,275
Stock issued to settle debt	–	–	230,227
Supplemental Disclosures
Interest paid	–	721	2,317
Income tax paid	–	–	–

10.	Commitments

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
September 30, 2013
(Expressed in US dollars)
(unaudited)

10.	Commitments (Continued)

b)

On October 7, 2010, the Company entered into a consulting agreement with Misac Noubar Nabighian to provide geophysical data processing and geophysical data interpretation services to the Company in consideration for:

i.

granting the Consultant an option to acquire 120,000 shares of common stock of the Company pursuant to the terms of the Company’s 2010 Stock Option Plan, at an exercise price of $0.29 per share, exercisable until October 7, 2013 and vesting immediately. On October 7, 2010, the Company granted 120,000 options to the Consultant. On November 4, 2011, the Company re-priced the exercise price of 120,000 stock options with an exercise price of $0.29 per share to $0.15 per share. The maturity date was also extended from October 7, 2013 to November 4, 2014;

		ii.	paying the Consultant 0.5% of the net proceeds from the sale of any mining properties;

iii.

granting the Consultant a royalty on producing properties as follows: (a) $1.00 per ounce of gold produced or 0.25% of net smelter returns (as such term is defined in the Agreement), whichever is greater, and (b) 0.25% of net smelter returns for all other commercial production.

The agreement is for a term of 36 months and may be renewed at the option of the Company upon 30 days written notice. The agreement was renewed on October 1, 2013 (see Note 11).

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

f)	On August 14, 2013, the Company entered into an advisory fee agreement with Strategic Partner (“Strategic”), wherein the Company agreed to pay Strategic a success fee as follows,

	1)	Upon the completion of purchase transaction, a cash fee equal to 10% of consideration

2)

Upon completion of a financing, a cash fee equal to 10% of the gross standby, debt facility provided or arranged by the introduced Strategic, a cash commission equal to 5% of the amount drawn will be paid until such time the facility is exhausted.

The term of the advisory fee agreement is one year.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
(Expressed in US dollars)
(unaudited)

11.	Subsequent Events

a)

On October 1, 2013, the Company extended the term of the consulting agreement with Misac Noubar Nabighian. The new agreement expires on September 30, 2016 and may be renewed at the option of the Company upon 30 days written notice.

b)

On October 25, 2013, the Company entered into a financial advisory agreement with Stope Capital Advisors to secure a commitment to raise equity or debt capital, in the gross amount of $4,200,000, to fund the Company’s Kinyambwiga project. The Company agreed to pay a monthly retainer fee of $2,500 and the additional cash fees as follows:

		i.	7% of the principal amount of the equity financing

		ii.	6% of the principal amount of the debt financing

		iii.	5% of the value of the Company in case of a change of control in the form of amalgamation, business merger or acquisition by another company.

iv.

A warrant to purchase shares of the Company’s common stock in the amount equal to 3% of the number of the Company’s fully diluted shares outstanding as of the date of the agreement. The warrant will be granted on the successful closing of the $4,200,000 financing. If the gross amount of the financing is less than $4,200,000, then it will be calculated on a pro rata basis.

The term of agreement will be three months and may be extended mutually on a monthly basis thereafter.

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

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to have the forward-looking statements to actual results.

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

Recent Corporate Developments

Since the commencement of the second quarter ended September 30, 2013, we experienced the following significant corporate developments:

1.	On August 2, 2013, the Company completed and filed Environmental and Social Impact Assessment report for Kinyambwiga mining project with the Tanzanian government.

2.

In September 2012, the Company offered a total of up to 120 royalty units to raise a gross amount of $3,000,000 for a small scale mining operation on the Kinyambwiga property. Each unit will entitle investors to receive ½ of 1 percent (1%) of the net proceeds of production from the small-scale mining operation at Kinyambwiga. Up to 60% of the net proceeds of gold production are offered to investors. As of September 30, 2013 the Company received subscription payments of $1,125,000 for 45 units.

Our Current Business

We are an exploration stage corporation focused on acquiring, exploring and developing gold deposits in Tanzania, East Africa. We hold 7 prospective gold projects, consisting of 15 Prospecting Licenses (PLs) and 82 Primary Mining Licenses (PMLs) and 4 uranium projects consisting of 6 Prospecting Licenses, within our Tanzania property portfolio, covering approximately 1,512.26 square kilometers (373,687acres).

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

Assuming funding is available, we plan to develop and conduct small-scale gold mining on selected mineral properties within certain areas that are currently contained within our primary mining licenses. The production decision or significant development on these projects will not be based on mineral reserves supported by a Canadian government NI43-101 compliant technical report. We plan to secure Mining Licenses for each of these potential mining areas.

Our property portfolio is large, therefore we may interest other companies in our properties to either participate by means of option or joint venture agreements in the exploration of the properties or to finance and establish production if mineralization is found.

We maintain our registered agent’s office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business and administrative office is located at Suite 810 – 675 West Hastings Street, Vancouver, British Columbia, V6B 1N2, Canada. Our telephone number is 604.248.5750.

Prospective Gold Projects

The following is a brief overview of portfolio of prospective mineral properties, the exploration developments on them where applicable and some of the details of the historical option agreements for them. During the six months ended September 30, 2013, exploration work was confined to the Kinyambwiga project

Musoma Bunda Murangi Gold Project

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

No field exploration was undertaken on the Kinyambwiga (PL4653/2007) or on the Suguti (PL3966/2006) Licenses during this period. The Murangi license (PL4511/2007) was relinquished.

Exploration Strategy
The Kinyambwiga License has been reduced from 30.90 square kilometers to 13.47 square kilometers as part of the required Government relinquishment of 50 percent of the ground holdings on License renewal. The southern part of the License area, largely covered by dark gray to black, clay rich soil and underlain by granitic rocks with no known artisanal workings, was relinquished. The Company maintained the northern part of the License which is host to the Kunanga 1,2 and 3 artisanal mine sites. The relinquished area is currently under application on account of a soil anomaly in the NE corner of the License.

The new artisanal mining site, located 1 kilometer along strike to the east of Kunanga 2, appears to have been abandoned. A recent influx of +500 artisanal miners have commenced mining the surface quartz rubble at Kunanga 3 in the northern part of the License.

An additional 15 PMLs, adjoining and covering the area immediately to the south and north of the current PML boundary has been granted. The amalgamation of all 39 PMLs has also been completed in order to facilitate the Environmental Impact Assessment (EIA) study and the application for a Mining License to cover the area (Map 1).

Map 1: Plan showing the 24 PMLs plus the 15 additional PMLs that have now been amalgamated into a single license

The Kunanga 1 Prospect has been earmarked for small scale mining operations that are expected to proceed once necessary funding and the issuing of a Mining License has been achieved. Currently, the ESIA report has recently been completed and has been submitted to the National Environment Management Council (NEMC) for approval. Once the certificate of approval has been issued, an application for the Mining License, covering the amalgamated 39 PMLs will be made with the Ministry of Mines.

A scoping study covering metallurgical test work, mine planning, mine scheduling (details of which were included in the 1st Quarter Report) and preliminary financial evaluations was prepared A capital investment of US$3M is an estimated requirement for building the project.

Mine Planning

The Kunanga 1 Prospect consists of a small, conceptual gold target that based on 40 meter spaced reverse circulation drill sections and trenches and may contain gold bearing mineralized material of between 600,000 and 1,000,000 tonnes. The estimated gold grades are between 1.50 and 2.00 gpt. The mineralized area which lies in three vein structures at Kanunga 1, is within the first 150 and 200 meters of surface. Continuity of the narrow quartz veins appears to extend along a strike length of about 500 meters.

The potential quantity and grade of these targets are conceptual in nature. There has been insufficient exploration to define a mineral resource and that it is uncertain if further exploration will result in the target being delineated as a mineral resource. The conceptual target has been determined on the results of trenching, mapping, geophysics and both RC and RAB drilling.

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

Map 2 is a proposed site plan which shows the pit location the waste dumps and the processing plant.

Map 2: Site plan showing position of the rock waste dump tailings dam and the pit. 100 meter and 200 meter buffer zone from the pit and representing an area of non inhabitation and limited farming activities, as per requirement by the Mining Act of Tanzania, is indicated.

Based on the results of the test pit undertaken in the 1st Quarter, a pit slope of 55-60 degrees was re-modeled for the open pit, using 10 meter and 7 meter benches (Map 3 & Map 4). At this time, the last bench in the 40m deep pit would be steeper depending upon the reach of the equipment and rock strength of the pit walls.

The rock dump and tailings dam have been re-designed (Map 5 & Map 6) to accommodate approximately 1.5M tons and 260,000 tons respectively; this is the estimated amount of rock to be mined to a depth of 40 meters. Map 3: Plan view of the open pit on the Kunanga 1 showing the access ramp and benches

Map 4: Longitudinal and cross sections of the Kunanga 1 Pit

Map 5: Plan and profile section of the rock waste dump

Map 6: Plan and profile section of the tailings dam

=

The Mining and Mill plan is designed for processing 300 tonnes per day (Chart 1).

Chart 1: Flow sheet diagram showing the conceptual processing plant

Environmental Impact Assessment Study

In order to apply for a Mining License over the 39 PMLs that overlie the Kunanga 1 Prospect, an Environmental Impact Assessment (ESIA) study must first be completed and an ESIA Certificate obtained.

TANSHEQ, a local Tanzanian consulting firm specializing in Environmental Management, was awarded the contract to prepare the Environmental Impact Assessment study for the Kunanga 1 Prospect.

Fieldwork by TANSHEQ commenced in December 2012 and by March 2013 a Baseline Study and a preliminary Environmental Impact Assessment report had been completed and submitted to the Tanzanian Government’s National Environmental Management Council (NEMC). Based upon this report, NEMC held a field investigation in May 2013 in which both environmental and social aspects of the project were discussed with local and Government stakeholders. Various issues were resolved which led to the finalizing of the technical requirements as outlined in the draft report. The Final EIA report was recently submitted to NEMC.

During the Quarter, the Company embarked on an awareness campaign with the Ministry of Mines, Environment, Lands, and Water affairs as well as with the local inhabitants of the area who would be affected by the planned small scale mining project at Kunanga 1. After many meetings with the local District Representatives together with the village council and inhabitants, the majority of the stakeholders voted in favor for the planned project.

Future work

The completion of the EIA report and awarding of the Mining License is a top priority. Only after this Mining License is granted can the Company finalize its decision on whether to proceed with the mine plan.

A prospective exploration area lies to the east of the Kunanga 1 Prospect and is referred to as the Kunanga School Anomaly; this anomaly requires follow-up investigation.

An anomalous stone layer as encountered from previous RAB drilling during 2009 as well as the soil anomaly over the school zone requires further investigation. A number of auger drill traverses are planned to test the strike towards the SW where a number of anomalous soil samples are present (Map 7). Since this area was previously relinquished as part of the government’s requirement to reduce the PL area by 50 percent, an application to renew the area of “shed-off” was filed with the Ministry of Mines.

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

Map 8: Distribution of recently acquired PMLs (green and purple blocks) and showing positions of Kunanga 1, 2 and 3 prospects as well as the Kunanga School gold-in-soil anomaly in the eastern part of the Kinyambwiga licenses

Map 9: Kanunga 3 prospect showing results of trenching and drilling undertaken across the area.

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

Although the Company completed a Technical report in compliance with Canadian National Instrument 43-101 prior to the September 2010 revised code, it was not submitted. The report is to be prepared under the revised guidelines.

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

Conventional soil sampling is planned across areas of lateritic soil cover. Initially a RAB program is recommended to test the intervening areas covered by dark gray to black, clay rich soil. However, prior to embarking on such a program, an orientation survey using enzyme geochemistry is recommended as a trial study over a portion of the area to be sampled. Should results be positive further sampling incorporating this geochemical method will continue to be used to outline a possible gold anomaly.

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

Handeni Gold Project

The Handeni Project, located on license PL4816/2007, covers a total area of 16.24 square kilometers, is located approximately 240 kilometers by road north-west of Dar es Salaam and about 30 kilometers south of Handeni town within the Handeni District (Map 13).

Map 13: Location map of the Handeni Project showing PL4816/2007 in red.

Exploration

No exploration was undertaken on the Handeni Project during the Quarter. A brief summary of the status of proposed future exploration of PL4816/2007 is given:

Future exploration

An infill soil sampling program on 100 meter x 25 meter grid is planned across the Mkulima Hill (188 samples) in order to better define the apparent gold anomalies prior to commencing a trenching program across the main anomalous zones. Should a trenching program be warranted, further soil sampling on 100 meter x 50 meter grid is proposed around the hill on 200 meter x 50 meter grid (623 samples) to increase the area of investigation and strike extent of the gold anomalies.

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

The underlying geology consists of the license comprise of granitic rocks. No artisanal activity is present and no geochemical indications of any existing gold anomalies were found in the license.

The License is scheduled to be relinquished.

Map 14: Location and geology map of the Kahama South Project

Kahama Shinyanga (PL3439/2005).

The Kahama Shinyanga project (PL 3539/2005) is located in central to northern Tanzania, is about 130 kilometers north from the Kahama South Project, 110 kilometers northwest of the town of Shinyanga and 50 kilometers southeast from Bulyanhulu Mine. The License area covers 48 square kilometers.

A brief period of exploration involving ground magnetic surveys and regional mapping was conducted before the License was relinquished in September 2012.

Details of the exploration undertaken up to September 2012 are presented in the 2013 1st Quarter report.

North Mara Gold Projects

The North Mara Gold Project, consists of 2 Prospecting Licenses totaling 39.82 square kilometers. Reconnaissance exploration indicated poor potential to discover an economic resource within the near future. Minor, or lack thereof, of artisanal activity is evident on these Licenses.

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

General

The following is a discussion and analysis of our plan of operation and results of operations for the three month period ended September 30, 2013, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Plan of Operation

As of September 30, 2013, we had negative working capital of approximately $1,236,000. We plan to spend approximately $50,000 for our property acquisitions and holding costs and $2,000,000 for development and production of small scale mining for the next twelve months, with work being conducted on several projects including soil sampling, trenching and drilling. We will need to raise additional funds to finance the exploration activities on our projects. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders. Our estimated expenses over the next twelve months are as follows:

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

RESULTS OF OPERATIONS

Three and Six Month Summary

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$-	$-	$-	$-
Expenses	228,561	336,180	619,037	1,574,675
Other income (expenses)	14,841	(2,036)	197,176	(7,854)
Net Income (Loss)	$(213,720)	$(338,216)	$(421,861)	$(1,582,529)

Revenue

We had no operating revenues for the three month period ended September 30, 2013 and 2012. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations.

Operating Costs and Expenses

The major components of our expenses for the three and six months ended September 30, 2013 and 2012 are outlined in the table below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Amortization and depreciation	9,616	10,184	19,165	20,367
Exploration costs	34,408	105,209	77,296	622,230
General and administrative	38,859	55,337	86,178	145,583
Impairment of mineral property acquisition costs	–	–	90,000	8,550
Management and director fees	9,000	9,000	18,000	18,000
Professional fees	19,772	29,462	80,804	120,623
Salaries	113,585	123,047	232,098	259,719
Stock-based compensation	–	–	–	362,336
Travel and accommodation	3,321	3,941	15,496	17,267
Total Expenses	228,561	336,180	619,037	1,574,675

General and Administrative Expenses

The Company reported a loss of $213,720 for the three months ended September 30, 2013 compared with a loss of $338,216 for same period in fiscal 2012. The decreased loss in the current period is mainly attributed to decreased exploration costs, professional fee and general and administrative expenses.

The $16,478 decrease in our general and administrative expenses for the three month period ended September 30, 2013 as compared to the same period in fiscal 2012 was primarily due to the decrease in office expenses, promotion and shareholder relationship expenses.

Liquidity and Capital Resources

Working Capital

	September 30, 2013	March 31, 2013
Current Assets	$150,803	$259,371
Current Liabilities	1,386,994	1,181,158
Working Capital	$(1,236,191)	$(921,787)

Cash Flows

Six Months Ended
September 30, 2013
Cash used in Operating Activities	$(143,813)
Cash used in Investing Activities	(1,709)
Cash provided by Financing Activities	13,315
Net Increase (Decrease) in Cash	$(132,207)

We had a cash balance of approximately $76,000 and negative working capital of $1,236,000 as of September 30, 2013 compared to cash of $208,000 and working capital of $922,000 as of March 31, 2013. The decrease of cash balance and working capital primarily due to cash spent on exploration and general and administration expenses. We anticipate that we will incur approximately $2,650,000 for operating expenses, including professional, legal and accounting expenses during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Going Concern

The unaudited financial statements accompanying our quarterly report on Form 10-Q for the quarter ended September 30, 2013 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2013, we had a cash balance of approximately $76,000 and we estimate that we will require approximately $500,000 for general and administration costs and professional fees, and $2,000,000 for property acquisition holding and small-scale mining evaluation, development and production costs associated with our plan of operation over the next twelve months. We do not have sufficient funds for general and administration activities and planned mineral property acquisition and exploration activities and therefore we will be required to raise additional funds. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders.

The advancement of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We had an approximate cash balance of $76,000 and negative working capital of $1,236,000 as of September 30, 2013 compared to a cash balance of $208,000 and working capital of $922,000 as of March 31, 2013 and we estimate that we will require approximately $2,650,000 for costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We intend to raise additional funds from another equity offering or loans. At the present time, we are attempting to raise additional money, but there is no assurance that we will be successful. If we need additional funds and are unable to raise them, we will have to suspend or cease operations until we succeed in raising additional funds.

Outstanding shares and options

As of November 14, 2013, we have 114,554,067 shares of common stock outstanding, 9,520,000 stock options outstanding and 17,068,334 warrants outstanding.

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

There were no changes in our internal control over financial reporting during the three month period ended September 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on September 6, 2007)

3.2	Certificate of Amendment dated December 7, 2010 (incorporated by reference from our Current Report on Form 8-K dated December 10, 2010)

3.3	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K filed on September 7, 2011)

4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2 filed on September 6, 2007)

4.2	Form of Warrant Certificate for Offering Completed September 7, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.1	Option Agreement with Geo Can Resources Company Limited (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2009)
10.2	Binding Letter Agreement with Kilimanjaro Mining Company Inc. (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2009)
10.3	Consulting Services Agreement with Stocks That Move (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2009)
10.4	Consulting Agreement with Robert Lupo (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 22, 2010)
10.5	Addendum to the Consulting Agreement with Robert Lupo (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 22, 2010)
10.6	Finder’s Fee Agreement with Robert A. Young and the RAYA Group (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2010)
10.7	Termination of the Consulting Agreement with Robert Lupo (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2010)
10.8	Consulting Agreement with Clive Howard Matthew King (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2010)
10.9	Consulting Agreement dated October 7, 2010 between the Company and Misac Noubar Nabighian (incorporated by reference from our Current Report on Form 8-K filed on October 13, 2010)
10.10	2010 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K filed on October 13, 2010)
10.11	Stock Exchange Agreement with Kilimanjaro Mining Company, Inc. and their selling shareholders (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2009)
10.12	Form of Subscription Agreement for Offering Completed September 7, 2010(incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
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

10.20	Amendment to Mineral Financing Agreement between the Company and Ahmed Magoma dated October 27, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.21	Declaration of Trust of Geo Can Resources Company Limited dated July 23, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.22	Form of Subscription Agreement for non US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)
10.23	Form of Subscription Agreement for US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)
10.24	Consulting Agreement dated April 26, 2011 between David Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.25	Consulting Agreement dated April 26, 2011 between Roger Newell and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.26	Employment Agreement dated April 26, 2011 between Heidi Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.27	Employment Agreement dated April 26, 2011 between Ming Zhu and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.28	Geita Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.29	Kalemela Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.30	North Mara Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company

Exhibit
Number	Description
(incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.31	Singida Option Agreement dated May 6, 2011 among Otterburn Ventures Inc., the Company and Ahmed Abubakar Magoma (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.32	Form of Royalty Purchase Agreement (incorporated by reference from our Current Report on Form 8-K filed on September 13, 2012)
10.33	Finder’s Fee Agreement with Berkshire Investment Ltd (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 14, 2013)
10.34*	Option Agreement with Ahmed Magoma dated December 11, 2012
10.35*	Strategic Partner Advisory Fee Agreement with Sattva Capital Corporation dated August 14, 2013
10.36*	Amendment to option agreement with Ahmed Magoma dated August 1, 2013
10.37*	Consulting Agreement with Misac Noubar Nabighian dated October 1, 2013
10.38*	Financial advisory agreement with Stope Capital Advisors dated October 25, 2013
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K filed on September 26, 2008)
16.1	Letter dated October 8, 2010 from BehelerMick PS (incorporated by reference from our Current Report on Form 8-K filed on October 8, 2010)
21.1	List of Subsidiaries (incorporated by reference from our from our Annual Report on Form 10-K filed on September 29, 2012)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.2	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on September 26, 2008)
99.3	Disclosure Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on September 26, 2008)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE VICTORIA MINING COMPANY, INC.

By	/s/ David Kalenuik
David Kalenuik
President, and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2013

By	/s/ Ming Zhu
Ming Zhu
Chief Financial Officer
(Principal Accounting Officer and Principal
Financial Officer)

Date:	November 14, 2013