Form 10-Q
period 2013-12-31
Lake Victoria Mining Company, Inc.
filed 2014-02-14
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Yes [   ]                      No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of February 14, 2014, there were 114,554,067 shares of common stock, par value $0.00001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)

December 31, 2013

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31,	March 31,
	2013	2013
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	21,166	207,724
Prepaid expenses and other (Note 3(b))	67,486	51,647
Total Current Assets	88,652	259,371
Property and Equipment (Note 4)	62,115	89,188
Mineral Properties (Note 6)	501,400	591,400
Total Assets	652,167	939,959

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	680,314	623,190
Accounts payable to related party (Note 3(a))	311,097	144,374
Accrued expenses	306,980	308,554
Other payables (Note 5)	202,915	103,720
Notes payable	10,221	1,320
Total Liabilities	1,511,527	1,181,158

Nature of Operations and Going Concern (Note 1)
Commitments (Note 6 and 10)
Subsequent Events (Note 11)
Stockholders’ Deficit
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value;
No shares issued and outstanding (Note 7)	–	–
Common Stock, 250,000,000 shares authorized, $0.00001 par value;
114,554,067 shares issued and outstanding (March 31, 2013 - 114,554,067) (Note 7)	1,146	1,146
Additional Paid-in Capital	17,528,554	17,528,554
Deficit Accumulated During the Exploration Stage	(18,389,060)	(17,770,899)
Total Stockholders’ Deficit	(859,360)	(241,199)
Total Liabilities and Stockholders’ Deficit	652,167	939,959

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Income (Loss)
(Expressed in US dollars)
(Unaudited)

					Accumulated From
					December 11, 2006
	Three Months Ended		Nine Months Ended		(Date of Inception) to
	December 31,		December 31,		December 31,
	2013	2012	2013	2012	2013
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Depreciation	9,616	10,183	28,782	30,550	143,485
Exploration costs (Notes 3(b) and 6)	32,356	246,090	109,652	868,320	5,466,924
General and administrative	27,472	104,030	113,649	249,612	2,705,282
Impairment of mineral property acquisition costs (Note 6)	–	–	90,000	8,550	11,690,053
Management and director fees	9,000	9,000	27,000	27,000	619,017
Professional and consulting fees	13,150	105,559	93,954	226,182	3,942,383
Salaries (Note 3(b))	112,313	118,165	344,410	377,884	1,560,852
Stock-based compensation (Note 8)	–	–	–	362,336	2,170,150
Travel and accommodation	4,789	24,507	20,285	41,773	474,971

Total Operating Expenses	208,696	617,534	827,732	2,192,207	28,773,117

Operating Loss	(208,696)	(617,534)	(827,732)	(2,192,207)	(28,773,117)

Other Income (Expenses)
Loss on sales of investments	–	–	–	–	(752,489)
Foreign exchange gain (loss)	12,862	(2,190)	9,997	(9,628)	(156,086)
Interest income	–	–	62	304	11,391
Interest expense	(468)	(355)	(488)	(1,076)	(2,785)
Loss on debt settlement	–	–	–	–	(63,752)
Other income	–	–	–	–	15,900
Proceeds from sale of royalty interests (Note 6(a))	–	875,000	200,000	875,000	1,125,000
Income from options granted on mineral properties	–	–	–	–	1,487,423

Total Other Income (Expenses)	12,394	872,455	209,571	864,600	1,664,602
Net Income (Loss) and Comprehensive Loss	(196,302)	254,921	(618,161)	(1,327,607)	(27,108,515)
Net Income (Loss) and Comprehensive Loss Attributable to Non- Controlling Interest	–	–	–	–	8,719,455
Net Income (Loss) and Comprehensive Loss Attributable to the Company	(196,302)	254,921	(618,161)	(1,327,607)	(18,389,060)
Net Income (Loss) Per Share – Basic and Diluted	(0.00)	0.00	(0.01)	(0.01)
Weighted Average Shares Outstanding	114,554,067	114,554,067	114,554,067	112,274,267

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

			Accumulated From
			December 11, 2006
	Nine Months Ended		(Date of Inception) to
	December 31,		December 31,
	2013	2012	2013
	$	$	$
Operating Activities
Net Loss	(618,161)	(1,327,607)	(18,389,060)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	28,782	30,550	143,485
Directors' compensation share payments	–	–	35,000
Impairment of mineral property acquisition cost	90,000	8,550	11,690,053
Loss on debt settlement	–	–	63,752
Loss on sales of investments	–	–	752,489
Loss in subsidiary attributed to non-controlling interest	–	–	(8,719,455)
Restructuring charges	–	–	(110,019)
Share payment for consulting services	–	–	2,746,501
Share payments received for options granted on mineral properties	–	–	(990,000)
Cash received from options granted on mineral properties	–	–	(497,423)
Stock-based compensation	–	362,336	2,170,150
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses and other	(15,839)	2,924	(19,370)
Decrease (Increase) in amounts receivable	–	–	(48,116)
Increase (Decrease) in amounts due to/from related parties	166,723	132,331	311,097
Increase (Decrease) in accounts payable	57,125	438,755	680,315
Increase (Decrease) in accrued expenses	(1,574)	(47,094)	306,980
Increase (Decrease) in other payables	99,194	53,745	202,915
Net Cash Used In Operating Activities	(193,750)	(345,510)	(9,670,706)
Investing Activities
Acquisition of property and equipment	(1,709)	(331)	(205,600)
Cash payment for acquisition of mineral properties	–	(25,000)	(4,287,053)
Cash received from options granted on mineral properties	–	–	497,423
Proceeds of subsidiary stock issuances	–	–	1,600,300
Purchase of investment	–	–	(5,000)
Proceeds from sale of investments	–	–	242,511
Net Cash Used In (Provided by) Investing Activities	(1,709)	(25,331)	(2,157,419)
Financing Activities
Proceeds from note payable	14,636	5,301	41,111
Repayment of note payable	(5,735)	–	(30,891)
Proceeds from issuance of stock, net	–	287,000	11,853,071
Payment for cancellation of stock	–	–	(14,000)
Net Cash Provided By Financing Activities	8,901	292,301	11,849,291
Net (Decrease) Increase In Cash and Cash Equivalents	(186,558)	(78,540)	21,166
Cash and Cash Equivalents at Beginning of Period	207,724	523,405	–
Cash and Cash Equivalents at End of Period	21,166	444,865	21,166

Supplemental Cash Flow information (Note 9)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
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

As of December 31, 2013, none of the Company’s mineral property interests had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As shown in the accompanying financial statements, the Company has a working capital deficit of $1,422,875 and an accumulated deficit of $18,389,060 incurred through December 31, 2013. The Company also has no revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings that will provide funds needed for operations and to continue the exploration for gold and uranium. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at December 31, 2013, and the results of its operations and cash flows for the nine months ended December 31, 2013 and 2012. The results of operations for the period ended December 31, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

The Company follows the guidance in ASC 805, Business Combinations, and ASC 810, Consolidation. The net loss attributable to non-controlling interest recognized during the period from December 11, 2006 (date of inception) to December 31, 2013 was previously the minority interest held by certain passive shareholders at the consolidated financial statement level of Kilimanjaro, and whose interests were eliminated for accounting purposes by the August 7, 2009 share exchange agreement. The Company, after August 7, 2009, had no further non-controlling interests. As of December 31, 2013, a cumulative loss of $8,719,455 had been attributed to the non-controlling interest of the Company’s controlled subsidiary.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)
(unaudited)

d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of December 31, 2013, the Company had 26,588,334 potentially dilutive securities outstanding.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance or may be redeemed without significant penalties to be cash equivalents.

As of December 31, 2013 and March 31, 2013, the Company has approximately $2,000 and $2,500, respectively, deposited at FDIC insured banks in the United States. FDIC deposit insurance covers the balance of each depositor’s account up to $250,000 per insured bank.

As of December 31, 2013 and March 31, 2013, the Company has approximately $16,000 and $180,000, respectively, deposited at CDIC insured banks in Canada. CDIC deposit insurance covers the balance of each depositor’s account up to $100,000 per insured bank. These deposits include $6,450 (CAD$ 6,900) and $6,778 (CAD$ 6,900), respectively, of guaranteed investment certificates bearing variable interest at prime rate less 2.05% which is restricted in use for corporation credit cards.

As of December 31, 2013, the Company has Tanzania shillings of 1,305,000 (approximately $796) and $1,966 deposited in Tanzania. The Deposit Insurance Board in Tanzania insures up to 1,500,000 Tanzanian Shillings (approximately $915 as of December 31, 2013) per customer per bank. Any amount beyond the basic insurance amount may expose the Company to a loss.

f)	Property and Equipment

Property and equipment consists of mining tools and equipment, furniture and equipment and computers and software which are depreciated on a straight line basis over their expected lives of five years.

g)	Mineral Property Costs

Under US GAAP mineral property acquisition costs are ordinarily capitalized when incurred using FASB ASC Topic 805-20-55-37, Whether Mineral Rights are Tangible or Intangible Assets. The carrying costs are assessed for impairment under ASC Topic 360-10-35-21, Accounting for Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying costs may not be recoverable. The Company expenses as incurred all property maintenance and exploration costs.

The Company also evaluates the carrying value of acquired mineral property rights in accordance with ASC Topic 930- 360-35-1, Mining Assets: Impairment and Business Combinations, using the Value Beyond Proven and Probable (VBPP) method. The fair value of a mining asset generally includes both VBPP and an estimate of the future market price of the minerals.

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
December 31, 2013
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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of December 31, 2013.

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Financial Instruments (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of December 31, 2013 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2013
	$	$	$	$
Assets:
Cash and cash equivalents	21,166	–	–	21,166

k)	Foreign Currency Translation

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

At December 31, 2013, approximately $53,000 of property and equipment (March 31, 2013 - $78,000) is located in Tanzania and $9,000 (March 31, 2013 - $11,000) in Canada. Mineral properties totaling $501,400 (March 31, 2013 - $591,400) are located in Tanzania. Although Tanzania is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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
December 31, 2013
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

a)

As at December 31, 2013, the Company owed $311,097 (March 31, 2013 - $144,374) to five directors and officers of the Company. The balance is due on demand, non-interest bearing, unsecured and with no fixed term of repayment. During the nine months ended December 31, 2013, the Company incurred $27,000 (2012 - $27,000) of directors fees to a director, $Nil (2012 - $27,000) of geologist consulting fees to a director, and $243,239 (2012 - $290,522) of salary to four directors and officers.

	b)	As at December 31, 2013, the Company held $48,116 (March 31, 2013 -$41,966) in trust with a company sharing a common director, which has been included in prepaid expenses and other.

4.	Property and Equipment

Property and equipment consists of the following:

	As at December 31, 2013			As at March 31, 2013
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$
Mining tools and equipment	143,271	100,998	42,273	143,271	79,508	63,763
Motor vehicle	12,800	6,613	6,187	12,800	4,693	8,107
Furniture and equipment	12,127	8,013	4,114	12,127	6,194	5,933
Computer and software	37,402	27,861	9,541	35,693	24,308	11,385
	205,600	143,485	62,115	203,891	114,703	89,188

5.	Other Payables

As of December 31, 2013 and March 31, 2013, the Company withheld tax deductions of $202,915 and $103,720, respectively, to conform to local tax laws.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
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

The following is a continuity of mineral property acquisition costs for the nine months ended December 31, 2013:

	Uyowa	Handeni	Buhemba
	Project	Project	Project	Total
	$	$	$	$
Balance, March 31, 2013	90,000	251,250	250,150	591,400
Impairment	(90,000)	-	-	(90,000)
Balance, December 31, 2013	-	251,250	250,150	501,400

The following is a continuity of accumulated mineral property exploration expenses:

	Kalemela $	Geita $	Kinyambwiga $	Suguti $	Singida $	Uyowa $	North Mara $	Handeni $	Buhemba $	Other Projects $	Total $
Accumulated expenses, March 31, 2013	640,692	417,839	818,234	130,508	1,318,854	1,233,179	77,941	136,873	223,074	360,078	5,357,272

Exploration Expenditures:
Camp, Field Supplies and Travel	-	-	10,090	-	1,806	692	-	-	-	-	12,588
Drilling Cost	-	-	-	-	-	-	-	-	-	-	-
Geological Consulting and Wages	-	-	90,746	-	-	119	-	-	-	-	90,865
Geophysical and Geochemical	-	-	-	-	-	-	-	-	-	-	-
Parts and Equipment	-	-	6	-	-	-	-	-	-	-	6
Study and Report	-	-	4,878	-	-	-	-	-	-	-	4,878
Vehicle and Fuel expenses	-	-	1,315	-	-	-	-	-	-	-	1,315
	-	-	107,035	-	1,806	811	-	-	-	-	109,652

Accumulated expenses, December 31, 2013	640,692	417,839	925,269	130,508	1,320,660	1,233,990	77,941	136,873	223,074	360,078	5,466,924

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)
(unaudited)

6.	Mineral Property Acquisition and Exploration Costs (continued)

a)	Musoma Bunda - Kinyambwiga Project

The Musoma Bunda Gold Project comprises of three prospecting licenses that are located on the eastern side of Lake Victoria.

Kinyambwiga project is part of the Musoma Bunda Gold Project. As a part of the Geo Can Agreement, the Company owns 100% interest of Kinyambwiga project’s one prospecting license and 24 primary mining licenses. During the three months ended June 30, 2013, the Company was granted another 15 PMLs. The Kinyambwiga Gold Project is about 208 kilometers northeast of the city of Mwanza in northern Tanzania.

A director of the Company entered into Mineral Purchase agreements on behalf of the Company with 39 Primary Mining Licenses (PMLs) which are part of the Kinyambwiga Project and which are recorded in his name and are to be transferred over to the Company at a future date.

On August 3, 2012, the Company announced that it intends to offer up to 120 units of royalty at $25,000 per unit to raise up to $3,000,000 from participants by selling up to 60% of the net proceeds of gold production of the Company’s Kinyambwiga gold project through royalty purchase agreements. Each unit will entitle the holder to receive ½ of 1 percent (1/2%) of the net proceeds of production from small scale mining operations up to 60% of the net proceeds of gold production. As of December 31, 2013, the Company has received subscription payments of $1,125,000 for 45 units.

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

The Company did not make the required $360,000 payment due in July 2013 as management did not plan on completing the option agreement. During the quarter ended September 30, 2013, the Company determined that the acquisition costs of $90,000 were impaired and accordingly expensed these costs. Management is currently reconsidering its plans and is evaluating its ability to get the option agreement back in good standing by making a payment before March 31, 2014. However, no payment has yet been made.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)
(unaudited)

6.	Mineral Property Acquisition and Exploration Costs (continued)

d)	Handeni Project

On April 20, 2011, the Company signed a license purchase agreement to acquire one prospecting license. The total consideration was $113,250, of which $77,250 was paid on May 13, 2011 and $36,000 was paid on July 14, 2011. On June 14 and June 20, 2011, the Company paid a finder’s fee of $30,000 in cash and issued 400,000 common shares with a fair value of $108,000.

	e)	Buhemba Project

On April 20, 2011, the Company signed license purchase agreement to acquire one prospecting license. The total consideration was $112,150, of which $89,650 was paid on April 29, 2011 and $22,500 was paid on July 14, 2011. On June 14 and June 20, 2011, the Company paid a finder’s fee of $30,000 in cash and issued 400,000 common shares with a fair value of $108,000.

7.	Capital Stock

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of December 31, 2013, the Company has not issued any preferred stock.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock. All shares have equal voting rights, are non- assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

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

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted-Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Life	Intrinsic
	Options	Price	(years)	Value
		$		$
Outstanding, March 31, 2013	9,520,000	0.12
Granted	–	–
Expired	–	–
Outstanding, December 31, 2013	9,520,000	0.12	1.09	–

Exercisable, December 31, 2013	9,520,000	0.12	1.09	–

At December 31, 2013 and March 31, 2013, the Company did not have any unvested options. The following table summarizes the continuity of the Company’s warrants:

	Number of		Weighted-Average
	Shares	Weighted	Remaining
	Issuable	Average	Contractual Life	Aggregate
	Upon	Exercise	(years)	Intrinsic
	Exercise	Price		Value
		$		$
Outstanding, March 31, 2013	26,649,734	0.26
Granted	–	–
Expired	(9,581,400)	0.50
Outstanding, December 31, 2013	17,068,334	0.12	0.35	–

8.	Stock Options and Warrants (continued)

On August 13, 2013, 9,581,400 warrants issued in 2010 expired unexercised.

The Company had the following warrants outstanding as of December 31, 2013:

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)
(unaudited)

	Exercise Price per
	Share	Shares Issuable
Expiration Date	$	Upon Exercise
April 17, 2014 (1)	0.12	14,285,000
August 16, 2014 (1)	0.12	2,783,334
		17,068,334

(1) These redeemable warrants are callable by the Company if the closing sales price of the common shares is equal to or greater than $0.18 per common share in 10 consecutive trading days.

9.	Supplemental Cash Flow Information

			Accumulated From
			December 11, 2006
	Nine Months Ended		(Date of Inception) to
	December 31,		December 31,
	2013	2012	2013
	$	$	$
Non-cash Investing and Financing Activities
Accounts receivable payable exchanged for long-term investment	–	–	460,019
Accounts receivable exchanged for mineral property acquisition	–	–	1,039,981
Investment acquired for amount payable	–	–	12,530
Receivable exchange for long-term investment	–	–	10,000
Share payments received for options granted on mineral properties	–	–	990,000
Stock issued for mineral interest acquisition costs	–	–	7,904,400
Stock issued for services	–	–	2,382,523
Stock issued for subscription receivable	–	–	33,275
Stock issued to settle debt	–	–	230,227
Supplemental Disclosures
Interest paid	488	1,076	2,785
Income tax paid	–	–	–

10.	Commitments

a)

On May 11, 2010, the Company entered into an agreement with a consultant to provide services as a Senior Geological Consultant. The Company original agreement was amended on October 21, 2010 and December 23, 2012. Under the amended agreement, the Company is committed to:

		i.	a monthly payment from $20,000 to $6,000 commencing July 1, 2012 and until the mechanical completion of the first small scale gold mining operation;

ii.

issuing 300,000 stock options to the Consultant on November 1, 2012 and 2013. The Company will only grant the Consultant the additional stock options when the Company achieves a positive operating cash flow and upon the approval by the board of directors

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)
(unaudited)

10.	Commitments (Continued)

b)

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

	e)	On August 14, 2013, the Company entered into an advisory fee agreement with Strategic Partner (“Strategic”), wherein the Company agreed to pay Strategic a success fee as follows,

		1)	Upon the completion of purchase transaction, a cash fee equal to 10% of consideration

		2)	Upon completion of a financing, a cash fee equal to 10% of the gross standby, debt facility provided or arranged by the introduced Strategic, a cash commission equal to 5% of the amount drawn will be paid until such time the facility is exhausted.

The term of the advisory fee agreement is one year.

f)

On October 1, 2013, the Company entered into a consulting agreement with Misac Noubar Nabighian (the “Consultant”) to provide geophysical data processing and interpretation services to the Company in consideration for 0.5% of the net proceeds from the sale of any mining properties and granting the Consultant (a) a royalty on producing properties of $1.00 per ounce of gold produced or 0.25% of net smelter returns for all commercial production, whichever is greater, and (b) 0.25% of net smelter returns for all other commercial production.The agreement is for a term of 36 months and may be renewed at the option of the Company upon 30 days written notice.On October 25, 2013, the Company entered into an financial advisory agreement with Stope Capital Advisors (“Stope”) to secure a commitment to fund equity or debt capital, in the gross amount of USD $4,200,000, on a project basis (specially related to Kinyambwiga project) (the Agreement”). The Company agreed to pay a monthly retainer fee of $2,500 and a success fee as follows:

		i.	7% of the principal amount of equity financing

		ii.	6% of the principal amount of debt financing

		iii.	5% of the enterprise value of the Company on a majority change of control in the form of amalgamation, business merger or acquisition with a party introduced by Stope.

		iv.	A warrant with an exercise price of $0.09 to purchase 4,234,272 shares of the Company’s common stock which is equal to 3% of the number of the Company’s fully diluted shares outstanding as of the date of the Agreement. The warrant is to be granted on the successful closing of a US$4.2 million financing. If the gross amount of the financing is less than US$4.2 million, then the number of shares subject to the terms of the warrant will be calculated on a pro rata basis.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)
(unaudited)

10.	Commitments (Continued)

The term of agreement will be three months and may be extended mutually on a monthly basis thereafter.

11.	Subsequent Events

a)

On January 20, 2014, the Company offered a private placement of up to 10,000,000 shares of its common stock at a purchase price of $0.025 per share. The shares are accompanied by a gold bonus distribution of a total of 100 ounces of 0.999 gold during the first 395 days of commercial gold production. As of February 14, 2014, the Company has received subscriptions in the amount of $150,000 for 6,000,000 shares.

b)

On January 23, 2014, the Company agreed to forward sell a portion of its future gold production from Kinyambwiga project to finance the capital costs of establishing the Kunanaga Medium Scale Gold Mine. The summary of terms and conditions of the Forward Gold Purchase Agreement are as follows:

i.

Price: the forward gold sales pricing will be calculated using the future's gold price as per COMEX for the month being offered. For bulk or sizable orders we may enter a negotiation. The net amount realized by the Company per agreement will be the discounted price less any promotional discount, consulting fees and the amount of 5 cents allocated per dollar received, for CSR projects at the Kunanga Village area.

		ii.	Penalty and Convertibility:

1)

Failure of the Company to meet minimum monthly production and monthly gold distribution schedules, according to the Forward Gold Purchase Agreement, will result in a penalty premium to the Company, equal to the US Bond Interest Rate per annum of the remaining balance of distributable Au, to be calculated over each 12 month period.

2)

Failure to meet minimum production and gold distribution schedules, as per the Forward Gold Purchase Agreement(s) Distribution Schedule, for 6 months (6 out of 9 consecutive months), will result in forced conversion into common shares of the Company at the 30-day weighted average market price of the Company's stock of any remaining balance of distributable gold for that 12 month period.

As of February 14, 2014, the Company has sold 26.72 oz of gold for the total consideration of $26,200.

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

Recent Corporate Developments

Since the commencement of the second quarter ended December 31, 2013, we experienced the following significant corporate developments:

1.

On January 24, 2014, the Company opened a private placement to offer up to 10,000,000 shares of its common stock at a purchase price of US$0.025 accompanied by a gold bonus distribution of a total of 100 ounces of 0.999 gold during the first 395 days of commercial gold production to Qualified Investors. As of February 14, 2014, the Company has received subscriptions of $150,000.

2.

On January 23, 2014, the Company agreed to forward sell a portion of its future gold production from Kinyambwiga project to finance the capital costs of establishing the Kunanaga Medium Scale Gold Mine. The summary of terms and conditions of the Forward Gold Purchase Agreement are as follows:

i.

Price: the forward gold sales pricing will be calculated using the future's gold price as per COMEX for the month being offered. For bulk or sizable orders we may enter a negotiation. The net amount realized by the Company per agreement will be the discounted price less any promotional discount, consulting fees and the amount of 5 cents allocated per dollar received, for CSR projects at the Kunanga Village area.

	ii.	Penalty and Convertibility:

1)

Failure of the Company to meet minimum monthly production and monthly gold distribution schedules, according to the Forward Gold Purchase Agreement, will result in a penalty premium to the Company, equal to the US Bond Interest Rate per annum of the remaining balance of distributable Au, to be calculated over each 12 month period.

2)

Failure to meet minimum production and gold distribution schedules, as per the Forward Gold Purchase Agreement(s) Distribution Schedule, for 6 months (6 out of 9 consecutive months), will result in forced conversion into common shares of the Company at the 30-day weighted average market price of the Company's stock of any remaining balance of distributable Au for that 12 month period.

3.

On August 2, 2013, the Company completed and filed Environmental and Social Impact Assessment report for the Kinyambwiga mining project with the Tanzanian government. The company received the approved report from the government on January 7th, 2014 See news release dated January 9th, 2014. An application for the Mining License, covering the amalgamated 39 PMLs, together with the required Environmental Certificate, was submitted to the Ministry of Energy and Minerals in January 2014.

4.

In September 2012, the Company offered a total of up to 120 royalty units to raise a gross amount of $3,000,000 for a small scale mining operation on the Kinyambwiga property. Each unit will entitle investors to receive ½ of 1 percent (1%) of the net proceeds of production from the small-scale mining operation at Kinyambwiga. Up to 60% of the net proceeds of gold production are offered to investors. As of December 31, 2013 the Company received subscription payments of $1,125,000 for 45 units.

Our Current Business

We are an exploration stage corporation focused on acquiring, exploring and developing gold deposits in Tanzania, East Africa. We hold 6 prospective gold projects, consisting of 8 Prospecting Licenses (PLs) and 86 Primary Mining Licenses (PMLs), within our Tanzania property portfolio, covering approximately 526.79 square kilometers (130,172 acres).

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

Prospective Gold Projects

The following is a brief overview of portfolio of prospective mineral properties, the exploration developments on them where applicable and some of the details of the historical option agreements for them. During the nine months ended December 31, 2013, exploration work was confined to the Kinyambwiga project.

Musoma Bunda Murangi Gold Project

The Musoma Bunda Murangi Project is now comprised of 2 Prospecting Licenses covering 33.47 square kilometers and 39 PMLs totaling 3.44 square kilometers. During the quarter, an additional 15 PML, adjoining the existing 24 PMLs owned by the Company, were applied for and acquired (Map 1). Furthermore, all the PMLs have subsequently been amalgamated into one License as part of the application for a Mining License.

No field exploration was undertaken on the Kinyambwiga (PL4653/2007) nor Suguti (PL3966/2006) Licenses during this period. The Murangi license (PL4511/2007) was previously relinquished.

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

The new artisanal mining site, located 1 kilometer along strike to the east of Kunanga 2, has been abandoned. Furthermore, the +500 artisanal miners that were mining the surface quartz rubble at Kunanga 3 in the northern part of the license, have ceased operations and left the site.

An additional 15 PMLs, adjoining and covering the area immediately to the south and north of the current PML boundary has been granted. The amalgamation of all 39 PMLs has also been completed in order to facilitate the Environmental Impact Assessment (EIA) study and the application for a Mining License to cover the area (Map 1).

Map 1: Plan showing the 24 PMLs plus the 15 additional PMLs that have now been amalgamated into a single license.

The Kunanga 1 Prospect has been earmarked for small scale mining operations that are expected to proceed once necessary funding and the issuing of a Mining License has been achieved. The ESIA report, completed by TANSHEQ a local Tanzanian consulting firm specializing in Environmental Management, has been approved by the National Environmental Management Council (NEMC) on the 23rd December 2013 and the Environmental Certificate issued to Lake Victoria Resources (T) Ltd. An application for the Mining License, covering the amalgamated 39 PMLs, together with the required Environmental Certificate, was submitted to the Ministry of Energy and Minerals early in 2014.

A scoping study covering metallurgical test work, mine planning, mine scheduling (details of which were included in the 1st Quarter Report) and preliminary financial evaluations was prepared A capital investment of US$3M is an estimated requirement for building the project.

Mine Planning

The Kunanga 1 Prospect consists of a small, conceptual gold target that based on 40 meter spaced reverse circulation drill sections and trenches and may contain gold bearing mineralized material of between 600,000 and 1,000,000 tonnes. The estimated gold grades are between 1.50 and 2.00 g/t. The mineralized area which lies in three vein structures at Kanunga 1, is within the first 150 and 200 meters of surface. Continuity of the narrow quartz veins appears to extend along a strike length for about 500 meters.

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

Map 2: Site plan showing the proposed position of the rock waste dump tailings dam and the pit. 100 meter and 200 meter buffer zone from the pit and representing an area of non inhabitation and limited farming activities, as per requirement by the Mining Act of Tanzania, is indicated.

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

Chart 1: Flow sheet diagram showing the conceptual processing plant

Mining Application

The Environmental Impact Assessment (ESIA) report, completed by TANSHEQ, a local Tanzanian consulting firm specializing in Environmental Management, was submitted to the Tanzanian Government’s National Environmental Management Council (NEMC) on the 2nd August 2013 and was approved on the 23rd December 2013. The company received the approved report on January 7th, 2014 (see news release dated January 9th, 2014). The Company has been awarded the Environmental Certificate of approval, registration number EC/EIS/1106, issued under the Environmental Management Act No.20 of 2004 and signed by the Tanzanian Minister of Environment. The EIA Certificate is valid during the entire life cycle of the project based on the Company’s compliance with the General and Specific Conditions of its issuance.

The Company has already completed the Mining and Processing License Application to cover not only the Kunanga Prospect but also the 39 amalgamated Primary Mining Licenses (PMLs) currently held by the Company’s Tanzanian subsidiary. The area, totalling 3.45 square kilometers also includes the 2 other known gold occurrences at Kunanga 2 and 3. The application was submitted to the Ministry of Energy and Minerals in January 2014.

Future work

Once the Mining and Processing application has been approved and a Mining License has been awarded by the Ministry Energy and Minerals, the Company will be in a position to proceed with the proposed mine plan.

A prospective exploration area lies to the east of the Kunanga 1 Prospect and is referred to as the Kunanga School Anomaly. Once the Mining License has been approved, the Company will be in the position to apply for the area in order to follow-up investigation of this gold anomaly.

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

Map 7: Kanunga 1 East and School soil anomalies

The recent influx of +500 artisanal miners at the Kunanga 3 Prospect, situated approximately 1 kilometer to the north of Kunanga 1 (Map 8), was short lived. After processing some of the surface quartz gravels, the miners migrated elsewhere and off the license. The prospect consists of abundant quartz float covering an area of 200 meters x 200 meters which has been the site for periodic artisanal activity over the years. Trenching and reverse circulation drilling intersected a number of narrow discontinuous quartz veins (Map 9).

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

The Company decided not to place an application bid in for the northern part of the Suguti License, preferring to reserve the exploration funds for more advanced projects within the Company portfolio. The current License is scheduled to be relinquished.

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

Uyowa Gold Project

The Uyowa Gold project, located 120 kilometers northwest of Tabora town, previously consisted of seven (7) Prospecting Licenses (PLs) that initially covered a total area of 729.73 square kilometers in the west-central area of Tanzania. Due to increased Ministerial costs of annual renewals coupled with the Company’s objective to focus its exploration efforts on more potentially viable ground holding, the number of licenses has now been reduced to 2 PLs amounting to 264.11 square kilometers ( Map 12). Four PMLs on PL5153/2008 are currently optioned to the Company.

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

Handeni Gold Project

The Handeni Project, comprising of PL7148/2011 and covering a total area of 12.03 square kilometers, is located approximately 240 kilometers by road north-west of Dar es Salaam and some 30 kilometers south of Handeni town within the Handeni District (Map 13).

Map 13: Location map of the Handeni Project showing PL7148/2011 in red.

N
Handeni
Segera
Boza
Pangani
Mkoani
Mzundu
Mwera
Tongwe
Kwachaga
Boruo
CANACO
Amani 7002/2001
Mkata
Mamboya
Mkwaja
Kimamba
Pande
Ras Nungwi
Mkulima 4816/2007
Mkokotoni
NORTH UNG
Mahonda
Unguja Island
Saadani
Mkange
Mbwewe
Miono
SAADANI NATIONAL PARK
TOWN WEST
Koani
Chwaka
Zanzibar
Gama
Zanzibar Channel
Msata
Kwadirema
Kiwangwa
Kitogani
SOUTH
Bagamoyo
Kikoka
Lugoba
Kaole Ruins
Kerege
Misasa
Yombo
Chalinze
Boko
Ubenazomozi
PANDE GAME RESERVE
Mlandizi
Ngerengere
Ruins
Kunduchi
Kidugallo
Mikese
Kibaha
Dar es Salaam
Magindu
Ruvu
Soga
Ruvoma
Msumbisi
Mzenga
Mbwamaji
Wami

Exploration

No exploration was undertaken on the Handeni Project during the Quarter. A brief summary of the status of proposed future exploration of PL7148/2011 is given:

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

Map 14: Location and geology map of the Kahama South Project

North Mara Gold Projects

The North Mara Gold Project, previously comprised of 3 Prospecting Licenses totaling 70.61 square kilometers. Reconnaissance exploration indicated poor potential to discover an economic resource within the near future. Minor, or lack thereof, of artisanal activity is evident on these Licenses.

All three licenses have been relinquished

Uranium Projects

The Company has relinquished all Prospecting Licenses for Uranium, due to a downturn in global uranium exploration activities.

General

The following is a discussion and analysis of our plan of operation and results of operations for the three month period ended December 31, 2013, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Plan of Operation

As of December 31, 2013, we had negative working capital of approximately $1,236,000. We plan to spend approximately $50,000 for our property acquisitions and holding costs and $2,000,000 for development and production of small scale mining for the next twelve months, with work being conducted on several projects including soil sampling, trenching and drilling. We will need to raise additional funds to finance the exploration activities on our projects. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders. Our estimated expenses over the next twelve months are as follows:

Cash Requirements During the Next Twelve Months

Expenses	($)
Property acquisition and holding costs	50,000
Mine development and production costs	2,000,000
Professional fees	100,000
General and administration fees	500,000
Total	2,650,000

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

RESULTS OF OPERATIONS

Three and Nine Month Summary

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenue	$-	$-	$-	$-
Expenses	208,695	617,534	827,731	2,192,207
Other income (expenses)	12,394	872,455	209,571	864,600
Net Income (Loss)	$(196,301)	$254,921	$(618,160)	$(1,327,607)

Revenue

We had no operating revenues for the three month period ended December 31, 2013 and 2012. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations.

Operating Costs and Expenses

The major components of our expenses for the three and nine months ended December 31, 2013 and 2012 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Amortization and depreciation	9,616	10,183	28,782	30,550
Exploration costs	32,356	246,090	109,652	868,320
General and administrative	27,471	104,030	113,649	249,612
Impairment of mineral property acquisition costs	–	–	90,000	8,550
Management and director fees	9,000	9,000	27,000	27,000
Professional fees	13,150	105,559	93,954	226,182
Salaries	112,313	118,165	344,410	377,884
Stock-based compensation	–	–	–	362,336
Travel and accommodation	4,789	24,507	20,285	41,773
Total Expenses	208,695	617,534	827,732	2,192,207

General and Administrative Expenses

The Company reported a loss of $208,695 for the three months ended December 31, 2013 compared with a loss of $617,534 for same period in fiscal 2012. The decreased loss in the current period is mainly attributed to decreased exploration costs, professional fee and general and administrative expenses.

The $76,559 decrease in our general and administrative expenses for the three month period ended December 31, 2013 as compared to the same period in fiscal 2012 was primarily due to the decrease in office expenses, promotion and shareholder relationship expenses.

Liquidity and Capital Resources

Working Capital

	December 31, 2013	March 31, 2013
Current Assets	$88,652	$259,371
Current Liabilities	1,511,527	1,181,158
Working Capital	$(1,422,875)	$(921,787)

Cash Flows

Nine Months Ended
December 31, 2013
Cash used in Operating Activities	$(193,750)
Cash used in Investing Activities	(1,709)
Cash provided by Financing Activities	8,901
Net Increase (Decrease) in Cash	$(186,558)

We had a cash balance of approximately $21,000 and negative working capital of $1,423,000 as of December 31, 2013 compared to cash of $208,000 and working capital of $922,000 as of March 31, 2013. The decrease of cash balance and working capital primarily due to cash spent on exploration and general and administration expenses. We anticipate that we will incur approximately $2,650,000 for operating expenses, including professional, legal and accounting expenses during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Going Concern

The unaudited financial statements accompanying our quarterly report on Form 10-Q for the quarter ended December 31, 2013 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2013, we had a cash balance of approximately $21,000 and we estimate that we will require approximately $500,000 for general and administration costs and professional fees, and $2,000,000 for property acquisition holding and small-scale mining evaluation, development and production costs associated with our plan of operation over the next twelve months. We do not have sufficient funds for general and administration activities and planned mineral property acquisition and exploration activities and therefore we will be required to raise additional funds. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders.

The advancement of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We had an approximate cash balance of $21,000 and negative working capital of $1,423,000 as of December 31, 2013 compared to a cash balance of $208,000 and working capital of $922,000 as of March 31, 2013 and we estimate that we will require approximately $2,650,000 for costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We intend to raise additional funds from another equity offering or loans. At the present time, we are attempting to raise additional money, but there is no assurance that we will be successful. If we need additional funds and are unable to raise them, we will have to suspend or cease operations until we succeed in raising additional funds.

Outstanding shares and options

As of February 14, 2014, we have 114,554,067 shares of common stock outstanding, 9,520,000 stock options outstanding and 17,068,334 warrants outstanding.

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

There were no changes in our internal control over financial reporting during the three month period ended December 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.20	Amendment to Mineral Financing Agreement between the Company and Ahmed Magoma dated October 27, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.21	Declaration of Trust of Geo Can Resources Company Limited dated July 23, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.22	Form of Subscription Agreement for non US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)
10.23	Form of Subscription Agreement for US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)
10.24	Consulting Agreement dated April 26, 2011 between David Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.25	Consulting Agreement dated April 26, 2011 between Roger Newell and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.26	Employment Agreement dated April 26, 2011 between Heidi Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.27	Employment Agreement dated April 26, 2011 between Ming Zhu and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.28	Geita Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.29	Kalemela Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.30	North Mara Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

Exhibit
Number	Description
10.31	Singida Option Agreement dated May 6, 2011 among Otterburn Ventures Inc., the Company and Ahmed Abubakar Magoma (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.32	Form of Royalty Purchase Agreement (incorporated by reference from our Current Report on Form 8-K filed on September 13, 2012)
10.33	Finder’s Fee Agreement with Berkshire Investment Ltd (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 14, 2013)
10.34	Option Agreement with Ahmed Magoma dated December 11, 2012 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)
10.35	Strategic Partner Advisory Fee Agreement with Sattva Capital Corporation dated August 14, 2013(incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)
10.36	Amendment to option agreement with Ahmed Magoma dated August 1, 2013 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)
10.37	Consulting Agreement with Misac Noubar Nabighian dated October 1, 2013 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)
10.38	Financial advisory agreement with Stope Capital Advisors dated October 25, 2013 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)
10.39*	Form of Forward Gold sale agreement
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K filed on September 26, 2008)
16.1	Letter dated October 8, 2010 from BehelerMick PS (incorporated by reference from our Current Report on Form 8-K filed on October 8, 2010)
21.1	List of Subsidiaries (incorporated by reference from our from our Annual Report on Form 10-K filed on September 29, 2012)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.2	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on September 26, 2008)
99.3	Disclosure Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on September 26, 2008)

101.	INS* XBRL Instance Document
101.	SCH* XBRL Taxonomy Extension Schema
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

Date: February 14, 2014

By /s/ Ming Zhu
Ming Zhu
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

Date: February 14, 2014