Form 10-K
period 2014-03-31
Lake Victoria Mining Company, Inc.
filed 2014-06-30
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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
YES [   ]      NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,291,081 based on a price of $0.02 per share, being the average bid and asking price of the registrant’s common stock as quoted on the OTC Bulletin Board on September 30, 2013.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date 114,554,067 shares of common stock as of June 30, 2014.

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

ITEM 1.                BUSINESS.

General

We are an exploration stage corporation focused on acquiring, exploring and developing gold deposits in Tanzania, East Africa. We hold 7 prospective gold projects, consisting of one mining license, 7 Prospecting Licenses (PLs) and 43 Primary Mining Licenses (PMLs) (Table 1), within our Tanzania property portfolio, covering approximately 347.23 square kilometers (85,802 acres).

During the course of the year from 1st April 2013 to 31st March 2014, we have relinquished 14 Gold and 7 Uranium Prospecting Licenses. Our main area of interest is acquiring, exploring and evaluating mineral properties through our ongoing exploration program. Following exploration, we intend to either advance them to a commercially feasible mining stage, enter joint ventures to further develop these properties, sell or dispose of them if the properties do not meet our requirements. Our properties are all early stage exploration properties. Within our mineral exploration land in Tanzania our focus is primarily on gold, all uranium prospects in our portfolio were expired in the last fiscal year.

We have no revenues, we have incurred losses since inception and we have relied upon the sale of our securities to fund operations. To date, we have not discovered a NI43-101 compliant commercially viable ore body, mineral deposit or mineral reserve on any of our properties and we will be unable to do so until further exploration is done and a comprehensive evaluation concludes with an economic feasibility study or production is initiated However, we have achieved environmental (EIA) approval and a Mining License to commence gold mining on one of our gold projects mineralized target.

Assuming funding is available, we plan to develop and conduct small-scale gold mining on selected mineral properties within certain areas that are currently contained within our primary mining licenses and the Mining License that we have. The production decision or significant development on these projects will not be based on mineral reserves supported by an NI43-101 compliant technical report. We plan to secure Mining Licenses for each of these potential mining areas.

Our property portfolio is large, therefore we may interest other companies in our properties to either participate by means of option or joint venture agreements in the exploration of them or to finance and establish production on discovered mineralization.

We maintain our registered agent’s office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business and administrative office is located at Suite 810 – 675 West Hastings Street, Vancouver, British Columbia, V6B 1N2, Canada. Our telephone number is 604.248.5750.

Recent Corporate Developments

During the fiscal year ended on March 31st, 2014, we experienced the following significant corporate developments:

1.

Effective February 3, 2014, Ian A. Shaw resigned as a member of the board of directors and from all committees of the board of directors of Lake Victoria Mining Company, Inc. (the “Company”). Mr. Shaw’s resignation was not as a result of any disagreement with the Company or its board on any matter relating to the Company’s operations, policies or practices.

2.	On August 2, 2013, the Company completed and filed Environmental and Social Impact Assessment report for the Kinyambwiga mining project with the Tanzanian government. The company received the approved report from the government on January 7th, 2014. See news release dated January 9th, 2014. An application for the Mining License, covering the amalgamated 39 PMLs, together with the required Environmental Certificate, was submitted to the Ministry of Energy and Minerals in January 2014. On April 1, 2014, the Company was granted an offer of the applied for mining license and officially received Mining License ML520/2014 by the Tanzanian Government in respect to the Company’s proposed Kinyambwiga open-pit gold project in northern Tanzania. The term of the Mining License is 10 years.

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

Despite exploration work on our mineral properties, we have not established that any of them contain any mineral reserve as defined by NI43-101 regulations and the Securities and Exchange Commission in its Industry Guide 7, nor can there be any assurance that we will be able to do so. If we do not, our business could fail.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We are engaged in the business of identifying, acquiring, exploring and developing commercial reserves of primarily gold. Our properties are in the exploration stage only although we have achieved environmental (EIA) approval and a Mining License to commence gold mining on the mineralized target in one of our gold projects. This project is not a compliant gold reserve as defined by Canadian NI43-101 regulations nor the Securities and Exchange Commission in its Industry Guide 7. We have not generated any revenues nor have we realized a profit from our operations to date. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of gold, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

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

Executive Offices

As of the date of this report, our executive offices are located at Suite 810, 675 West Hastings Street, Vancouver, British Columbia V6B 1N2, Canada.

Mineral Properties

Acquisition of Primary Mining Licenses in Uyowa, Tanzania

On July 19, 2011, Guardian Investment Ltd, a related party, on behalf of the Company, entered into a mineral properties option agreement to acquire four primary mining licenses within the northern most prospecting license of the seven comprising the Uyowa Gold project. The total consideration is of $490,000, of which $40,000 was paid in 2012 and $50,000 paid in fiscal year 2013. During the year ended March 31, 2014, the option agreement was terminated and 4 PMLs were transferred back to their respective owners.

Licenses

The following table is a complete list of gold mining and prospecting licenses that we own by project name, license number, the area of location, district of its location and the size in square kilometers. We own no prospecting property other than the following licenses listed on the chart. There are no known reserves on these properties and any proposed programs by us are exploratory in nature.

Table 1: Gold Projects and License List

Project	License No	Area	District	Size (SqKm)	Ownership
MUSOMA BUNDA
Suguti	PL 3966/2006	Suguti	Musoma	20.00	Owned
Kinyambwiga	PL 4653/2007	Kinyambwiga	Musoma	13.47	Owned
	ML520/2014	Kinyambwiga	Musoma	5.12	Owned
				38.59
SINGIDA
23 PMLs		Singida - Londoni	Singida	(1.55)	Owned
20 PMLs		Singida - Londoni	Singida	(1.94)	Optioned
				3.94
BUHEMBA		Buhemba	Kiabakari	14.94	Owned
	PL7142/2011
	HQ-P23869	Buhemba	Majimoto	19.19	In Process
				34.13
UYOWA
	PL7245/2011	Uyowa	Urambo	199.04	Owned
	PL 5153/2008	Uyowa	Uyowa	65.07	Owned
				264.11
HANDENI
	PL7148/2011	Manga	Handeni	12.03	Owned
7 Prospecting Licenses (PLs) - Total SqKm				343.74
1 Mining License (ML) – Total SqKm				5.12
43 Primary Mining Licenses (PMLs)- Total SqKm				3.49

Uranium Projects and License List
All uranium licenses were expired during the last fiscal year.

Prospective Projects and Properties

The following map is a gold project location map (Map 1). For a detailed listing see Licenses – Gold Projects and License List (Table 1).

Map 1: Gold Project Location Map, March 2014

Prospective Gold Projects

The following is a brief overview of our portfolio of prospective mineral properties, the exploration developments on them where applicable and some of the details of the historical option agreements for them. During the fiscal year ended March 31, 2014, our exploration work was primarily confined to the Kinyambwiga Gold Project.

Musoma Bunda Murangi Gold Project

The Musoma Bunda Murangi Project is now comprised of 2 Prospecting Licenses covering 33.47 square kilometers. During 2013, the 39 PMLs, totaling 3.44 square kilometres located on the Kinyambwiga PL PL4653/2007 were amalgamated and incorporated back within the PL (5 July 2013). This was undertaken in order to facilitate the application for a Mining Licence (Map 2).

On August 2, 2013, The Company completed and filed an Environmental and Social Impact Assessment report for the Kinyambwiga mining project covering the amalgamated 39 PMLs with the National Environmental Management Council (NEMC) on August 2, 2013. The Environmental Certificate was approved by January 7th 2014. This was shortly followed by the submission of the Mining application to the Ministry of Mines.

No field exploration was undertaken during this reporting period on the Kinyambwiga (PL4653/2007) nor Suguti (PL3966/2006) Licenses other than a trial test pit that was dug by excavator at the proposed Kanunga Mine site on the Kinyambwiga Project to evaluate the upper saprolite horizon for geotechnical studies.

Exploration Strategy

The Kinyambwiga License has been reduced from 30.90 square kilometers to 13.47 square kilometers as part of the required Government relinquishment of 50 percent of the ground holdings on License renewal. The southern part of the License area, largely covered by dark gray to black, clay rich soil and underlain by granitic rocks with no known artisanal workings, was relinquished. The Company maintained the northern part of the License which is host to the Kanunga 1, 2 and 3 artisanal or small scale mine sites. The relinquished area is currently under application on account of a soil anomaly in the NE corner of the License.

The new artisanal or small scale mining site, located 1 kilometer along strike to the east of Kanunga 2, has been abandoned. Furthermore, the +500 artisanal miners that were mining the surface quartz rubble at Kanunga 3 in the northern part of the license have ceased operations and left the site.

Map 2: Plan showing the 24 PMLs plus the 15 additional PMLs that have now been amalgamated and incorporated within PL 4653/2007.

The Kanunga 1 Prospect has been earmarked for commercial small scale mining operations that are expected to proceed once necessary funding and the issuing of a Mining License has been achieved. The ESIA report, completed by TANSHEQ a local Tanzanian consulting firm specializing in Environmental Management, has been approved by the National Environmental Management Council (NEMC) on the 23rd December 2013 and the Environmental Certificate issued to Lake Victoria Resources (T) Ltd on the 7 January 2014. An application for the Mining License, covering the amalgamated 39 PMLs, together with the required Environmental Certificate, was submitted to the Ministry of Energy and Minerals early in 2014. A slight revision of the proposed Mining Licence was requested by the Ministry of Mines in order to reduce the amount of corner beacons presented by the current PML layout and which has subsequently increased the surface area to 5.12 square kilometres (Map 3). The Mining License ML520/2014 was offered by the Ministry of Energy and Minerals of Tanzania (MEM) on April 1, 2014 and officially received on June 2, 2014.

Map 3: Proposed Mining application area (in purple) covering the Kanunga small scale gold mine site. The outline perimeter of the amalgamated 39 PMLs is shown by the red boundary line.

A scoping study covering metallurgical test work, mine planning, mine scheduling (details of which were included in the 1st Quarter Report 2013) and preliminary financial evaluations has been prepared. A capital investment of US$3M is an estimated requirement for building the project.

Mine Planning

The Kanunga 1 Prospect consists of a small, conceptual gold target that is based on 40 meter spaced reverse circulation drill sections and trenches and may contain gold bearing mineralized material of between 600,000 and 1,000,000 tonnes. The estimated gold grades are between 1.50 and 2.00 g/t. The mineralized area which lies in three vein structures at Kanunga 1, is within the first 150 and 200 meters of surface. Continuity of the narrow quartz veins appears to extend along a strike length for about 500 meters.

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

Map 4: Site plan showing the proposed position of the rock waste dump tailings dam and the pit. 100 meter and 200 meter buffer zone from the pit and representing an area of non-inhabitation and limited farming activities, as per requirement by the Mining Act of Tanzania, is indicated.

Based on the results of the test pit undertaken in the 1st Quarter, a pit slope of 55-60 degrees was re-modeled for the open pit, using 10 meter and 7 meter benches (Map 5 & Map 6). At this time, the last bench in the 40m deep pit would be steeper depending upon the reach of the equipment and rock strength of the pit walls.

The rock dump and tailings dam have been re-designed (Map 7 & 8) to accommodate approximately 1.5M tons and 260,000 tons respectively; this is the estimated amount of rock to be mined to a depth of 40 meters.

Map 5: Plan view of the open pit on the Kanunga 1 showing the access ramp and benches

Map 6: Longitudinal and cross sections of the Kanunga1 Pit

Map 7: Plan and profile section of the rock waste dump

Map 8: Plan and profile section of the tailings dam

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

The Company has already completed the Mining and Processing License Application to cover not only the Kanunga Prospect but also the 39 amalgamated Primary Mining Licenses (PMLs) previously held by the Company’s Tanzanian subsidiary. The area, totalling 5.12 square kilometers also includes the 2 other known gold occurrences at Kanunga 2 and 3. The Mining application was submitted to the Ministry of Energy and Minerals in January 2014 and a Mining License was granted in April 2014.

Future work

With the Mining and Processing application approval and a Mining License being awarded by the Ministry Energy and Minerals, the Company will be in a position to proceed with the proposed mine plan.

A prospective exploration area lies to the east of the Kanunga 1 Prospect and is referred to as the Kanunga School Anomaly. With the Mining License approval, the Company will be in the position to make application for the area in order to do follow-up investigation of this gold anomaly.

An anomalous stone layer as encountered from previous RAB (rotary air blast) drilling during 2009 as well as the soil anomaly over the school zone requires further investigation. A number of auger drill traverses are planned to test the strike towards the SW where a number of anomalous soil samples are present (Map 9). Since this area was previously relinquished as part of the government’s requirement to reduce the PL area by 50 percent, an application to renew the area of “shed-off” was filed with the Ministry of Mines.

Map 9: Kanunga 1 East and School soil anomalies

The recent influx of +500 artisanal miners at the Kanunga 3 Prospect, situated approximately 1 kilometer to the north of Kanunga 1 (Map 10), was short lived. After processing some of the surface quartz gravels, the miners migrated elsewhere and off the license. The prospect consists of abundant quartz float covering an area of 200 meters x 200 meters which has been the site for periodic artisanal activity over the years. Trenching and reverse circulation drilling intersected a number of narrow discontinuous quartz veins (Map 11).

Map 10: Distribution of recently acquired PMLs (green and purple blocks) and showing positions of Kanunga 1, 2 and 3 prospects as well as the Kanunga School gold-in-soil anomaly in the eastern part of the Kinyambwiga licenses.

Map 11: Kanunga 3 prospect showing results of trenching and drilling undertaken across the area.

Suguti (PL3966/2006)

No exploration work has been undertaken on the Suguti License during the year from 31st March 2013 to 31st March 2014.

The Company decided not to place an application bid in for the northern part of the Suguti License, preferring to reserve the exploration funds for more advanced projects within the Company portfolio. The current License is scheduled to be relinquished.

Singida Gold Project

No exploration work was undertaken during the year from 31st March 2013 to 31st March 2014.

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

No exploration work was undertaken on either of the Licenses during the year from 31st March 2013 to 31st March 2014.

Kiabakari East (PL7142/2011)

The Kiabakari East Project is located approximately 55 kilometers southeast of Musoma town, in the Mara Region. The PL, covering 14.94 square kilometers and lying within the central part of the Musoma-Mara Greenstone Belt, was granted to Lake Victoria Resources by the Ministry of Mines in April 2011.

No exploration work was undertaken during the year from 31st March 2013 to 31st March 2014.

Future exploration

Metallurgical test work is to be undertaken on the oxide rock material taken from artisanal working and trenches on surface as part of the scoping study to determine the viability of commencing and open pit/underground small scale mining operation at BIF Hill. In order to get a better understanding of the geology and gold mineralisation, the Company is considering developing a north trending adit from the southern side at the base of the hill at a later date.

Maji Moto Gold Project (HQ-P23869)

A recent acquisition to the North Mara group of Licenses is the Maji Moto License that was awarded to the Company by the Ministry of Mines through application and tender in April 2012. The License is situated in the North Mara Greenstone Belt (Eastern Musoma Goldfields) approximately 28 kilometers to the SW of African Barrick’s North Mara Gold Mine (Map 1).

Map 12: Location map of Maji Moto HQ-P23869

Note: HQ-O23869 is the Application number. The License has yet to be allocated a PL number by the Ministry.

Artisanal workings:

Three artisanal sites are present in the northern part of the License (Map 23):

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
3.

Kebosi Hill, situated on the north-western arm of the License and east of the much larger Kitengara Hill. This site does not appear to be as extensively mined as site 2 and is currently not being mined by artisanal miners.

Map 23: Geology of HQ-P23869

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

Uyowa Gold Project

The Uyowa Gold project, located 120 kilometers northwest of Tabora town, previously consisted of seven (7) Prospecting Licenses (PLs) that initially covered a total area of 729.73 square kilometers in the west-central area of Tanzania. Due to increased Ministerial costs of annual renewals coupled with the Company’s objective to focus its exploration efforts on more potentially viable ground holding, the number of licenses has now been reduced to 2 PLs amounting to 264.11 square kilometers (Map 14).

Four PMLs on PL5153/2008 were optioned to the Company but have subsequently been returned to their respective owners. No exploration work was undertaken on any of the Licenses during the year from 31st March 2013 to 31st March 2014.

Map 34: Current license holdings of the Uyowa Poject

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

Handeni Gold Project

The Handeni Project, comprising of PL7148/2011 and covering a total area of 12.03 square kilometers, is located approximately 240 kilometers by road north-west of Dar es Salaam and some 30 kilometers south of Handeni town within the Handeni District (Map 15).

Map 15: Location map of the Handeni Project showing PL7148/2011 in red.

Exploration

No exploration was undertaken on the Handeni Project during the year from 31st March 2013 to 31st March 2014. A brief summary of the status of proposed future exploration of PL7148/2011 is given:

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

Mineral Properties

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

Quarter Ending	High	Low
March 31, 2014	$0.03	$0.03
December 31, 2013	$0.02	$0.01
September 30, 2013	$0.02	$0.02
June 30, 2013	$0.02	$0.02
March 31, 2013	$0.08	$0.08
December 31, 2012	$0.04	$0.02
September 30, 2012	$0.08	$0.08
June 30, 2012	$0.08	$0.08

Our transfer agent is Pacific Stock Transfer Company, of 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119; telephone number: 702.361.3033; facsimile: 702.433.1979.

Holders of our Common Stock

As of June 30, 2014, there are 200 registered stockholders holding 114,554,067 shares of our issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

On January 20, 2014, the Company offered a private placement of up to 18,000,000 shares of its common stock at a purchase price of $0.025 per share. The shares are accompanied by a gold bonus distribution of a total of 180 ounces of 0.999 gold during the first 395 days of commercial gold production. As of March 31, 2014, the Company has received subscriptions in the amount of $150,000 for 6,000,000 shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2014.

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

Plan of Operation

As of March 31, 2014, we had working deficit of approximately $1,739,816. We plan to spend approximately $400,000 for our property acquisitions and $2,000,000 for development and production of small scale mining in Kinyambwiga project and exploration activities on other projects. We will need to raise additional funds to finance the activities on our projects. There is no assurance that such financing would be available at this time.

In September 2012, the Company offered a total of up to 120 royalty units to raise a gross amount of $3,000,000 for a small scale mining operation on the Kinyambwiga property. Each unit will entitle investors to receive ½ of 1 percent (1%) of the net proceeds of production from the small scale mining operation at Kinyambwiga. Up to 60% of the net proceeds of gold production are offered to investors. As of March 31, 2014 the Company received subscription payments of $1,125,000 for 45 units.

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

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our audited financial statements for the financial years ended March 31, 2014 and 2013 which are included herein.

Our operating results for the years ended March 31, 2014 and 2013 are summarized as follows:

	Years Ended
	March 31,
	2014	2013
Revenue	$-	$-
Operating Expenses	1,169,186	2,861,304
Other Income (Expenses)	224,468	918,058
Net Loss	$944,718	$1,943,246

Revenue

We had no operating revenues for the fiscal years ended March 31, 2014 and 2013. We do not anticipate earning any revenue from our operations until such time as we have entered into commercial production at one or more of our mineral projects or we sell one or more of our mineral properties. We are currently in the exploration stage of our business and we can provide no assurance that we will discover a reserve on our properties or, if we do discover a reserve that we will be able to enter into commercial production.

Operating Costs and Expenses

The major components of our expenses for the years ended March 31, 2014 and 2013 are outlined in the table below:

	For the Year Ended
	March 31,
	2014	2013
	$	$
EXPENSES
Amortization and depreciation	38,399	40,391
Exploration costs	190,398	1,259,431
General and administrative	221,576	301,915
Impairment of mineral property acquisition costs	90,000	15,350
Management and director fees	36,000	36,000
Professional fees	102,962	281,152
Salaries	464,393	509,659
Stock-based compensation	–	362,336
Travel and accommodation	25,458	55,070
	1,169,186	2,861,304

The decrease of $80,339 in our general and administrative expenses for the year ended March 31, 2014 as compared to the same period in fiscal 2013 was primarily due to a decrease in office rent, communication expenses, bank charges and filing fees all of which offset the increased insurance expenses and promotion and shareholders relationship costs.

Exploration costs were decreased by $1,069,033 to $190,398 during the current period mainly because the increase of the licenses holding cost after the new rate imposed by the Tanzania government in last fiscal year.

Professional fees for the twelve months ended March 31, 2014 decreased to $102,962 compared to $281,152 for the same period of 2013. A main factor for the decreased legal and accounting services during the last fiscal year.

In 2013, we paid $90,000 to acquire mineral property interests at the Uyowa Project in comparison to the property option payment of $50,000 in 2013. As of March 31, 2014, we assessed our mineral properties and recognized an impairment loss on acquisition costs of $90,000 compared to impairment loss of $15,350 recognized in 2013.

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

Liquidity and Capital Resources

Working Capital

Percentage

	As at	As at	Increase /
	March 31, 2014	March 31, 2013	(Decrease)
Current Assets	$48,620	$259,371	(81%	)
Current Liabilities	$1,788,436	$1,181,158	51%
Working Capital (Deficiency)	$(1,739,816)	$(921,787)	89%

Cash Flows
			Percentage
	Year Ended	Year Ended	Increase /
	March 31, 2014	March 31, 2013	(Decrease)
Cash used by Operating Activities	$(326,680)	$(553,670)	(41%	)
Cash provided (used) by Investing Activities	$(1,709)	$(50,331)	(97%	)
Cash provided by Financing Activities	$154,687	$288,320	(46%	)
Net Increase (Decrease) in Cash	$(173,702)	$(315,681)	(45%	)

We had a cash balance of $34,022 and working deficit of 1,739,816 as of March 31, 2014 compared to cash of $207,724 and working capital of $921,787 as of March 31, 2013. We anticipate that we will incur approximately $3,000,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months.

On January 20, 2014, the Company offered a private placement of up to 18,000,000 shares of its common stock at a purchase price of $0.025 per share. The shares are accompanied by a gold bonus distribution of a total of 180 ounces of 0.999 gold during the first 395 days of commercial gold production. . As of March 31, 2014, the Company has received subscriptions in the amount of $150,000 for 6,000,000 shares.

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended March 31, 2014 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2014, we had cash of $34,022 and we estimate that we will require approximately $500,000 for general and administration costs and professional fees, and $400,000 for property acquisition holding and exploration costs associated with our plan of operation over the next twelve months. We do not have sufficient funds for general and administration activities and we do not have sufficient funds for planned mineral property acquisition and exploration activities. Therefore we will be required to raise additional funds. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders.

The advancement of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We had a cash balance of $34,022 and working deficit of $1,739,816 as of March 31, 2014 compared to cash of $207,724 and working capital of $921,787 as of March 31, 2013 and we estimate that we will require approximately $3,000,000 for costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We intend to raise additional funds from another equity offering or loans. If we need additional funds and are unable to raise them, we will have to suspend or cease operations until we succeed in raising additional funds.

Outstanding shares and options

On December 7, 2010, our shareholders approved a resolution to amend the articles of incorporation to increase the number of authorized shares of our common stock from 100,000,000 shares to 250,000,000 shares. As of June 30, 2014, we have 114,554,067 shares of common stock outstanding, 9,520,000 stock options outstanding and 17,068,334 warrants outstanding.

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

As of March 31, 2014, a cumulative loss of $8,719,455 had been attributed to the non-controlling interest of the Company’s controlled subsidiary.

Basic and Diluted Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of March 31, 2014, we had 26,588,334 potentially dilutive securities outstanding.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance or may be redeemed without significant penalties to be cash equivalents.

As of March 31, 2014 and 2013, the Company has approximately $1,900 and $2,500, respectively, deposited at FDIC insured banks in the United States. FDIC deposit insurance covers the balance of each depositor’s account up to $250,000 per insured bank.

As of March 31, 2014 and 2013, the Company has approximately $26,000 and $180,000, respectively, deposited in banks in Canada. CDIC deposit insurance covers the balance of each depositor’s account up to $100,000 per insured bank. These deposits include $6,237 (CAD$6,900) and $6,778 (CAD$ 6,900), respectively, of guaranteed investment certificates bearing variable interest at prime rate less 2.05% which is restricted in use for corporation credit cards.

As of March 31, 2014, the Company has Tanzania shillings of 6,922,000 (approximately $4,200) and $1,100 deposited in Tanzania. The Deposit Insurance Board in Tanzania insures up to 1,500,000 Tanzanian Shillings (approximately $900 as of March 31, 2014) per customer per bank. Any amount beyond the basic insurance amount may expose the Company to loss.

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

When the Company has capitalized mineral property costs, these properties will be periodically assessed for impairment of value. Once a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method. The Company records its interests in mining properties and areas of geological interest at cost. The Company has capitalized mineral properties costs of $501,400 and $591,400 as at March 31, 2014 and 2013, respectively. The Company has recognized impairment charges of $90,000 and $15,350 for the years ended at March 31, 2014 and 2013, respectively, which were determined not be recoverable and therefore, were written down to their estimated fair values of $Nil.

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

Asset Retirement Obligations

We account for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations which requires we to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. We did not have any asset retirement obligations as of March 31, 2014 and 2013.

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

Segment Information

At March 31, 2014, approximately $44,000 of property and equipment (2013 - $78,000) is located in Tanzania and $8,000 (2013 - $11,000) in Canada. Mineral properties totaling $501,400 (2012 - $591,400) are located in Tanzania. Although Tanzania is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As of March 31, 2014 and 2013, we have had no items that represent a comprehensive loss, and therefore have not included a schedule of comprehensive loss in the consolidated financial statements.

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

Recent Accounting Pronouncements

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

In February 2013, ASC guidance was issued related to items reclassified from Accumulated Other Comprehensive Income. The new standard requires either in a single note or parenthetically on the face of the financial statements:(i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and (ii) the income statement line items affected by the reclassification. The adoption of this standard by the Company effective April 1, 2013 did not have significant impact on the consolidated statements of financial position, results of operations or cash flows.

Disclosures about Offsetting Assets and Liabilities

In November 2011, ASC guidance was issued related to disclosures about offsetting assets and liabilities. The new standard requires disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. In January 2013, ASC guidance was issued to clarify that the disclosure requirements are limited to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (i) offset in the financial statements or (ii) subject to an enforceable master netting arrangement or similar agreement. The adoption of this standard by the Company effective April 1, 2013 did not have significant impact on the consolidated statements of financial position, results of operations or cash flows.

Foreign Currency Matters

In March 2013, ASC guidance was issued related to Foreign Currency Matters to clarify the treatment of cumulative translation adjustments when a parent sells a part of all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The updated guidance also resolves the diversity in practice for the treatment of business combinations achieved in stages in a foreign entity. The update is effective prospectively for the Company’s fiscal year beginning April 1, 2014. The company does not expect the updated guidance to have an impact on the financial position, results of operations or cash flows.

The Company has implemented all other new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)

March 31, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Lake Victoria Mining Company, Inc. (An Exploration Stage Company) as of March 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, cash flows and stockholders’ equity (deficit) for the years then ended, and for the period from December 11, 2006 (Date of Inception) to March 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements as of March 31, 2010, and for the period from December 11, 2006 (Date of Inception) to March 31, 2010, were audited by another firm of independent accountants, which expressed an unqualified audit opinion on those financial statements in its report dated July 13, 2010. Our opinion on the consolidated statements of comprehensive loss, cash flows and stockholders’ equity (deficit) for the period from December 11, 2006 (Date of Inception) to March 31, 2014, insofar as it relates to the amounts for prior periods through March 31, 2010, is based on the reports of the other auditors. The predecessor auditor has not reissued its reports because the firm has ceased its operations.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Victoria Mining Company, Inc. (An Exploration Stage Company) as of March 31, 2014 and 2013, and the results of its operations, cash flows and stockholders’ equity (deficit) for the years then ended and accumulated for the period from December 11, 2006 (Date of Inception) to March 31, 2014 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit, has accumulated losses since inception and has no revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott LLP

CHARTERED ACCOUNTANTS
Vancouver, Canada
June 27, 2014

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31,	March 31,
	2014	2013
	$	$

ASSETS

Current Assets

Cash and cash equivalents	34,022	207,724
Prepaid expenses and other (Note 3(b))	14,598	51,647

Total Current Assets	48,620	259,371

Property and Equipment (Note 4)	52,499	89,188
Mineral Properties (Note 8)	501,400	591,400

Total Assets	602,519	939,959

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	1,038,461	623,190
Accounts payable to related party (Note 3(a))	329,402	144,374
Accrued expenses and other payables (Note 5)	233,183	412,274
Deferred revenue (Note 6)	31,383	–
Note payable (Note 7)	6,007	1,320
Loans payable (Note 9)	150,000	–

Total Liabilities	1,788,436	1,181,158

Nature of Operations and Going Concern (Note 1)
Commitments (Notes 8 and 14)
Subsequent Events (Note 15)

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; No shares issued and outstanding (Note 10)	–	–

Common Stock, 250,000,000 shares authorized, $0.00001 par value; 114,554,067 shares issued and outstanding (2013 – 114,554,067)(Note 10)	1,146	1,146

Additional Paid-in Capital	17,528,554	17,528,554

Deficit Accumulated During the Exploration Stage	(18,715,617)	(17,770,899)

Total Stockholders’ Deficit	(1,185,917)	(241,199)

Total Liabilities and Stockholders’ Deficit	602,519	939,959

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Loss
(Expressed in US dollars)

			Accumulated From
	For the	For the	December 11, 2006
	Year Ended	Year Ended	(Date of Inception) to
	March 31,	March 31,	March 31,
	2014	2013	2014
	$	$	$

Revenue	–	–	–

Expenses
Depreciation	38,399	40,391	153,102
Exploration costs (Note 8)	190,398	1,259,431	5,547,670
General and administrative	221,576	301,915	2,810,393
Impairment of mineral property acquisition costs (Note 8)	90,000	15,350	11,690,053
Management and director fees (Note 3)	36,000	36,000	628,017
Professional and consulting fees	102,962	281,152	3,954,863
Salaries (Note 3)	464,393	509,659	1,680,835
Stock-based compensation (Note 11)	–	362,336	2,170,150
Travel and accommodation	25,458	55,070	480,144

Total Operating Expenses	1,169,186	2,861,304	29,115,227

Operating Loss	(1,169,186)	(2,861,304)	(29,115,227)

Other Income (Expenses)
Loss on sales of investments	–	–	(752,489)
Foreign exchange loss	25,246	(5,995)	(140,181)
Interest income	62	305	11,391
Interest expense	(840)	(1,252)	(3,137)
Loss on debt settlement	–	–	(63,752)
Other income	–	–	15,900
Proceeds from sale of royalty interests (Note 8 (c))	200,000	925,000	1,125,000
Income from options granted on mineral properties	–	–	1,487,423

Total Other Income (Expenses)	224,468	918,058	1,680,155
Net Loss and Comprehensive Loss	(944,718)	(1,943,246)	(27,435,072)
Net Loss and Comprehensive Loss Attributable to Non- Controlling Interest	–	–	8,719,455
Net Loss and Comprehensive Loss Attributable to the Company	(944,718)	(1,943,246)	(18,715,617)

Net Loss Per Share – Basic and Diluted	(0.01)	(0.02)
Weighted Average Shares Outstanding	114,554,067	112,844,035

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	For the	For the	Accumulated From
	Year Ended	Year Ended	December 11, 2006
	March 31,	March 31,	(Date of Inception)
	2014	2013	to March 31, 2014
	$	$	$
Operating Activities
Net Loss	(944,718)	(1,943,246)	(18,715,617)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	38,399	40,391	153,102
Directors' compensation share payments	–	–	35,000
Impairment of mineral property acquisition cost	90,000	15,350	11,690,053
Loss on debt settlement	–	–	63,752
Loss on sales of investments	–	–	752,489
Loss in subsidiary attributed to non-controlling interest	–	–	(8,719,455)
Restructuring charges	–	–	(110,019)
Share payment for consulting services	–	–	2,746,501
Share payments received for options granted on mineral properties	–	–	(990,000)
Cash received from options granted on mineral properties	–	–	(497,423)
Stock-based compensation	–	362,336	2,170,150
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses and other	37,049	9,117	32,490
Decrease (Increase) in amounts receivable	–	2,423	(47,088)
Increase (Decrease) in amounts due to/from related parties	185,028	143,874	329,402
Increase (Decrease) in accounts payable	415,270	454,535	1,038,460
Increase (Decrease) in accrued expenses and other payables	(179,091)	361,550	233,183
Increase (Decrease) in deferred revenue	31,383	–	31,383
Net Cash Provided By (Used In) Operating Activities	(326,680)	(553,670)	(9,803,637)
Investing Activities
Acquisition of property, plant and equipment	(1,709)	(331)	(205,600)
Cash payment for acquisition of mineral properties	–	(50,000)	(4,287,053)
Cash received from options granted on mineral properties	–	–	497,423
Proceeds of subsidiary stock issuances	–	–	1,600,300
Purchase of investment	–	–	(5,000)
Proceeds from sale of investments	–	–	242,511
Net Cash Used In Investing Activities	(1,709)	(50,331)	(2,157,419)
Financing Activities
Proceeds from note payable	15,085	13,725	41,560
Repayment of note payable	(10,398)	(12,405)	(35,553)
Proceeds from issuance of stock, net	–	287,000	12,003,071
Proceeds from loans payable	150,000	–	–
Payment for cancellation of stock	–	–	(14,000)
Net Cash Provided By Financing Activities	154,687	288,320	11,995,078
Net (Decrease) Increase In Cash and Cash Equivalents	(173,702)	(315,681)	34,022
Cash and Cash Equivalents at Beginning of Year	207,724	523,405	–
Cash and Cash Equivalents at End of Year	34,022	207,724	34,022

Supplemental Cash Flow Information (Note 13)

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)

						Accumulated	Total
			Additional		Common	During	Stockholders'	Non-
	Common Stock		Paid-in	Subscription	Stock	Exploration	Equity	Controlling
	Shares	Amount	Capital	Receivable	Issuable	Stage	(Deficit)	Interest
		$	$	$	$	$	$	$
Balance, at December 11, 2006	–	–	–	–	–	–	–	–

Common stock issued in December for cash at $0.001 per share	14,730,000	147	12,128	(9,775)	–	–	2,500	–

Common stock issued in February for consulting service provided at $0.10 per share	2,370,000	24	197,476	–	–	–	197,500	–

Subsidiary equity interest purchased in March by non-controlling interests	–	–	–	–	–	–	–	10

Net loss for period	–	–	–	–	–	(294,102)	(294,102)	(7,441)

Balance, at March 31, 2007	17,100,000	171	209,604	(9,775)	–	(294,102)	(94,102)	(7,431)

Common stock issued in April for cash at $0.10 per share	5,172,000	52	430,948	(3,500)	–	–	427,500	–

Common stock issued in October for cash at $0.75 per share	2,201,923	22	1,375,748	–	–	–	1,375,770	–

Common stock issued in November for cash at $0.75 per share	48,000	–	30,000	–	–	–	30,000	–

As of October, Subsidiary equity interest purchased by non- controlling interests	–	–	–	–	–	–	–	100,300

Miscellaneous adjustments to Equity	–	–	–	(5)	–	–	(5)	–

Common stock issued in February for cash at $0.75 per share	60,720	1	37,949	–	–	–	37,950	–

Net loss for year	–	–	–	–	–	(619,622)	(619,622)	(8,705)

Balance, March 31, 2008	24,582,643	246	2,084,249	(13,280)	–	(913,724)	1,157,491	84,164

Common stock issued in April for cash at $0.75 per share	208,000	2	129,998	–	–	–	130,000	–

Common stock issued in December for cash at $0.50 per share	1,765,765	18	735,667	–	–	–	735,684	–

As of May, Subsidiary equity interest purchased by non-controlling interests	–	–	–	–	–	–	–	250,000

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)

						Deficit
						Accumulated	Total
			Additional		Common	During	Stockholders'	Non-
	Common Stock		Paid-in	Subscription	Stock	Exploration	Equity	Controlling
	Shares	Amount	Capital	Receivable	Issuable	Stage	(Deficit)	Interest

As of November, Subsidiary equity interest purchased by non- controlling interests	–	–	–	–	–	–	–	250,000

As of November, Subsidiary equity interest purchased by non- controlling interests	–	–	–	–	–	–	–	1,000,000

Subsidiary equity interest issued in December for mineral properties acquisition	–	–	–	–	–	–	–	2,350,300

Common stock cancelled for refund at $0.50 per share	(33,600)	–	(14,000)	–	–	–	(14,000)	–

Subsidiary equity interest issued in January for mineral properties acquisition	–	–	–	–	–	–	–	1,690,000

Subsidiary equity interest issued in January for mineral properties acquisition	–	–	–	–	–	–	–	1,840,000

Net loss for year	–	–	–	–	–	(1,401,282)	(1,401,282)	(6,776,084)

Balance, March 31, 2009	26,522,808	266	2,935,914	(13,280)	–	(2,315,006)	607,894	688,380

Subsidiary equity interest issued in April for directors compensation	–	–	–	–	–	–	–	35,000

Common stock issued in May for mineral properties acquisition	6,211,500	62	2,588,063	–	–	–	2,588,125	–

Common stock issued in June for cash at $0.25 per share	1,747,200	17	363,983	–	–	–	364,000	–

Common stock issued in June for consulting service provided	186,000	2	38,748	–	–	–	38,750	–

Common stock issued in June for consulting service provided	1,186,200	12	322,113	–	–	–	322,125	–

Common stock issued in June for consulting service provided	1,620,720	16	337,634	–	–	–	337,650	–

Common stock issued in June for consulting service provided	179,122	2	59,705	–	–	–	59,706	–

Subsidiary equity interest issued in June for mineral properties acquisition	–	–	–	–	–	–	–	1,800,000

As of August, loss attributable to non-controlling interest	–	–	–	–	–	–	–	(1,927,226)

As of August, Reverse acquisition restructuring of the non-controlling interest and investment held by parent company	18,198,000	182	(2,102,180)	5	–	–	(2,101,993)	(596,154)

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)

						Deficit
						Accumulated	Total
			Additional		Common	During	Stockholders'	Non-
	Common Stock		Paid-in	Subscription	Stock	Exploration	Equity	Controlling
	Shares	Amount	Capital	Receivable	Issuable	Stage	(Deficit)	Interest
		$	$	$	$	$	$	$
Common stock attached with warrants issued in September for cash at $0.60 per share	200,000	2	119,998	–	–	–	120,000	–

Common stock issued in November for consulting service provided	255,000	3	152,997	–	–	–	153,000	–

Common stock issued in November for consulting service provided	201,250	2	120,748	–	–	–	120,750	–

Common stock issued in November for consulting service provided	1,450,000	15	1,217,986	–	–	–	1,218,000	–

Common stock issued in December for consulting service provided	68,775	1	42,639	–	–	–	42,640	–

Common stock attached with warrants issued	2,501,001	25	1,454,679	–	–	–	1,454,704	–

Received subscription payment	–	–	–	13,275	–	–	13,275	–

Common stock attached with warrants issuable for private placement at $0.20 per share	7,343,650	73	1,457,157	(20,000)	–	–	1,437,230	–

Net loss for year	–	–	–	–	–	(6,107,243)	(6,107,243)	–

Balance, at March 31, 2010	67,871,225	679	9,110,183	(20,000)	–	(8,422,249)	668,613	–

Common stock attached with warrants issued in May for cash at $0.20 per share	3,129,350	31	625,839	–	–	–	625,870	–

Common stock issued in April to settle debt	153,525	2	58,338	–	–	–	58,340	–

Common stock issued in April to settle debt	85,000	1	34,849	–	–	–	34,850	–

Common stock attached with warrants issued in May for cash at $0.20 per share	–	–	–	20,000	–	–	20,000	–

Common stock attached with warrants issued in August for cash at $0.225 per share, net of cost of $23,416	4,790,700	48	1,054,442	–	–	–	1,054,490	–

Common stock issued in October to settle debt	217,100	2	102,036	–	–	–	102,038	–

Stock options granted to directors and officers and consultant			1,593,989	–	–	–	1,593,989	–

Common stock issued in November for consulting services	100,000	1	40,999	–	–	–	41,000	–

Common stock issuable in February to settle debt	–	–	–	–	35,000	–	35,000	–

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)

						Accumulated	Total
			Additional		Common	During	Stockholders'	Non-
	Common Stock		Paid-in	Subscription	Stock	Exploration	Equity	Controlling
	Shares	Amount	Capital	Receivable	Issuable	Stage	(Deficit)	Interest
		$	$	$	$	$	$	$
Common stock attached with warrants issued in March for cash at $0.15 per share	20,000,000	200	2,999,800	–	–	–	3,000,000	–

Net loss for year	–	–	–	–	–	(5,020,711)	(5,020,711)	–

Balance, at March 31, 2011	96,346,900	964	15,620,475	–	35,000	(13,442,960)	2,213,479	–

Common stock issued in February to settle debt	145,833	1	34,999	–	(35,000)	–	–	–

Common stock issued in July to settle debt	163,000	2	48,898	–	–	–	48,900	–

Common stock issued in July for mineral property acquisition	830,000	8	224,092	–	–	–	224,100	–

Stock option re-pricing and issued in November	–	–	213,825	–	–	–	213,825	–

Common stock and warrants issuable	–	–	–	–	737,100	–	737,100	–

Net loss for year	–	–	–	–	–	(2,384,693)	(2,384,693)	–

Balance, at March 31, 2012	97,485,733	975	16,142,289	–	737,100	(15,827,653)	1,052,711	–

Common stock attached with warrants issued in April for cash at $0.06 per share	14,285,000	143	856,957	–	(737,100)	–	120,000	–

Stock options granted to directors and officers and consultant	–	–	362,336	–	–	–	362,336	–

Common stock attached with warrants issued in August for cash at $0.06 per share	2,783,334	28	166,972	–	–	–	167,000	–

Net loss for year	–	–	–	–	–	(1,943,246)	(1,943,246)	–

Balance, at March 31, 2013	114,554,067	1,146	17,528,554	–	–	(17,770,899)	(241,199)	–

Net loss for year	–	–	–	–	–	(944,718)	(944,718)	–

Balance, March 31, 2014	114,554,067	1,146	17,528,554	–	–	(18,715,617)	(1,185,917)	–

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
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

The Company’s principal business activity is the acquisition and exploration mineral properties. The Company is primarily conducting exploration activities on gold properties located in Tanzania. The Company is planning to run a small-scale gold mine on mineral properties under the Company’s mining licenses.

As of March 31, 2014, none of the Company’s mineral property interests had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As shown in the accompanying financial statements, the Company has a working capital deficit of $1,739,816 and an accumulated deficit of $18,715,617 incurred through March 31, 2014. The Company also has no revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to continue the exploration for gold. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

The Company follows the guidance in ASC 805, Business Combinations, and ASC 810, Consolidation. The net loss attributable to non-controlling interest recognized during the period from December 11, 2006 (date of inception) to March 31, 2014 was previously the minority interest held by certain passive shareholders at the consolidated financial statement level of Kilimanjaro, and whose interests were eliminated for accounting purposes by the August 7, 2009 share exchange agreement. The Company, after August 7, 2009, had no further non-controlling interests. As of March 31, 2014, a cumulative loss of $8,719,455 had been attributed to the non-controlling interest of the Company’s subsidiary.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of March 31, 2014, the Company had 26,588,334 potentially dilutive securities outstanding.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance or may be redeemed without significant penalties to be cash equivalents.

As of March 31, 2014 and 2013, the Company has approximately $1,900 and $2,500, respectively, deposited at FDIC insured banks in the United States. FDIC deposit insurance covers the balance of each depositor’s account up to $250,000 per insured bank.

As of March 31, 2014 and 2013, the Company has approximately $26,000 and $180,000, respectively, deposited in banks in Canada. CDIC deposit insurance covers the balance of each depositor’s account up to $100,000 per insured bank. These deposits include $6,237 (CAD$6,900) and $6,778 (CAD$ 6,900), respectively, of guaranteed investment certificates bearing variable interest at prime rate less 1.90% which is restricted in use for corporation credit cards.

As of March 31, 2014, the Company has Tanzania shillings of 6,922,000 (approximately $4,200) and $1,100 deposited in Tanzania. The Deposit Insurance Board in Tanzania insures up to 1,500,000 Tanzanian Shillings (approximately $900 as of March 31, 2014) per customer per bank. Any amount beyond the basic insurance amount may expose the Company to loss.

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
March 31, 2014
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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of March 31, 2014.

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	j)	Financial Instruments (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of March 31, 2014 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2014
	$	$	$	$
Assets:
Cash and cash equivalents	34,022	–	–	34,022

k)	Foreign Currency Translation

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

At March 31, 2014, approximately $44,000 of property and equipment (2013 - $78,000) is located in Tanzania and $8,000 (2013 - $11,000) in Canada. Mineral properties totaling $501,400 (2012 - $591,400) are located in Tanzania. Although Tanzania is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

m)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of other comprehensive loss and its components in the consolidated financial statements. As at March 31, 2014 and 2013, the Company had no items that represent other comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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
March 31, 2014
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

	p)	Recently Adopted Accounting Pronouncements

i)	Reporting of Amounts reclassified out of Accumulated Other Comprehensive Income

In February 2013, ASC guidance was issued related to items reclassified from Accumulated Other Comprehensive Income. The new standard requires either in a single note or parenthetically on the face of the financial statements:(i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and (ii) the income statement line items affected by the reclassification. The adoption of this standard by the Company effective April 1, 2013 did not have significant impact on the consolidated statements of financial position, results of operations or cash flows.

ii)	Disclosures about Offsetting Assets and Liabilities

In November 2011, ASC guidance was issued related to disclosures about offsetting assets and liabilities. The new standard requires disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. In January 2013, ASC guidance was issued to clarify that the disclosure requirements are limited to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (i) offset in the financial statements or (ii) subject to an enforceable master netting arrangement or similar agreement. The adoption of this standard by the Company effective April 1, 2013 did not have significant impact on the consolidated statements of financial position, results of operations or cash flows.

q)	Recently Issued Accounting Pronouncements

Foreign Currency Matters

In March 2013, ASC guidance was issued related to Foreign Currency Matters to clarify the treatment of cumulative translation adjustments when a parent sells a part of all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The updated guidance also resolves the diversity in practice for the treatment of business combinations achieved in stages in a foreign entity. The update is effective prospectively for the Company’s fiscal year beginning April 1, 2014. The Company does not expect the updated guidance to have an impact on the financial position, results of operations or cash flows.

The Company has implemented all other new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)

3.	Related Party Transactions and Balances

a)

As at March 31, 2014, the Company owed $403,524 (March 31, 2013 - $144,374) to five directors and officers of the Company. The amounts are unsecured, non-interest bearing and have no fixed terms of repayment. During the year ended March 31, 2014, the Company incurred $36,000 (2013 - $36,000) of directors fees, $1,000 (2013 – Nil) of agreement signing fees to a director, and $426,955 (2013 - $456,336) of salaries to directors and officers. The transactions were recorded at their exchange amounts, being the amounts agreed upon by the related parties.

	b)	As at March 31, 2014, the Company held $Nil (2013 - $41,966) in trust with a company sharing a common director, which has been included in prepaid expenses and other.

4.	Property and Equipment

Property and equipment consists of the following:

	As at March 31, 2014			As at March 31, 2013
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$
Mining tools and equipment	143,271	108,162	35,109	143,271	79,508	63,763
Vehicle	12,800	7,253	5,547	12,800	4,693	8,107
Furniture and equipment	12,127	8,620	3,507	12,127	6,194	5,933
Computer and software	37,403	29,067	8,336	35,693	24,308	11,385
	205,601	153,102	52,499	203,891	114,703	89,188

5.	Accrued Expenses and Other Payables

Accrued expenses and other payables comprise the following:

	March 31,	March 31,
	2014	2013
	$	$
(a) Accrued mineral property license payments	-	308,554
(b) Accrued payroll deductions in Canada	118,986	50,745
(c) Payroll deductions payable in Tanzania	114,197	52,975
	233,183	412,274

(a) Accrued Mineral Property License Payments

At March 31, 2013, the Company recognized a liability for mineral property annual rental fees for valid and expired mineral claims due to the government of Tanzania in the estimated amount of $308,554. During the year ended March 31, 2014, the Company received a notice from the government specifying the actual amount payable of $373,098, which has been included in accounts payable at March 31, 2014.

(b) Accrued Payroll Deductions in Canada

At March 31, 2014, the Company accrued for payroll deductions on unpaid salaries in Canada in the amount of $118,986 (March 31, 2013 - $50,745). The accrued amounts will be transferred to accounts payable once the salaries are paid.

(c) Payroll Deductions Payable in Tanzania

As of March 31, 2014 and 2013, the Company withheld Tanzanian payroll tax deductions of $114,197 and $52,975, respectively, which remain payable under the local tax law.

6.	Deferred Revenue

On January 23, 2014, the Company agreed to forward sell a portion of its future gold production from the Kinyambwiga project (see Note 8(c)) to finance the capital costs of establishing a gold mine. The forward gold sales pricing will be calculated using the future gold price as per COMEX for the month being offered. As of March 31, 2014, the aggregate amount of $31,383 was received by the Company and recorded as deferred revenue.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)

7.	Note Payable

On September 26, 2013, the Company signed a finance agreement for $15,085 at an annual rate of 12.95% for an eleven-month period, payable in monthly installments of $1,532 for general liability insurance. As at March 31, 2014, the balance owing under the note payable was $6,007 (2013 – $Nil).

8.	Mineral Property Acquisition and Exploration Costs

On May 4, 2009, Kilimanjaro completed a Property Acquisition Agreement (the “Geo Can Agreement”) with Geo Can. Under the terms of the agreement Kilimanjaro acquired a 100% interest in the mineral property assets, which included 33 gold prospecting licenses and 13 uranium licenses. Included in this agreement were the Kalemela project’s licenses, Geita project’s license, Uyowa Project’s licenses and Kinyambwiga project’s license and other projects’ licenses. Geo Can had entered into property option agreements, regarding some of these resource properties, with Lake Victoria before the share exchange agreement between Lake Victoria and Kilimanjaro on August 7, 2009, as a consequence Geo Can no longer has any interest in those prior property agreements.

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

The following is a continuity of mineral property acquisition costs incurred during the years ended March 31, 2014 and 2013:

	Geita	Singida	Uyowa	Handeni	Buhemba	Total
	Project	Project	Project	Project	Project
	$	$	$	$	$	$

March 31, 2012	6,150	-	40,000	253,650	256,950	556,750
Cash consideration	-	-	50,000	-	-	50,000
Impairment	(6,150)	-	-	(2,400)	(6,800)	(15,350)
March 31, 2013	-	-	90,000	251,250	250,150	591,400
Impairment	-	-	(90,000)	-	-	(90,000)
March 31, 2014	-	-	-	251,250	250,150	501,400

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)

8.	Mineral Property Acquisition and Exploration Costs (continued)

The following is a continuity of mineral property exploration costs incurred and expensed during the years ended March 31, 2014 and 2013:

	Kalemela	Geita	Kinyambwiga	Suguti	Singida	Uyowa	North Mara	Handeni	Buhemba	Other Projects	Total
	$	$	$	$	$	$	$	$	$	$	$
Balance, March 31, 2012	640,692	417,839	597,972	117,737	1,292,661	651,387	77,941	136,873	105,841	58,898	4,097,841

Exploration Expenditures:
Camp, Field Supplies and Travel	-	-	11,969	2,314	8,177	14,025	-	-	14,015	-	50,500
Drilling Cost	-	-	-	-	-	441,819	-	-	50,484	-	492,303
Geological Consulting and Wages	-	-	145,832	6,996	15,344	99,251	-	-	30,080	721	298,224
Geophysical and Geochemical	-	-	5,723	291	-	13,007	-	-	9,999	1,684	30,704
Parts and Equipment	-	-	1,779	74	998	2,105	-	-	599	-	5,555
Study and Report	-	-	48,575	-	-	-	-	-	-	-	48,575
Vehicle and Fuel expenses	-	-	6,384	3,096	1,674	11,585	-	-	12,056	-	34,795
License Payments	-	-	-	-	-	-	-	-	-	298,775	298,775
	-	-	220,262	12,771	26,193	581,792	-	-	117,233	301,180	1,259,431
Balance, March 31, 2013	640,692	417,839	818,234	130,508	1,318,854	1,233,179	77,941	136,873	223,074	360,078	5,357,272

Exploration Expenditures:
Camp, Field Supplies and Travel	-	-	11,171	-	2,514	1,132	-	-	-	-	14,817
Geological Consulting and Wages	-	-	120,822	-	-	-	-	-	-	-	120,822
Study and Report	-	-	1,315	-	-	-	-	-	-	-	1,315
Vehicle and Fuel expenses	-	-	4,878	-	-	-	-	-	-	-	4,878
License Payments	-	-	10,179	-	-	10,121	-	-	-	28,266	48,566
	-	-	148,365	-	2,514	11,253	-	-	-	28,266	190,398
Balance, March 31, 2014	640,692	417,839	966,599	130,508	1,321,368	1,244,432	77,941	136,873	223,074	388,344	5,547,670

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)

8.	Mineral Property Acquisition and Exploration Costs (continued)

	a)	Kalemela Gold Project

The Kalemela Gold Project is located within the Southeastern Lake Victoria Goldfields in Northern Tanzania in Magu District, Mwanza Region.

As a part of the Geo Can Agreement, the Company acquired three prospecting licenses in the Kalemela Gold Project. As of March 31, 2014, all licenses had expired.

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

A director of the Company entered into Mineral Purchase agreements on behalf of the Company with 24 Primary Mining Licenses (PMLs) which are part of the Kinyambwiga Project and which are recorded in his name. During the year ended March 31, 2014, the Company submitted an application to convert 24 PMLs into a mining license and to transfer it over to the Company. On April 1, 2014, the Company was granted a mining license for 10 years.

On August 3, 2012, the Company announced that it intends to offer up to 120 units of royalty at $25,000 per unit to raise up to $3,000,000 from participants by selling up to 60% of the net proceeds of gold production of the Company’s Kinyambwiga gold project through royalty purchase agreements. Each unit will entitle the holder to receive ½ of 1 percent (1/2%) of the net proceeds of production from small scale mining operations up to 60% of the net proceeds of gold production. As of March 31, 2014, the Company has received subscription payments totaling $1,125,000 for 45 units which is recognized in other income.

On January 23, 2014, the Company agreed to forward sell a portion of its future gold production from Kinyambwiga project to finance the capital costs of establishing the Kunanaga Medium Scale Gold Mine. The forward gold sales pricing will be calculated using the future gold price as per COMEX for the month being offered. The price is negotiable for bulk or sizable orders. The net amount realized by the Company per agreement will be the discounted price less any promotional discount, consulting fees and the amount of 5 cents allocated per dollar received, for CSR projects at the Kunanga Village area.

As of March 31, 2014, the Company has sold 31.94 oz of gold for the total consideration of $31,383 (Note 6).

	d)	Singida Project

On May 15, 2009, the Company signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of February 7, 2011, this director has entered into Mineral Properties Sales and Purchase agreements and addendums with various PML owners to acquire PMLs in the Singida area. As of March 31, 2014, the Company has acquired a 100% interest in 23 PMLs and 20 PMLs with the 2% net smelter production royalty payments. The Company also agreed to increase the royalty by 1% to 3% if commercial production is delayed beyond March 2015.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)

8.	Mineral Property Acquisition and Exploration Costs (continued)

	e)	Uyowa Project

As a part of the Geo Can Agreement the Company had owned 100% interest in the Uyowa project’s prospecting licenses. On July 19, 2011, Guardian Investment Ltd, a related party, on behalf of the Company, entered into a mineral properties option agreement to acquire four primary mining licenses within the northern most prospecting license of the seven comprising the Uyowa Gold project. During the year ended March 31, 2014, the Company has terminated the option agreement and the related capitalized acquisition costs of $90,000 were determined to be impaired.

	f)	Handeni Project

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

On March 7, 2012, the Company was granted one license on Buhemba project for a total consideration of $76,800, of which $6,800 was paid on March 7, 2012, $70,000 was due in 2012. As at March 31, 2013, the Company has not paid outstanding payments and capitalized acquisition costs of $6,800 were determined to be impaired.

9.	Loans Payable

On January 20, 2014, the Company offered a private placement of up to 18,000,000 shares of its common stock at a purchase price of $0.025 per share. The shares are accompanied by a gold bonus distribution of a total of 100 ounces of 0.999 gold during the first 395 days of commercial gold production. As of March 31, 2014, the Company has received subscriptions in the amount of $150,000 for 6,000,000 shares. According to the signed share subscription agreements, the amounts collected by the Company for a total of $150,000 represent interest free loans until the time the shares are issued to the subscribers.

The gold bonus distribution plan contains a feature where the Company retains the option to convert the gold bonus into common shares of the Company at a rate of $0.025 per share based on the spot price per ounce of gold on the payment date at the Company’s option.

10.	Capital Stock

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of March 31, 2014, the Company has not issued any preferred stock.

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)

10.	Capital Stock (continued)

Common Stock (continued)

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

11.	Stock Options and Warrants

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

The weighted average assumptions used in the Black-Scholes valuation model were as follows:

	Year Ended
	March 31,	March 31,
	2014	2013
Expected dividend yield	-	0%
Risk-free interest rate	-	0.38%
Expected volatility	-	158%
Expected option life (in years)	-	3.00

The total intrinsic value of stock options exercised during the years ended March 31, 2014, and 2013 was $nil. The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
		$		$
Outstanding, March 31, 2011(1)	4,200,000	0.15
Granted	400,000	0.15
Outstanding, March 31, 2012	4,600,000	0.15		–
Granted	4,920,000	0.09		–
Outstanding, March 31, 2013	9,520,000	0.12		–
Outstanding, March 31, 2014	9,520,000	0.12	0.84	–

At March 31, 2014 and 2013, the Company did not have any unvested options.

(1) March 31, 2011, weighted average exercise price was revised to the November 4, 2011 option amendment agreement.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)

11.	Stock Options and Warrants (continued)

The following table summarizes the continuity of the Company’s warrants:

	Number of		Weighted-
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Upon	Exercise	Contractual	Intrinsic
	Exercise	Price	Life (years)	Value
		$		$

Outstanding, March 31, 2012	21,404,901	0.91	1.05	–
Granted	17,068,334	0.12
Expired	(11,823,501)	1.25
Outstanding, March 31, 2013	26,649,734	0.26	0.84	–
Expired	(9,581,400)	0.50
Outstanding, March 31, 2014	17,068,334	0.12	0.10	–

The Company had the following warrants outstanding as of March 31, 2014:

	Exercise Price per
	Share	Shares Issuable
Expiration Date	$	Upon Exercise

April 17, 2014 (1)	0.12	14,285,000
August 16, 2014 (1)	0.12	2,783,334
		17,068,334

(1) These redeemable warrants are callable by the Company if the closing sales price of the common shares is equal to or greater than $0.18 per common share in 10 consecutive trading days.

12.	Income Taxes

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

The Company is subject to U.S. federal and statement income tax and has concluded substantially all U.S. federal and state income tax matters for tax years through March 31, 2009. The tax filings for years from 2010 to 2012 are subject to be audited by U.S. jurisdictions. The Company’s Tanzania subsidiaries are subject to Tanzania income tax, the tax filing for year 2012 is subject to be audited by Tanzania jurisdictions.

The components of the net deferred tax asset at March 31, 2014 and 2013, the statutory tax rate, the effective tax rate, and the amount of the valuation allowance are indicated below:

	March 31,	March 31,
	2014	2013
	$	$

Net loss before taxes	(944,718)	(1,943,246)
Statutory rate	34%	34%

Computed expected tax (recovery)	(321,204)	(660,704)
Permanent differences	–	123,195
Other	(35,530)	30,925
Change in valuation allowance	356,734	506,584

Income taxes	–	–

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)

12.	Income Taxes (continued)

	March 31,	March 31,
	2014	2013
	$	$

Net operating loss carryforwards	3,249,779	2,917,972
Mineral property acquisition and exploration	5,309,417	5,284,490
Deferred tax assets	8,559,196	8,202,462
Valuation allowance	(8,559,196)	(8,202,462)
Net deferred tax assets	–	–

The Company U.S. tax losses of approximately $7,573,497 which, if unutilized, will expire beginning in 2027 through to 2034 and Tanzanian tax losses of approximately $2,249,300 which carry forward indefinitely. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. The following table lists the fiscal years in which loss carryforwards expire:

Expiration
Loss	Date
$

722,397	2027
554,471	2028
1,258,790	2029
2,344,312	2030
987,895	2031
410,801	2032
932,689	2033
362,142	2034
2,249,300	Indefinitely
9,822,797

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)

13.	Supplemental Cash Flow Information

	For the	For the	Accumulated From
	Year Ended	Year Ended	December 11, 2006
	March 31,	March 31,	(Date of Inception)
	2014	2013	to March 31, 2014
	$	$	$
Non-cash Investing and Financing Activities
Accounts receivable payable exchanged for long-term investment	–	–	460,019
Accounts receivable exchanged for mineral property acquisition	–	–	1,039,981
Investment acquired for amount payable	–	–	12,530
Receivable exchange for long-term investment	–	–	10,000
Share payments received for options granted on mineral properties	–	–	990,000
Stock issued for mineral interest acquisition costs	–	–	7,904,400
Stock issued for services	–	–	2,382,523
Stock issued for subscription receivable	–	–	33,275
Stock issued to settle debt	–	–	230,227
Supplemental Disclosures
Interest paid	840	1,252	3,136
Income tax paid	–	–	–

14.	Commitments

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)

14.	Commitments (continued)

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

		ii)	a bonus of 0.5% of gross profit if production is 80% of MAMF or a bonus of 1.5% of the gross profit when production is 100% of MAMF;

		iii)	a bonus of 5% of the difference between MAMF gross profit and the gross profit achieved when production reaches or exceeds 115% of MAMF;

		iv)	in the event that the annualized income reaches and/or exceeds $400,000 per year, the Consultant and the Company will revisit and renegotiate the acceptable terms of compensation.

e)	On August 14, 2013, the Company entered into an advisory fee agreement with Strategic Partner (“Strategic”), wherein the Company agreed to pay Strategic a success fee as follows:

	i)	Upon the completion of a purchase transaction, a cash fee equal to 10% of the purchase consideration

ii)

Upon completion of a financing, a cash fee equal to 10% of the gross standby, debt facility provided or arranged Strategic. A cash commission equal to 5% of the amount drawn will be paid until such time the facility is exhausted.

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

g)

On October 25, 2013, the Company entered into a financial advisory agreement with Stope Capital Advisors (“Stope”) to secure a commitment to fund equity or debt capital, in the gross amount of USD $4,200,000, on a project basis (specially related to Kinyambwiga project) (the Agreement”). The Company agreed to pay a monthly retainer fee of $2,500 and a success fee as follows:

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

The term of agreement will be three months and has been extended mutually on a monthly basis thereafter.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)

15.	Subsequent Events

	a)	Subsequent to March 31, 2014, the Company has received additional subscription payments of $165,000 for the private placement described in Note 9. The private placement has not been completed yet.

	b)	On April 17, 2014, 14,285,000 warrants with an exercise price of $0.12 per share expired unexercised.

	c)	On June 2, 2014, the Company was officially issued a mining license by the Tanzanian Government in respect of the Company’s proposed Kinyambwiga open-pit gold project in northern Tanzania.

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

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of March 31, 2014 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting were not effective as of March 31, 2014. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the year ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
David Kalenuik	President, Chief Executive Officer and Director	56	October 7, 2010
Ming Zhu	Chief Financial Officer	42	October 7, 2010
Heidi Kalenuik	Secretary, Treasurer and Director	47	June 28, 2008
Roger A. Newell	Director	71	June 28, 2008
Ahmed A. Magoma	Director	47	June 28, 2008
David Ralph Webb	Director	56	March 01, 2013

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

Dr. Webb graduated from the University of Toronto with a B.A.Sc. (engineering), winning scholarships and bursaries for the highest marks in third and fourth year field courses. He has a M.Sc. from Queens University and a Ph.D. from the University of Western Ontario in Geological Sciences. He was a board member for the NWT and the Nunavut Chamber of Mines, a member of the Education Committee for the Association for Mineral Exploration, B.C., a Blockwatch Captain in Surrey, B.C., and a member of NAPEGG, CIM, PDAC, AMEBC and SEG.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.              EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	our principal executive officers during the year ended March 31, 2014;

(b)	each of our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at March 31, 2014; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at March 31, 2014,

whom we collectively refer to as the “named executive officers”, for the fiscal years ended March 31, 2014 and 2013, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Kalenuik(1) President and Chief Executive Officer	2014 2013	172,209(2) 182,233(2))	Nil Nil	Nil Nil	Nil 17,500(6)	Nil Nil	Nil Nil	Nil Nil	172,209 199,733
Ming Zhu(3) Chief Financial Officer	2014 2013	84,683(4) 89,589(4)	Nil Nil	Nil Nil	Nil 21,000(6)	Nil Nil	Nil Nil	Nil Nil	84,683 110,589
Heidi Kalenuik Secretary and Treasurer	2014 2013	96,449(5) 101,651(5)	Nil 1,035(5)	Nil Nil	Nil 210,000(6)	Nil Nil	Nil Nil	Nil Nil	96,449 311,651

Notes

(1)	David Kalenuik was appointed our President and Chief Executive Officer on October 7, 2010.

(2)

During the fiscal year ended March 31, 2014, David Kalenuik received consulting fees of $78,736 in cash and deferred compensation of $93,473 to be paid for his services rendered. During the fiscal year ended March 31, 2013, David Kalenuik received consulting fees of $106,215 in cash and deferred compensation of $76,018 to be paid for his services rendered..

(3)	Ming Zhu was appointed our Chief Financial Officer on October 7, 2010.

(4)

During the fiscal year ended March 31, 2014, Ming Zhu received salary of $45,643 in cash and deferred compensation of $39,040. During the fiscal year ended March 31, 2013, Ming Zhu received salary of $59,683 in cash and deferred compensation of $29,906.

(5)

During the fiscal year ended March 31, 2014, Heidi Kalenuik received salary of $43,734 in cash and deferred compensation of $52,715. During the fiscal year ended March 31, 2013, Heidi Kalenuik received salary of $59,119 in cash and deferred compensation of $42,532.

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

_________________________________________
1 The fair value of the options was estimated using the Black-Scholes pricing model based on the following assumptions: dividend yield of 0%; risk-free interest rate of 0.38%; expected life of three years; and volatility of 158%

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each executive officer certain information concerning the outstanding equity awards as of March 31, 2014.

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

Aggregated Options Exercised in the Year Ended March 31, 2014 and Year End Option Values There were no stock options exercised during the year ended March 31, 2014.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended March 31, 2014.

Director Compensation

The following table sets forth the compensation for each director who is not a named executive officer for the fiscal year ended March 31, 2014.

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Ahmed A. Magoma	16,500 (1)	Nil	Nil	Nil	Nil	Nil	16,500
Ian A. Shaw(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
David Ralph Webb(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Roger Newell(4)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)

Mr. Ahmed Magoma is a director of the Company and a director of its two subsidiaries, Kilimanjaro Mining Company Inc. and Lake Victoria Resources (T) Limited and he is an employee of Lake Victoria Resources (T) Limited. During the fiscal year ended March 31, 2014, he received total director’s fee of $16,500 in cash and deferred compensation of $19,500. During the fiscal year ended March 31, 2014, Ahmed was earned deferred compensation of $63,329 from Lake Victoria Resources (T) Limited; his monthly gross pay was approximately $5,255.

(2)	Mr. Ian A. Shaw was appointed as a director on April 8, 2010 and resigned on February 3, 2014.

(3)	Mr. David Ralph Webb was appointed as a director on March 1, 2013

(4)	Roger Newell resigned as our President, Chief Executive Officer and Chief Financial Officer on October 7, 2010.

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

As of June 30, 2014, there were 114,554,067 shares of our common stock outstanding and 10,000,000 shares to be issued. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class Directors and Officers:	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class (1),(2)
Common Stock	David Kalenuik Suite 810 – 675 West Hastings Street Vancouver, BC V6B 1N2	22,261,000(3)	17.14%

Common Stock	Heidi Kalenuik Suite 810 – 675 West Hastings Street Vancouver, BC V6B 1N2	22,261,000(4)	17.14%

Common Stock	Ming Zhu Suite 810 – 675 West Hastings Street Vancouver, BC V6B 1N2	900,000(5)	0.72%

Common Stock	Roger Newell Suite 810 – 675 West Hastings Street Vancouver, BC V6B 1N2	2, 135,000(6)	1.70%

Common Stock	Ahmed Magoma Suite 810 – 675 West Hastings Street Vancouver, BC V6B 1N2	1,423,750(7)	1.14%

Common Stock	David Ralph Webb	Nil	Nil

Common Stock	Directors and Officers as a group (6)	26,719,750(9)	20.69%

	5% Stockholders

Common Stock	David Kalenuik Suite 810 – 675 West Hastings Street Vancouver, BC V6B 1N2	22,261,000(3)	17.14%

Common Stock	Heidi Kalenuik Suite 810 – 675 West Hastings Street Vancouver, BC V6B 1N2	22,261,000(4)	17.14%

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

(2)	The percentage of class is based on 114,554,067 shares of common stock issued and outstanding and as of June 30, 2014.

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

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as noted below, none of the following parties has, since commencement of our fiscal year ended March 31, 2014, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last two completed financial years:

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

Related Party Transactions and Balances:

a)

As at March 31, 2014, the Company owed $403,524 (March 31, 2013 - $144,374) to five directors and officers of the Company. During the year ended March 31, 2014, the Company incurred $36,000 (2013 - $36,000) of directors fees, $1,000 (2013 – Nil) of agreement signing fees to a director, and $426,955 (2013 - $456,336) of salaries to directors and officers.

b)	As at March 31, 2013, the Company held $41,966 in trust with a company sharing a common director, which has been included in prepaid expenses and other.

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 5605(a) (2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. David Kaleniuk as our president and chief executive officer, Heidi Kalenuik as our secretary and treasurer and Ahmed Magoma as an employee of a subsidiary company are therefore are not considered independent. Messrs. Webb and Newell are considered to be independent as they are not officers or employees of our company.

Audit Committee and Charter

Our audit committee consists of two directors. One of them, Roger Newell is independent and he is the designated Chair of the Committee when it is constituted. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter was filed with the Securities and Exchange Commission on June 26, 2008 with our Form 10-K.

Audit Committee Financial Expert

The Board has determined that the Chairman of the Audit Committee is Roger Newell. Mr. Newell is an independent director and he meets the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(l) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Board of Directors

Our board of directors currently consists of Roger A Newell, David Kalenuik, Heidi Kalenuik, David Ralph Webb and Ahmed A. Magoma. We have determined that Mr. Kalenuik, Mrs. Kalenuik and Mr. Magoma are not independent as that term is defined in National Instrument 52-110 due to the fact that they are current or former executive officers or employees of our company. Messrs. Newell and Webb are independent.

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

Directorships

The following directors are also directors of other reporting issuers (or the equivalent in a foreign jurisdiction), as identified next to their name:

Director	Reporting Issuers or Equivalent in a Foreign Jurisdiction
David Kalenuik	N/A
Heidi Kalenuik	N/A
Roger Newell	Midway Gold, Corp
Ahmed A. Magoma	N/A
David Ralph Webb	Metallis Resources Inc.

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

	Year Ended March 31, 2014	Year Ended March 31, 2013
Audit Fees and Audit Related Fees	$55,163	$64,245
Tax Fees	$4,417	$16,072
All Other Fees	$Nil	$Nil
Total	$59,580	$80,317

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

10.20	Amendment to Mineral Financing Agreement between we and Ahmed Magoma dated October 27, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.21	Declaration of Trust of Geo Can Resources Company Limited dated July 23, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.22	Form of Subscription Agreement for non US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)

10.23	Form of Subscription Agreement for US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)

10.24	Consulting Agreement dated April 26, 2011 between David Kalenuik and we (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)

10.25	Consulting Agreement dated April 26, 2011 between Roger Newell and we (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)

Exhibit
Number	Description

10.26	Employment Agreement dated April 26, 2011 between Heidi Kalenuik and we (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)

10.27	Employment Agreement dated April 26, 2011 between Ming Zhu and we (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)

10.28	Geita Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and we (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

10.29	Kalemela Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and we (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

10.30	North Mara Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and we (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

10.31	Singida Option Agreement dated May 6, 2011 among Otterburn Ventures Inc., we and Ahmed Abubakar Magoma (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

10.32	Form of Royalty Purchase Agreement (incorporated by reference from our Current Report on Form 8-K filed on September 13, 2012)

10.33	Finder’s Fee Agreement with Berkshire Investment Ltd (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 14, 2013)

10.34	Option Agreement with Ahmed Magoma dated December 11, 2012 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)

10.35	Strategic Partner Advisory Fee Agreement with Sattva Capital Corporation dated August 14, 2013(incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)

10.36	Amendment to option agreement with Ahmed Magoma dated August 1, 2013 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)

10.37	Consulting Agreement with Misac Noubar Nabighian dated October 1, 2013 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)

10.38	Financial advisory agreement with Stope Capital Advisors dated October 25, 2013 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)

10.39	Form of Forward Gold sale agreement (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 14, 2014)

10.40*	Amended Form of Forward Gold sale agreement

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)

21.1*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

99.2	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)

99.3	Disclosure Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE VICTORIA MINING COMPANY, INC.

BY:	/s/ David Kalenuik
David Kalenuik
President and Chief Executive Officer
(Principal Executive Office)

Date:	June 30, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ David Kalenuik
      David Kalenuik
      President, Chief Executive Officer
      and Director
      (Principal Executive Officer)
      Date: June 30, 2014

By /s/ Ming Zhu
      Ming Zhu
      Chief Financial Officer
      (Principal Accounting Officer and Principal Financial Officer)
      Date: June 30, 2014

By /s/ Heidi Kalenuik
      Heidi Kalenuik
      Director
      June 30, 2014

By /s/ Roger A. Newell
      Roger A. Newell
      Director
      June 30, 2014

By /s/ Ahmed A. Magoma
      Ahmed A. Magoma
      Director
      June 30, 2014

By /s/ David Ralph Webb
      David Ralph Webb
      Director
      June 30, 2014