Form 10-Q
period 2014-06-30
Lake Victoria Mining Company, Inc.
filed 2014-08-14
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes [  ]                      No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 14, 2014, there were 114,554,067 shares of common stock, par value $0.00001, outstanding.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)

June 30, 2014

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30,	March 31,
	2014	2014
	$	$
	(Unaudited)	(Audited)
ASSETS

Current Assets

Cash and cash equivalents	22,141	34,022
Prepaid expenses and other	7,483	14,598

Total Current Assets	29,624	48,620

Property and Equipment (Note 4)	42,882	52,499
Mineral Properties (Note 9)	501,400	501,400

Total Assets	573,906	602,519

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	932,363	1,038,461
Accounts payable to related party (Note 3)	452,768	329,402
Accrued expenses and other payables (Note 5)	266,845	233,183
Deferred revenue (Note 6)	88,034	31,383
Note payable (Note 7)	2,330	6,007
Loans payable (Note 8)	325,000	150,000

Total Liabilities	2,067,340	1,788,436

Nature of Operations and Going Concern (Note 1)
Commitments (Note 6 and 13)
Subsequent Event (Note 14)

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; No shares issued and outstanding (Note 10)	–	–

Common Stock, 250,000,000 shares authorized, $0.00001 par value; 114,554,067 shares issued and outstanding (March 31, 2014 - 114,554,067) (Note 10)	1,146	1,146

Additional Paid-in Capital	17,528,554	17,528,554

Deficit Accumulated During the Exploration Stage	(19,023,134)	(18,715,617)

Total Stockholders’ Deficit	(1,493,434)	(1,185,917)

Total Liabilities and Stockholders’ Deficit	573,906	602,519

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Income (Loss)
(Expressed in US dollars)
(Unaudited)

			Accumulated From
			December 11, 2006
	Three Months Ended		(Date of Inception)
	June 30,		June 30,
	2014	2013	2014
	$	$	$

Revenue	–	–	–

Expenses
Depreciation	9,617	9,549	162,719
Exploration costs (Note 9)	32,386	42,888	5,580,056
General and administrative	67,606	47,319	2,877,999
Impairment of mineral property acquisition costs (Note 9)	–	90,000	11,690,053
Management and director fees	9,000	9,000	637,017
Professional and consulting fees	44,168	61,032	3,999,031
Salaries (Note 3)	122,829	118,513	1,803,664
Stock-based compensation (Note 11)	–	–	2,170,150
Travel and accommodation	6,006	12,175	486,150

Total Operating Expenses	291,612	390,476	29,406,839

Operating Loss	(291,612)	(390,476)	(29,406,839)

Other Income (Expenses)
Loss on sales of investments	–	–	(752,489)
Foreign exchange gain (loss)	(15,693)	7,355	(155,874)
Interest income	–	–	11,391
Interest expense	(212)	(20)	(3,349)
Loss on debt settlement	–	–	(63,752)
Other income	–	–	15,900
Proceeds from sale of royalty interests (Note 9(a))	–	175,000	1,125,000
Income from options granted on mineral properties	–	–	1,487,423

Total Other Income (Expenses)	(15,905)	182,335	1,664,250
Net Income (Loss) and Comprehensive Loss	(307,517)	(208,141)	(27,742,589)
Net Income (Loss) and Comprehensive Loss Attributable to Non-Controlling Interest	–	–	8,719,455
Net Income (Loss) and Comprehensive Loss Attributable to the Company	(307,517)	(208,141)	(19,023,134)
Net Income (Loss) Per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding	114,554,067	114,554,067

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)			Accumulated From
			December 11, 2006
	Three Months Ended		(Date of Inception) to
		June 30,	June 30,
	2014	2013	2014
	$	$	$
Operating Activities
Net Loss	(307,517)	(208,141)	(19,023,134)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	9,617	9,549	162,719
Directors' compensation share payments	–	–	35,000
Impairment of mineral property acquisition cost	–	90,000	11,690,053
Loss on debt settlement	–	–	63,752
Loss on sales of investments	–	–	752,489
Loss in subsidiary attributed to non-controlling interest	–	–	(8,719,455)
Restructuring charges	–	–	(110,019)
Share payment for consulting services	–	–	2,746,501
Share payments received for options granted on mineral properties	–	–	(990,000)
Cash received from options granted on mineral properties	–	–	(497,423)
Stock-based compensation	–	–	2,170,150
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses and other	7,116	273	39,606
Decrease (Increase) in amounts receivable	–	1,568	(47,088)
Increase (Decrease) in accounts payable to related parties	123,366	92,386	452,768
Increase (Decrease) in accounts payable	(107,084)	(45,257)	931,376
Increase (Decrease) in accrued expenses and other payables	34,647	(1,574)	267,830
Increase (Decrease) in deferred revenue	56,651	28,649	88,034
Net Cash Used In Operating Activities	(183,204)	(32,547)	(9,986,841)
Investing Activities
Acquisition of property, plant and equipment	–	(1,709)	(205,600)
Cash payment for acquisition of mineral properties	–	–	(4,287,053)
Cash received from options granted on mineral properties	–	–	497,423
Proceeds of subsidiary stock issuances	–	–	1,600,300
Purchase of investment	–	–	(5,000)
Proceeds from sale of investments	–	–	242,511
Net Cash Used In Investing Activities	–	(1,709)	(2,157,419)
Financing Activities
Proceeds from note payable	–	–	41,560
Repayment of note payable	(3,677)	(1,320)	(39,230)
Proceeds from issuance of stock, net	–	–	11,853,071
Proceeds from loans payable	175,000	–	325,000
Payment for cancellation of stock	–	–	(14,000)
Net Cash Provided By (Used in) Financing Activities	171,323	(1,320)	12,166,401
Net (Decrease) Increase In Cash and Cash Equivalents	(11,881)	(35,576)	22,141
Cash and Cash Equivalents at Beginning of Period	34,022	207,724	–
Cash and Cash Equivalents at End of Period	22,141	172,148	22,141

Supplemental Cash Flow information (Note 12)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2014
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

As of June 30, 2014, none of the Company’s mineral property interests had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As shown in the accompanying financial statements, the Company has a working capital deficit of $2,037,716 and an accumulated deficit of $19,023,314 incurred through June 30, 2014. The Company also has no revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings that will provide funds needed for operations and to continue the exploration for gold and uranium. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended March 31, 2014, included in the Company’s Annual Report on Form 10-K filed June 30, 2014 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2014, and the results of its operations and cash flows for the three months ended June 30, 2014 and 2013. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
June 30, 2014
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

c)	Business Combinations

The Company follows the guidance in ASC 805, Business Combinations, and ASC 810, Consolidation. The net loss attributable to non-controlling interest recognized during the period from December 11, 2006 (date of inception) to June 30, 2014 was previously the minority interest held by certain passive shareholders at the consolidated financial statement level of Kilimanjaro, and whose interests were eliminated for accounting purposes by the August 7, 2009 share exchange agreement. The Company, after August 7, 2009, had no further non-controlling interests. As of June 30, 2014, a cumulative loss of $8,719,455 had been attributed to the non-controlling interest of the Company’s controlled subsidiary.

d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of June 30, 2014, the Company had 12,303,334 potentially dilutive securities outstanding.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance or may be redeemed without significant penalties to be cash equivalents.

As of June 30, 2014 and March 31, 2014, the Company has approximately $1,800 and $1,900, respectively, deposited at FDIC insured banks in the United States. FDIC deposit insurance covers the balance of each depositor’s account up to $250,000 per insured bank.

As of June 30, 2014 and March 31, 2014, the Company has approximately $14,000 and $26,000, respectively, deposited at CDIC insured banks in Canada. CDIC deposit insurance covers the balance of each depositor’s account up to $100,000 per insured bank. These deposits include $6,466 (CAD$ 6,900) and $6,237 (CAD$ 6,900), respectively, of guaranteed investment certificates bearing variable interest at prime rate less 1.90% which is restricted in use for corporation credit cards.

As of June 30, 2014, the Company has Tanzania shillings of 1,477,000 (approximately $886) and $4,917 deposited in Tanzania. The Deposit Insurance Board in Tanzania insures up to 1,500,000 Tanzanian Shillings (approximately $915 as of June 30, 2014) per customer per bank. Any amount beyond the basic insurance amount may expose the Company to a loss.

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
June 30, 2014
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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of June 30, 2014.

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

The Company’s financial instruments consist principally of cash and cash equivalents, accounts payable, accounts payable to related party, other payables, notes payable and loan payable.

Pursuant to ASC 825, the fair value of cash and cash equivalents are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of accounts payable, accounts payable to related party, other payables, notes payable and loans payable approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2014
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

j)	Financial Instruments (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of June 30, 2014 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2014
	$	$	$	$
Assets:
Cash and cash equivalents	22,141	–	–	22,141

k)	Foreign Currency Translation

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

At June 30, 2014, approximately $36,000 of property and equipment (March 31, 2014 - $44,000) is located in Tanzania and $7,000 (March 31, 2014 - $8,000) in Canada. Mineral properties totaling $501,400 (March 31, 2014 - $501,400) are located in Tanzania. Although Tanzania is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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
June 30, 2014
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

As at June 30, 2014, the Company owed $380,410 (March 31, 2014 - $331,166) of salary to four directors and officers of the Company. As at June 30, 2014, the Company owed $72,358 (March 31, 2014 - $72,358) of directors and consulting fees to two directors of the Company. The balance is due on demand, non-interest bearing, unsecured and with no fixed term of repayment. During the three months ended June 30, 2014, the Company incurred $9,000 (2013 - $9,000) of directors fees to a director and $106,847 (2013 - $99,451) of salary to four directors and officers.

4.	Property and Equipment

Property and equipment consists of the following:

	As at June 30, 2014			As at March 31, 2014
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$
Mining tools and equipment	143,271	115,326	27,945	143,271	108,162	35,109
Motor vehicle	12,800	7,893	4,907	12,800	7,253	5,547
Furniture and equipment	12,127	9,226	2,901	12,127	8,620	3,507
Computer and software	37,403	30,274	7,129	37,403	29,067	8,336
	205,601	162,719	42,882	205,601	153,102	52,499

5.	Other Payables

As of June 30, 2014 and March 31, 2014, the Company withheld tax deductions of $266,845 and $233,183, respectively, to conform to local tax laws.

	June 30,	March 31,
	2014	2014
	$	$
(a) Accrued payroll deductions in Canada	136,754	118,986
(b) Payroll deductions payable in Tanzania	130,091	114,197
	266,845	233,183

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2014
(Expressed in US dollars)
(Unaudited)

5.	Other Payables (continued)

(a) Accrued Payroll Deductions in Canada

At June 30, 2014, the Company accrued for payroll deductions on unpaid salaries in Canada in the amount of $136,754 (March 31, 2014 – $118,986). The accrued amounts will be transferred to accounts payable once the salaries are paid.

(b) Payroll Deductions Payable in Tanzania

As of June 30, 2014 and March 31, 2014, the Company withheld Tanzanian payroll tax deductions of $130,091 and $114,197, respectively, which remain payable under the local tax law.

6.	Deferred Revenue

On January 23, 2014, the Company agreed to forward sell a portion of its future gold production from the Kinyambwiga project (see Note 9(a)) to finance the capital costs of establishing a gold mine. The forward gold sales pricing will be calculated using the future gold price as per COMEX for the month being offered. As of June 30, 2014, the aggregate amount of $88,034 (March 31, 2014 - $31,383) was received by the Company and recorded as deferred revenue.

7.	Note Payable

On September 26, 2013, the Company signed a finance agreement for $15,085 at an annual rate of 12.95% for an eleven-month period, payable in monthly installments of $1,532 for general liability insurance. As at June 30, 2014, the balance owing under the note payable was $2,330 (March 31, 2014 – $6,007).

8.	Loans Payable

On January 20, 2014, the Company offered a private placement of up to 18,000,000 shares of its common stock at a purchase price of $0.025 per share. The shares are accompanied by a gold bonus distribution of a total of 100 ounces of 0.999 gold during the first 395 days of commercial gold production. As of June 30, 2014, the Company has received subscriptions in the amount of $325,000 for 13,000,000 shares. According to the signed share subscription agreements, the amounts collected by the Company for a total of $325,000 represent interest free loans until the time the shares are issued to the subscribers.

The gold bonus distribution plan contains a feature where the Company retains the option to convert the gold bonus into common shares of the Company at a rate of $0.025 per share based on the spot price per ounce of gold on the payment date at the Company’s option.

9.	Mineral Property Acquisition and Exploration Costs

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

The following is a continuity of mineral property acquisition costs for the three months ended June 30, 2014:

	Handeni	Buhemba
	Project	Project	Total
	$	$	$
Balance, March 31, 2014 and June 30, 2014	251,250	250,150	501,400

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2014
(Expressed in US dollars)
(Unaudited)

9.	Mineral Property Acquisition and Exploration Costs (continued)

The following is a continuity of accumulated mineral property exploration expenses:

	Kalemela $	Geita $	Kinyambwiga $	Suguti $	Singida $	Uyowa $	North Mara $	Handeni $	Buhemba $	Other Projects $	Total $
Accumulated expenses March 31, 2014	640,692	417,839	966,599	130,508	1,321,368	1,244,432	77,941	136,873	223,074	388,344	5,547,670

Exploration Expenditures:
Camp, Field Supplies and Travel	-	-	1,423	-	540	120	-	-	-	-	2,083
Drilling Cost	-	-	-	-	-	-	-	-	-	-	-
Geological Consulting and Wages	-	-	30,069	-	-	-	-	-	-	-	30,069
Geophysical and Geochemical	-	-	-	-	-	-	-	-	-	-	-
Parts and Equipment	-	-	-	-	-	-	-	-	-	-	-
Study and Report	-	-	-	-	-	-	-	-	-	-	234
Vehicle and Fuel expenses	-	-	234	-	-	-	-	-	-	-	-
	-	-	31,726	-	540	120	-	-	-	-	32,386

Accumulated expenses June 30, 2014	640,692	417,839	998,325	130,508	1,321,908	1,244,552	77,941	136,873	223,074	388,344	5,580,056

a)	Musoma Bunda - Kinyambwiga Project

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

On August 3, 2012, the Company announced that it intends to offer up to 120 units of royalty at $25,000 per unit to raise up to $3,000,000 from participants by selling up to 60% of the net proceeds of gold production of the Company’s Kinyambwiga gold project through royalty purchase agreements. Each unit will entitle the holder to receive ½ of 1 percent (1/2%) of the net proceeds of production from small scale mining operations up to 60% of the net proceeds of gold production. As of June 30, 2014, the Company has received subscription payments totaling $1,125,000 for 45 units which is recognized in other income.

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

As of June 30, 2014, the Company has sold 96.30 oz of gold for the total consideration of $88,034 (March 31, 2014 - $31,383) (Note 6).

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2014
(Expressed in US dollars)
(Unaudited)

9.	Mineral Property Acquisition and Exploration Costs (continued)

	b)	Singida Project

On May 15, 2009, the Company signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of February 7, 2011, this director has entered into Mineral Properties Sales and Purchase agreements and addendums with various PML owners to acquire PMLs in the Singida area. As of June 30, 2014, the Company has acquired a 100% interest in 23 PMLs and 20 PMLs with the 2% net smelter production royalty payments. The Company also agreed to increase the royalty by 1% to 3% if commercial production is delayed beyond March 2015.

	c)	Uyowa Project

As a part of the Geo Can Agreement the Company had owned 100% interest in the Uyowa project’s prospecting licenses. On July 19, 2011, Guardian Investment Ltd, a related party, on behalf of the Company, entered into a mineral properties option agreement to acquire four primary mining licenses within the northern most prospecting license of the seven comprising the Uyowa Gold project. In June, 2013, the Company has terminated the option agreement and the related capitalized acquisition costs of $90,000 were determined to be impaired.

	d)	Handeni Project

On March 7, 2012, the Company was granted one license on Handeni project for a total consideration of $4,800, of which $2,400 was paid on March 7, 2012 and $2,400 was due on August 14, 2012. In 2013, the Company returned the license and capitalized acquisition costs of $2,400 were determined to be impaired.

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

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of June 30, 2014, the Company has not issued any preferred stock.

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2014
(Expressed in US dollars)
(Unaudited)

11.	Stock Options and Warrants (continued)

The following table summarizes the continuity of the Company’s stock options:

Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
		$		$
Outstanding, March 31, 2014	9,520,000	0.12
Granted	–	–
Expired	–	–
Outstanding, June 30, 2014	9,520,000	0.12	0.59	–

Exercisable, June 30, 2014	9,520,000	0.12	0.59	–

At June 30, 2014 and March 31, 2014, the Company did not have any unvested options. The following table summarizes the continuity of the Company’s warrants:

	Number of		Weighted-
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Upon	Exercise	Contractual	Intrinsic
	Exercise	Price	Life (years)	Value
		$		$
Outstanding, March 31, 2014	17,068,334	0.12
Granted	–	–
Expired	(14,285,000)	0.12
Outstanding, June 30, 2014	2,783,334	0.12	0.13	–

On April 17, 2014, 14,285,000 warrants issued in 2012 expired unexercised. The Company had the following warrants outstanding as of June 30, 2014:

	Exercise Price per
	Share	Shares Issuable
Expiration Date	$	Upon Exercise
August 16, 2014 (1)	0.12	2,783,334
		2,783,334

(1) These redeemable warrants are callable by the Company if the closing sales price of the common shares is equal to or greater than $0.18 per common share in 10 consecutive trading days.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2014
(Expressed in US dollars)
(Unaudited)

12.	Supplemental Cash Flow Information

			Accumulated From
			December 11, 2006
	Three Months Ended		(Date of Inception) to
	June 30,		June 30,
	2014	2013	2014
	$	$	$
Non-cash Investing and Financing Activities
Accounts receivable payable exchanged for long-term investment	–	–	460,019
Accounts receivable exchanged for mineral property acquisition	–	–	1,039,981
Investment acquired for amount payable	–	–	12,530
Receivable exchange for long-term investment	–	–	10,000
Share payments received for options granted on mineral properties	–	–	990,000
Stock issued for mineral interest acquisition costs	–	–	7,904,400
Stock issued for services	–	–	2,382,523
Stock issued for subscription receivable	–	–	33,275
Stock issued to settle debt	–	–	230,227
Supplemental Disclosures
Interest paid	212	20	3,348
Income tax paid	–	–	–

13.	Commitments

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2014
(Expressed in US dollars)
(Unaudited)

13.	Commitments (continued)

3)	a bonus of 5% of the difference between MAMF gross profit and the gross profit achieved when production reaches or exceeds 115% of MAMF;

4)	in the event that the annualized income reaches and/or exceeds $400,000 per year, the Consultant and the Company will revisit and renegotiate the acceptable terms of compensation.

e)	On August 14, 2013, the Company entered into an advisory fee agreement with Strategic Partner (“Strategic”), wherein the Company agreed to pay Strategic a success fee as follows:

	1)	Upon the completion of a purchase transaction, a cash fee equal to 10% of the purchase consideration

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

The term of agreement will be three months and has been extended mutually on a monthly basis thereafter.

14.	Subsequent Event

Subsequent to June 30, 2014, the Company received subscription proceeds in the amount of $125,000 for 5,000,000 shares as part of the private placement offered on January 20, 2014 which has been disclosed in Note 8.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	risks and uncertainties relating to the interpretation of sampling results, the geology, grade and continuity of mineral deposits;

•	risks and uncertainties that results of initial sampling and mapping will not be consistent with our expectations;

•	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

•	the potential for delays in exploration activities;

•	risks related to the inherent uncertainty of cost estimates and the potential for unexpected costs and expenses;

•	risks related to commodity price fluctuations;

•	the uncertainty of profitability based upon our limited history;

•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration project;

•	risks related to environmental regulation and liability;

•	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

•	risks related to tax assessments;

•	political and regulatory risks associated with mining development and exploration; and

•	other risks and uncertainties related to our mineral property and business strategy.

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

Recent Corporate Developments

Since the commencement of the three months period ended June 30, 2014, we experienced the following significant corporate developments:

1.

On April 1, 2014, the Company was granted a Mining License ML520/2014 by the Tanzanian Government in respect to the Company’s proposed Kinyambwiga open-pit gold project in northern Tanzania. The term of the Mining License is 10 years.

Our Current Business

We are an exploration stage corporation focused on acquiring, exploring and developing gold deposits in Tanzania, East Africa. We hold 5 prospective gold projects, consisting of one Mining license, 7 Prospecting Licenses (PLs) and 43 Primary Mining Licenses (PMLs) within our Tanzania property portfolio, covering 352.39 square kilometers (87,077 acres).

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

Prospective Gold Projects

The following is a brief overview of portfolio of prospective mineral properties, the exploration developments on them where applicable and some of the details of the historical option agreements for them. During the three months ended June 30, 2014, no exploration work was undertaken on any of the projects.

Prospective Projects and Properties

The following map is a gold project location map (Map 1). For a detailed listing see Licenses – Gold Projects and License List.

Map 1: Gold Project Location Map, June 2014

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

On August 2, 2013, The Company completed and filed an Environmental and Social Impact Assessment report for the Kinyambwiga mining project covering the amalgamated 39 PMLs with the National Environmental Management Council (NEMC) on August 2, 2013. The Environmental Certificate was approved by January 7, 2014. This was shortly followed by the submission of the Mining application to the Ministry of Mines. The Mining Licence was granted by the Ministry of Mines on April 1, 2014.

No field exploration was undertaken during this reporting period on the Kinyambwiga (PL4653/2007) nor Suguti (PL3966/2006) Licenses. A trial test pit that was dug by excavator at the proposed Kanunga Mine site on the Kinyambwiga Project in February 2013 to evaluate the upper saprolite horizon for geotechnical studies.

Exploration Strategy

The Kinyambwiga License has been reduced from 30.90 square kilometers to 13.47 square kilometers as part of the required Government relinquishment of 50 percent of the ground holdings on License renewal. The southern part of the License area, largely covered by dark gray to black, clay rich soil and underlain by granitic rocks with no known artisanal workings, was relinquished. The Company maintained the northern part of the License which is host to the Kunanga 1, 2 and 3 artisanal or small scale mine sites. The relinquished area is currently under application on account of a soil anomaly in the NE corner of the License.

The new artisanal or small scale mining site, located 1 kilometer along strike to the east of Kunanga 2, has been abandoned. Furthermore, the +500 artisanal miners that were mining the surface quartz rubble at Kunanga 3 in the northern part of the license have ceased operations and left the site.

Map2: Plan showing the 24 PMLs plus the 15 additional PMLs that have now been amalgamated and incorporated within PL 4653/2007 which has subsequently been included in the Mining Licence.

The Kunanga 1 Prospect has been earmarked for commercial small scale mining operations that are expected to proceed once necessary funding has been acquired. The ESIA report, completed by TANSHEQ a local Tanzanian consulting firm specializing in Environmental Management, has been approved by the National Environmental Management Council (NEMC) on the December 23, 2013 and the Environmental Certificate issued to Lake Victoria Resources (T) Ltd on the January 7, 2014. An application for the Mining License, covering the amalgamated 39 PMLs, together with the required Environmental Certificate, was submitted to the Ministry of Energy and Minerals early in 2014. A slight revision of the proposed Mining Licence was requested by the Ministry of Mines in order to reduce the amount of corner beacons presented by the current PML layout and which has subsequently increased the surface area to 5.12 square kilometres (Map 3). The Mining License ML520/2014 was offered by the Ministry of Energy and Minerals of Tanzania (MEM) on April 1, 2014 and officially received on June 2, 2014.

Map 3: Mining Licence (ML520/2014) shown in purple covering the Kunanga small scale gold mine site. The outline perimeter of the amalgamated 39 PMLs is shown by the red boundary line.

A study covering metallurgical test work, mine planning, mine scheduling (details of which were included in the 1st Quarter Report 2013) and a conceptual financial evaluations has been prepared. A capital investment of US$3M is an estimated requirement for building the project.

Mine Planning

The Kunanga 1 Prospect consists of a small, conceptual gold target that is based on 40 meter spaced reverse circulation drill sections and trenches and may contain gold bearing mineralized material of between 600,000 and 1,000,000 tonnes. The estimated gold grades are between 1.50 and 2.00 g/t. The mineralized area which lies in three vein structures at Kunanga 1, is within the first 150 and 200 meters of surface. Continuity of the narrow quartz veins appears to extend along a strike length for about 500 meters.

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

Based on the results of the test pit undertaken in the 1st Quarter, a pit slope of 55-60 degrees was re-modeled for the open pit, using 10 meter and 7 meter benches (Map 5 & Map 6). At this time, the last bench in the 40 meter deep pit would be steeper depending upon the reach of the equipment and rock strength of the pit walls.

The rock dump and tailings dam have been re-designed (Map 7 & 8) to accommodate approximately 1.5M tons and 260,000 tons respectively; this is the estimated amount of rock to be mined to a depth of 40 meters.

Map 5: Plan view of the open pit on the Kunanga 1 showing the access ramp and benches

Map 6: Longitudinal and cross sections of the Kunanga 1 Pit

Map 7: Plan and profile section of the rock waste dump

Map 8: Plan and profile section of the tailings dam

The Mining and Mill plan is designed for processing 300 tonnes per day (Chart 1).

Chart 1: Flow sheet diagram showing the conceptual processing plant

Mining License

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

The Company has already completed the Mining and Processing License Application to cover not only the Kunanga Prospect but also the 39 amalgamated Primary Mining Licenses (PMLs) previously held by the Company’s Tanzanian subsidiary. The area, totalling 5.12 square kilometers also includes the 2 other known gold occurrences at Kunanga 2 and 3. The Mining application was submitted to the Ministry of Energy and Minerals in January 2014 and a Mining License (ML520/2014) was granted on 1st April 2014 valid for an initial period of 10 years.

Future work

With the Mining and Processing application approval and a Mining License being awarded by the Ministry Energy and Minerals, the Company is in a position to proceed with the proposed mine plan once the necessary funding has been obtained.

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

Map 9: Kunanga 1 East and School soil anomalies

The recent influx of +500 artisanal miners at the Kunanga 3 Prospect, situated approximately 1 kilometer to the north of Kunanga 1 (Map 10), was short lived. After processing some of the surface quartz gravels, the miners migrated elsewhere and off the license. The prospect consists of abundant quartz float covering an area of 200 meters x 200 meters which has been the site for periodic artisanal activity over the years. Trenching and reverse circulation drilling intersected a number of narrow discontinuous quartz veins (Map 11).

Map 10: Distribution of recently acquired PMLs (green and purple blocks) and showing positions of Kunanga 1, 2 and 3 prospects as well as the Kunanga School gold-in-soil anomaly in the eastern part of the Kinyambwiga licenses.

Map 11: Kunanga 3 prospect showing results of trenching and drilling undertaken across the area.

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

Future exploration

Metallurgical test work is to be undertaken on the oxide rock material taken from artisanal working and trenches on surface as part of the scoping study to determine the viability of commencing and open pit/underground small scale mining operation at BIF Hill. Due to the moderate to steep easterly plunge of the gold zone, a follow-up reverse circulation drill programme has limited potential other than to evaluate a near surface resource and would be unable to test the down-dip extensions of the gold shoot. A substantial diamond drill programme would be required to evaluate the gold mineralization down plunge.
In order to obtain short term revenue for the project, a small scale open pit mining operation could be possible once a RC drill programme has defined a near surface gold resource. Alternatively, in order to get a better understanding of the geology and gold mineralisation, the Company is considering developing a north trending adit form the southern side at the base of the hill.

Maji Moto Gold Project (HQ-P23869)

A recent acquisition to the North Mara group of Licenses is the Maji Moto License that was awarded to the Company by the Ministry of Mines through application and tender in April 2012. The License is situated in the North Mara Greenstone Belt (Eastern Musoma Goldfields) approximately 28 kilometers to the SW of African Barrick’s North Mara Gold Mine (Map 12).

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

Map 13: Geology of HQ-P23869

Other than a reconnaissance visit to the License, exploration has not yet commenced.

The following exploration strategy (Phase 1) will be followed as soon as a field camp is established on site:

•	Regional ground Magnetic survey
•	Regional mapping of the License
•	Regional soil sampling on 200 meter x 50 meter sample grid
•	Detailed mapping and soil/rock sampling at and around the artisanal sites
•	Schlumberger profiles across the known artisanal sites.
•	Selective trenching

Phase 2 will be dependant on the results achieved from the Phase 1 exploration programme.

Uyowa Gold Project

The Uyowa Gold project, located 120 kilometers northwest of Tabora town, previously consisted of seven (7) Prospecting Licenses (PLs) that initially covered a total area of 729.73 square kilometers in the west-central area of Tanzania. Due to increased Ministerial costs of annual renewals coupled with the Company’s objective to focus its exploration efforts on more potentially viable ground holdings, the number of licenses has now been reduced to 2 PLs amounting to 264.11 square kilometers (Map 14). PL7245/2011 is scheduled to be relinquished.

No exploration work was undertaken on any of the Licenses during the Quarter.

Map 14: Current license holdings of the Uyowa Project

Future exploration

Interpretation of the ground magnetic survey suggests the presence of a graben structure that coincides with the last of the artisanal workings on the western side of the known mineralized zone. The area, unlike the artisanal site where laterite is often exposed on surface, is overlain by sand cover for some 500 meters to the west before lateritic soils are again present suggesting possible continuation of the mineralized shear zone to the west.  GIS studies suggest that the shear zone is a major structure which can be traced across the length of the licence, covering an additional 11 strike-kilometres and forming a potential target for the continuation of gold mineralization out beneath the laterite and sand cover (Map 15).

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

Map 15. Trend of gold-in-soil target along strike from the area of artisanal mining.

Handeni Gold ProjectThe Handeni Project, comprising of the Mkulima East Prospect (PL7148/2011) and covering a total area of 12.03 square kilometers, is located approximately 240 kilometers by road north-west of Dar es Salaam and some 30 kilometers south of Handeni town within the Handeni District (Map 16).

Map 16: Location map of the Handeni Project showing PL7148/2011 in red.

Exploration

No exploration was undertaken on the Handeni Project during the Quarter. Previous exploration involving stream sediment sampling and soil sampling programmes outlined 4, northwest trending low threshold gold-in-soil anomalies, having an overall strike length of 1.5 kilometers , situated on either side of the NNW trending Mkulima Hill (Map 17).

Map 17: Soil sampling across Mukulima Hill outlining potential soil anomalies

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

Plan of Operation

As of June 30, 2014, we had approximately cash of $22,000 and working deficit of $2,038,000. We plan to spend approximately $400,000 for our property acquisitions and $2,000,000 for development and production of small scale mining in Kinyambwiga project and exploration activities on other projects. We will need to raise additional funds to finance the activities on our projects. There is no assurance that such financing would be available at this time.

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

RESULTS OF OPERATIONS

Three and Nine Month Summary

	Three Months Ended
	June 30,
	2014	2013
Revenue	$-	$-
Expenses	291,612	390,476
Other income (expenses)	(15,905)	182,335
Net Income (Loss)	$(307,517)	$(208,141)

Revenue

We had no operating revenues for the three month period ended June 30, 2014 and 2013. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations.

Operating Costs and Expenses

The major components of our expenses for the three and nine months ended June 30, 2014 and 2013 are outlined in the table below:

	Three Months Ended
	June 30,
	2014	2013

Amortization and depreciation	9,617	9,549
Exploration costs	32,386	42,888
General and administrative	67,606	47,319
Impairment of mineral property acquisition costs	–	90,000
Management and director fees	9,000	9,000
Professional fees	44,168	61,032
Salaries	122,829	118,513
Stock-based compensation	–	–
Travel and accommodation	6,006	12,175
Total Expenses	291,612	390,476

General and Administrative Expenses

The Company reported a loss of $291,612 for the three months ended June 30, 2014 compared with a loss of $390,476 for same period in fiscal 2014. The decreased loss in the current period is mainly attributed to decreased exploration costs and no impairment write-downs in the current period.

The $20,287 increase in our general and administrative expenses for the three month period ended June 30, 2014 as compared to the same period in fiscal 2014 was primarily due to the increase in promotion and shareholder relationship expenses.

Liquidity and Capital Resources

Working Capital

	June 30, 2014	March 31, 2014
Current Assets	$29,624	$48,620
Current Liabilities	2,067,341	1,788,436
Working Deficit	$(2,037,717)	$(1,739,816)

Cash Flows

Three Months Ended
June 30, 2014
Cash used in Operating Activities	$(183,204)
Cash used in Investing Activities	-
Cash provided by Financing Activities	171,323
Net Increase (Decrease) in Cash	$(11,881)

We had a cash balance of $22,141 and working deficit of $2,037,717 as of June 30, 2014 compared to cash of $34,022 and working deficit of $1,739,816 as of March 31, 2014. We anticipate that we will incur approximately $3,000,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Going Concern

The unaudited financial statements accompanying our quarterly report on Form 10-Q for the quarter ended June 30, 2014 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2014, we had a cash balance of approximately $22,000 and we estimate that we will require approximately $500,000 for general and administration costs and professional fees, and $400,000 for property acquisition holding and small-scale mining evaluation, development and production costs associated with our plan of operation over the next twelve months. We do not have sufficient funds for general and administration activities and planned mineral property acquisition and exploration activities and therefore we will be required to raise additional funds. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders.

The advancement of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We had a cash balance of approximately $22,000 and we estimate that we will require approximately $500,000 for general and administration costs and professional fees, and $400,000 for property acquisition holding and small-scale mining evaluation, development and production costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We intend to raise additional funds from another equity offering or loans. At the present time, we are attempting to raise additional money, but there is no assurance that we will be successful. If we need additional funds and are unable to raise them, we will have to suspend or cease operations until we succeed in raising additional funds.

Outstanding shares and options

As of August 14, 2014, we have 114,554,067 shares of common stock outstanding, 9,520,000 stock options outstanding and 2,783,334 warrants outstanding.

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

Cost estimates and timing of our Kinyambwiga small scale mining project and new projects is uncertain, which may adversely affect our expected production and profitability.

The capital expenditures and time required to develop and explore our properties are considerable and changes in costs, construction schedules or both, can adversely affect project economics and expected production and profitability. There are a number of factors that can affect costs and construction schedules, including, among others:

•	changes in input commodity prices and labor costs;
•	availability and terms of financing;
•	availability of labor, energy, transportation, equipment, and infrastructure;
•	fluctuations in currency exchange rates;
•	changes in anticipated tonnage, grade and metallurgical characteristics of the ore to be mined and processed;
•	recovery rates of gold and other metals from the ore;
•	difficulty of estimating construction costs over a period of years;
•	weather and severe climate impacts; and
•	potential delays related to social and community issues.

Mineralized targets and other mineralized material calculations are estimates only, and are subject to uncertainty due to factors including metal prices, inherent variability of the ore and recoverability of metal in the mining process. The calculation of mineral mineralized targets, other mineralized material and grading are estimates and depend upon geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, which may prove to be unpredictable.

There is a degree of uncertainty attributable to the calculation of mineralized targets and corresponding grades. Until mineralized targets and other mineralized materials are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of mineralized targets and other mineralized materials and ore may vary depending on metal prices, which largely determine whether mineralized targets and other mineralized materials are classified as ore (economic to mine) or waste (uneconomic to mine). A decline in metal prices may result in previously reported mineralized targets (ore) becoming uneconomic to mine (waste). Any material change in the quantity of mineralized targets, other mineralized materials, mineralization, grade or stripping ratio may affect the economic viability of our properties. In addition, we can provide no assurance that gold recoveries or other metal recoveries experienced in small- scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

We may not achieve our production and/or sales estimates and our costs may be higher than our estimates, thereby reducing our cash flows and negatively impacting our results of operations.

We prepare estimates of future production, sales, and costs for our operations. We develop our estimates based on, among other things, mining experience, mineralized targets and other mineralized material estimates, assumptions regarding ground conditions and physical characteristics of ores (such as hardness and presence or absence of certain metallurgical characteristics) and estimated rates and costs of mining and processing. All of our estimates are subject to numerous uncertainties, many of which are beyond our control. Our actual production and/or sales may be lower than our estimates and our actual costs may be higher than our estimates, which could negatively impact our cash flows and results of operations. While we believe that our estimates are reasonable at the time they are made, actual results will vary and such variations may be material. These estimates are necessarily speculative in nature, and it may be the case that one or more of the assumptions underlying such projections and estimates may not materialize. Investors in our common stock are cautioned not to place undue reliance on the projections and estimates set forth in this Form 10-Q.

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

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.20	Amendment to Mineral Financing Agreement between the Company and Ahmed Magoma dated October 27, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.21	Declaration of Trust of Geo Can Resources Company Limited dated July 23, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.22	Form of Subscription Agreement for non US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)
10.23	Form of Subscription Agreement for US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)
10.24	Consulting Agreement dated April 26, 2011 between David Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.25	Consulting Agreement dated April 26, 2011 between Roger Newell and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.26	Employment Agreement dated April 26, 2011 between Heidi Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.27	Employment Agreement dated April 26, 2011 between Ming Zhu and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.28	Geita Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.29	Kalemela Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.30	North Mara Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

Exhibit
Number	Description
10.31	Singida Option Agreement dated May 6, 2011 among Otterburn Ventures Inc., the Company and Ahmed Abubakar Magoma (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.32	Form of Royalty Purchase Agreement (incorporated by reference from our Current Report on Form 8-K filed on September 13, 2012)
10.33	Finder’s Fee Agreement with Berkshire Investment Ltd (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 14, 2013)
10.34	Option Agreement with Ahmed Magoma dated December 11, 2012 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)
10.35	Strategic Partner Advisory Fee Agreement with Sattva Capital Corporation dated August 14, 2013(incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)
10.36	Amendment to option agreement with Ahmed Magoma dated August 1, 2013 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)
10.37	Consulting Agreement with Misac Noubar Nabighian dated October 1, 2013 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)
10.38	Financial advisory agreement with Stope Capital Advisors dated October 25, 2013 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)
10.39	Form of Forward Gold sale agreement (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 14, 2014)
10.40	Amended Form of Forward Gold sale agreement (incorporated by reference from our Annual Report on Form 10-K filed on June 30, 2014)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
21.1	List of Subsidiaries (incorporated by reference from our from our Annual Report on Form 10-K filed on June 30, 2014)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.2	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
99.3	Disclosure Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE VICTORIA MINING COMPANY, INC.

By	/s/ David Kalenuik
David Kalenuik
President, and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2014

By	/s/ Ming Zhu
Ming Zhu
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

Date:	August 14, 2014