Form 10-Q/A
period 2014-06-30
Lake Victoria Mining Company, Inc.
filed 2014-08-15
CIK 1402062

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of August , 2014, there were 114,554,067 shares of common stock, par value $0.00001, outstanding.

EXPLANATORY NOTE

The sole purpose of this amendment to the quarterly report on Form 10-Q for the quarterly ended June 30, 2014, of Lake Victoria Mining Company, Inc. (the “Company”) which was originally filed with the Securities and Exchange Commission on August 14, 2014 (the “Original Filing”) is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q and the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE VICTORIA MINING COMPANY, INC.

By	/s/ David Kalenuik
David Kalenuik
President, and Chief Executive Officer
(Principal Executive Officer)

Date:	August 15, 2014

By	/s/ Ming Zhu
Ming Zhu
Chief Financial Officer
(Principal Accounting Officer and Principal
Financial Officer)

Date:	August 15, 2014