Form 10-Q
period 2014-09-30
Lake Victoria Mining Company, Inc.
filed 2014-11-14
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of November 14, 2014, there were 114,554,067 shares of common stock, par value $0.00001, outstanding.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)

September 30, 2014

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	September 30,	March 31,
	2014	2014
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	22,997	34,022
Prepaid expenses and other	18,203	14,598
Total Current Assets	41,200	48,620
Property and Equipment (Note 4)	33,514	52,499
Mineral Properties (Note 9)	501,400	501,400
Total Assets	576,114	602,519

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	914,417	1,038,461
Accounts payable to related party (Note 3)	452,362	329,402
Accrued expenses and other payables (Note 5)	280,852	233,183
Deferred revenue (Note 6)	103,269	31,383
Note payable (Note 7)	7,503	6,007
Loans payable (Note 8)	490,000	150,000
Total Liabilities	2,248,403	1,788,436

Nature of Operations and Going Concern (Note 1)
Commitments (Note 6 and 13)
Subsequent Event (Note 14)
Stockholders’ Deficit
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; No shares issued and outstanding (Note 10)	–	–
Common Stock, 250,000,000 shares authorized, $0.00001 par value; 114,554,067 shares issued and outstanding (March 31, 2014 - 114,554,067) (Note 10)	1,146	1,146
Additional Paid-in Capital	17,528,554	17,528,554
Deficit Accumulated During the Exploration Stage	(19,201,989)	(18,715,617)
Total Stockholders’ Deficit	(1,672,289)	(1,185,917)
Total Liabilities and Stockholders’ Deficit	576,114	602,519

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Income (Loss)
(Expressed in US dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	$	$	$	$

Revenue	–	–

Expenses
Depreciation	9,367	9,616	18,984	19,165
Exploration costs (Note 9)	36,054	34,408	68,440	77,296
General and administrative	25,914	38,859	93,515	86,178
Impairment of mineral property acquisition costs (Note 9)	–	–	–	90,000
Management and director fees	9,000	9,000	18,000	18,000
Professional and consulting fees	9,072	19,772	53,241	80,804
Salaries (Note 3)	114,178	113,585	237,008	232,098
Travel and accommodation	3,704	3,321	9,710	15,496

Total Operating Expenses	207,289	228,561	498,898	619,037

Operating Loss	(207,289)	(228,561)	(498,898)	(619,037)

Other Income (Expenses)
Foreign exchange gain (loss)	28,777	(10,221)	13,084	(2,866)
Interest income	69	62	69	62
Interest expense	(414)	–	(626)	(20)
Proceeds from sale of royalty interests (Note 9(a))	–	25,000	–	200,000

Total Other Income (Expenses)	28,432	14,841	12,527	197,176
Net Income (Loss) and Comprehensive Loss	(178,857)	(213,720)	(486,371)	(421,861)
Net Income (Loss) and Comprehensive Loss Attributable to Non-Controlling Interest	–	–	–	–
Net Income (Loss) and Comprehensive Loss Attributable to the Company	(178,857)	(213,720)	(486,371)	(421,861)
Net Income (Loss) Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding	114,554,067	114,554,067	114,554,067	114,554,067

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Six Months Ended
	September 30,
	2014	2013
	$	$
Operating Activities
Net Loss	(486,371)	(421,861)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	18,984	19,165
Impairment of mineral property acquisition cost	–	90,000
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses and other	(2,046)	(23,639)
Decrease (Increase) in amounts receivable	(1,559)	–
Increase (Decrease) in accounts payable to related parties	122,960	113,681
Increase (Decrease) in accounts payable	(124,045)	20,907
Increase (Decrease) in accrued expenses and other payables	47,670	(1,574)
Increase (Decrease) in deferred revenue	71,886	59,508
Net Cash Used In Operating Activities	(352,521)	(143,813)
Investing Activities
Acquisition of property, plant and equipment	–	(1,709)
Net Cash Used In Investing Activities	–	(1,709)
Financing Activities
Proceeds from note payable	11,583	14,635
Repayment of note payable	(10,087)	(1,320)
Proceeds from loans payable	340,000	–
Net Cash Provided By (Used in) Financing Activities	341,496	13,315
Net (Decrease) Increase In Cash and Cash Equivalents	(11,025)	(132,207)
Cash and Cash Equivalents at Beginning of Period	34,022	207,724
Cash and Cash Equivalents at End of Period	22,997	75,517

Supplemental Cash Flow information (Note 12)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2014
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

As of September 30, 2014, none of the Company’s mineral property interests had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As shown in the accompanying financial statements, the Company has a working capital deficit of $2,207,203 and an accumulated deficit of $19,201,989 incurred through September 30, 2014. The Company also has no revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings that will provide funds needed for operations and to continue the exploration for gold and uranium. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2014, and the results of its operations and cash flows for the three and six months ended September 30, 2014. The results of operations for the periods ended September 30, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
September 30, 2014
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Business Combinations

The Company follows the guidance in ASC 805, Business Combinations, and ASC 810, Consolidation. The net loss attributable to non-controlling interest recognized during the period from December 11, 2006 (date of inception) to September 30, 2014 was previously the minority interest held by certain passive shareholders at the consolidated financial statement level of Kilimanjaro, and whose interests were eliminated for accounting purposes by the August 7, 2009 share exchange agreement. The Company, after August 7, 2009, had no further non-controlling interests. As of September 30, 2014, a cumulative loss of $8,719,455 had been attributed to the non-controlling interest of the Company’s controlled subsidiary.

d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of September 30, 2014, the Company had 9,520,000 potentially dilutive securities outstanding.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance or may be redeemed without significant penalties to be cash equivalents.

As of September 30, 2014 and March 31, 2014, the Company has approximately $1,300 and $1,900, respectively, deposited at FDIC insured banks in the United States. FDIC deposit insurance covers the balance of each depositor’s account up to $250,000 per insured bank.

As of September 30, 2014 and March 31, 2014, the Company has approximately $12,000 and $26,000, respectively, deposited at CDIC insured banks in Canada. CDIC deposit insurance covers the balance of each depositor’s account up to $100,000 per insured bank. These deposits include $6,184 (CAD$ 6,900) and $6,237 (CAD$ 6,900), respectively, of guaranteed investment certificates bearing variable interest at prime rate less 1.90% which is restricted in use for corporation credit cards.

As of September 30, 2014, the Company has approximately Tanzania shillings of 2,400,000 (approximately $1,392) and $1,100 deposited in Tanzania. The Deposit Insurance Board in Tanzania insures up to 1,500,000 Tanzanian Shillings (approximately $870 as of September 30, 2014) per customer per bank. Any amount beyond the basic insurance amount may expose the Company to a loss.

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
September 30, 2014
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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of September 30, 2014.

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

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2014
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Financial Instruments (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of September 30, 2014 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2014
	$	$	$	$
Assets:
Cash and cash equivalents	22,997	–	–	22,997

k)	Foreign Currency Translation

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

At September 30, 2014, approximately $28,000 of property and equipment (March 31, 2014 - $44,000) is located in Tanzania and $6,000 (March 31, 2014 - $8,000) in Canada. Mineral properties totaling $501,400 (March 31, 2014 - $501,400) are located in Tanzania. Although Tanzania is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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
September 30, 2014
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

As at September 30, 2014, the Company owed $385,003 (March 31, 2014 - $331,166) of salary to four directors and officers of the Company. As at September 30, 2014, the Company owed $67,359 (March 31, 2014 - $72,358) of directors and consulting fees to two directors of the Company. The balance is due on demand, non-interest bearing, unsecured and with no fixed term of repayment. During the six months ended September 30, 2014, the Company incurred $18,000 (2013 - $18,000) of directors fees to a director and $224,028 (2013 - $218,801) of salary to four directors and officers.

4.	Property and Equipment

Property and equipment consists of the following:

	As at September 30, 2014			As at March 31, 2014
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$
Mining tools and equipment	143,271	122,489	20,782	143,271	108,162	35,109
Motor vehicle	12,800	8,533	4,267	12,800	7,253	5,547
Furniture and equipment	12,127	9,583	2,544	12,127	8,620	3,507
Computer and software	37,403	31,482	5,921	37,403	29,067	8,336
	205,601	172,087	33,514	205,601	153,102	52,499

5.	Other Payables

As of September 30, 2014 and March 31, 2014, the Company withheld tax deductions of $279,853 and $233,183, respectively, to conform to local tax laws.

	September 30,	March 31,
	2014	2014
	$	$
(a) Accrued payroll deductions in Canada	140,701	118,986
(b) Payroll deductions payable in Tanzania	139,152	114,197
(c) Corporation credit cards payables	999	–
	280,852	233,183

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2014
(Expressed in US dollars)
(Unaudited)

5.	Other Payables (continued)

	(a)	Accrued Payroll Deductions in Canada

At September 30, 2014, the Company accrued for payroll deductions on unpaid salaries in Canada in the amount of $140,701 (March 31, 2014 – $118,986). The accrued amounts will be transferred to accounts payable once the salaries are paid.

(b)	Payroll Deductions Payable in Tanzania

As of September 30, 2014 and March 31, 2014, the Company withheld Tanzanian payroll tax deductions of $139,152 and $114,197, respectively, which remain payable under the local tax law.

6.	Deferred Revenue

On January 23, 2014, the Company agreed to forward sell a portion of its future gold production from the Kinyambwiga project (see Note 9(a)) to finance the capital costs of establishing a gold mine. The forward gold sales pricing will be calculated using the future gold price as per COMEX for the month being offered. As of September 30, 2014, the aggregate amount of $103,269 (March 31, 2014 - $31,383) was received by the Company and recorded as deferred revenue.

7.	Note Payable

On July 26, 2014, the Company signed a finance agreement for $12,140 at an annual rate of 15.95% for an eleven-month period, payable in monthly installments of $1,104 for general liability insurance. As at September 30, 2014, the balance owing under the note payable was $7,503.

On September 26, 2013, the Company signed a finance agreement for $15,085 at an annual rate of 12.95% for an eleven-month period, payable in monthly installments of $1,532 for general liability insurance. This note has been fully repaid by September 30, 2014.

8.	Loans Payable

On January 20, 2014, the Company offered a private placement of up to 80,000,000 shares of its common stock at a purchase price of $0.025 per share. The shares are accompanied by a gold bonus distribution of a total of 800 ounces of 0.999 gold during the first 395 days of commercial gold production. As of September 30, 2014, the Company has received subscriptions in the amount of $490,000 for 19,600,000 shares. According to the signed share subscription agreements, the amounts collected by the Company for a total of $490,000 represent interest free loans until the time the shares are issued to the subscribers.

The gold bonus distribution plan contains a feature where the Company retains the option to convert the gold bonus into common shares of the Company at a rate of $0.025 per share based on the spot price per ounce of gold on the payment date.

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

The following is a continuity of mineral property acquisition costs for the six months ended September 30, 2014:

	Handeni	Buhemba
	Project	Project	Total
	$	$	$
Balance, March 31, 2014 and September 30, 2014	251,250	250,150	501,400

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2014
(Expressed in US dollars)
(Unaudited)

9.	Mineral Property Acquisition and Exploration Costs (continued)

The following is a continuity of accumulated mineral property exploration expenses:

	Kalemela	Geita	Kinyambwiga	Suguti	Singida	Uyowa	North	Handeni	Buhemba	Other	Total
							Mara			Projects
	$	$	$	$	$	$	$	$	$	$	$
Accumulated expenses March 31, 2014	640,692	417,839	966,599	130,508	1,321,368	1,244,432	77,941	136,873	223,074	388,344	5,547,670

Exploration Expenditures:
Camp, Field Supplies and Travel	-	-	5,547	-	1,502	776	-	-	-	-	7,825
Geological Consulting and Wages	-	-	59,889	-	-	-	-	-	-	-	59,889
Vehicle and Fuel expenses	-	-	234	-	492	-	-	-	-	-	726
	-	-	65,670	-	1,994	776	-	-	-	-	68,440

Accumulated expenses September 30, 2014	640,692	417,839	1,032,269	130,508	1,323,362	1,245,208	77,941	136,873	223,074	388,344	5,616,110

a)	Musoma Bunda - Kinyambwiga Project

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

On August 3, 2012, the Company announced that it intends to offer up to 120 units of royalty at $25,000 per unit to raise up to $3,000,000 from participants by selling up to 60% of the net proceeds of gold production of the Company’s Kinyambwiga gold project through royalty purchase agreements. Each unit will entitle the holder to receive ½ of 1 percent (1/2%) of the net proceeds of production from small scale mining operations up to 60% of the net proceeds of gold production. As of September 30, 2014, the Company has received subscription payments totaling $1,125,000 for 45 units which is recognized in other income.

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

As of September 30, 2014, the Company has sold 112.38 oz of gold for the total consideration of $103,269 (March 31, 2014 - $31,383) (Note 6).

b)	Singida Project

On May 15, 2009, the Company signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of February 7, 2011, this director has entered into Mineral Properties Sales and Purchase agreements and addendums with various PML owners to acquire PMLs in the Singida area. As of September 30, 2014, the Company has acquired a 100% interest in 23 PMLs and 20 PMLs with the 2% net smelter production royalty payments. The Company also agreed to increase the royalty by 1% to 3% if commercial production is delayed beyond March 2015.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2014
(Expressed in US dollars)
(Unaudited)

9.	Mineral Property Acquisition and Exploration Costs (continued)

	c)	Uyowa Project

As a part of the Geo Can Agreement the Company had owned 100% interest in the Uyowa project’s prospecting licenses. On July 19, 2011, Guardian Investment Ltd, a related party, on behalf of the Company, entered into a mineral properties option agreement to acquire four primary mining licenses within the northern most prospecting license of the seven comprising the Uyowa Gold project. In March 2013, the Company has terminated the option agreement and the related capitalized acquisition costs of $90,000 were determined to be impaired.

d)	Handeni Project

On April 20, 2011, the Company signed a license purchase agreement to acquire one prospecting license. The total consideration was $113,250, of which $77,250 was paid on May 13, 2011 and $36,000 was paid on July 14, 2011. On June 14 and June 20, 2011 the Company paid a finder’s fee of $30,000 in cash and issued 400,000 common shares with a fair value of $108,000. This prospecting license is in good standing as at September 30, 2014.

On March 7, 2012, the Company was granted an additional license for an area within the Handeni project for a total consideration of $4,800, of which $2,400 was paid on March 7, 2012 and $2,400 was due on August 14, 2012. In 2013, the Company returned the license and capitalized acquisition costs of $2,400 were determined to be impaired.

e)	Buhemba Project

Buhemba Project consists of two prospecting licenses. One prospecting license is a part of the Geo Can Agreement the Company owns 100% interest.

On April 20, 2011, the Company signed license purchase agreement to acquire one prospecting license. The total consideration was $112,150, of which $89,650 was paid on April 29, 2011 and $22,500 was paid on July 14, 2011. On June 14 and June 20, 2011 the Company paid a finder’s fee of $30,000 in cash and issued 400,000 common shares with a fair value of $108,000. This prospecting license is in good standing as at September 30, 2014.

On March 7, 2012, the Company was granted an additional license for an area within the Buhemba project for a total consideration of $76,800, of which $6,800 was paid on March 7, 2012, $70,000 was due in 2012. As at March 31, 2013, the Company has not paid outstanding payments and capitalized acquisition costs of $6,800 were determined to be impaired.

10.	Capital Stock

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of September 30, 2014, the Company has not issued any preferred stock.

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

The following table summarizes the continuity of the Company’s stock options:

Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
		$		$
Outstanding, March 31, 2014	9,520,000	0.12
Granted	–	–
Expired	–	–
Outstanding, September 30, 2014	9,520,000	0.12	0.34	–
Exercisable, September 30, 2014	9,520,000	0.12	0.34	–

At September 30, 2014 and March 31, 2014, the Company did not have any unvested options.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2014
(Expressed in US dollars)
(Unaudited)

11.	Stock Options and Warrants (continued)

The following table summarizes the continuity of the Company’s warrants:

	Number of		Weighted-
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Upon	Exercise	Contractual	Intrinsic
	Exercise	Price	Life (years)	Value
		$		$
Outstanding, March 31, 2014	17,068,334	0.12
Granted	–	–
Expired	(17,068,334)	0.12
Outstanding, September 30, 2014	–	–	–	–

On August 16, 2014, 2,783,334 warrants issued during the year ended March 31, 2012 expired unexercised.

12.	Supplemental Cash Flow Information

	Six Months Ended
	September 30,
	2014	2013
	$	$
Supplemental Disclosures
Interest paid	414	20
Income tax paid	–	–

13.	Commitments

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
September 30, 2014
(Expressed in US dollars)
(Unaudited)

13.	Commitments (continued)

c)

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

d)

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

e)

On October 25, 2013, the Company entered into a financial advisory agreement with Stope Capital Advisors (“Stope”) to secure a commitment to fund equity or debt capital, in the gross amount of USD $4,200,000, on a project basis (specially related to Kinyambwiga project) (the “Agreement”). The Company agreed to pay a monthly retainer fee of $2,500 and a success fee as follows:

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

Between September 30, 2014 and November 14, 2014, the Company received subscription proceeds in the amount of $45,000 for 1,800,000 shares as part of the private placement offered on January 20, 2014 which has been disclosed in Note 8. This private placement has not been closed as of November 14, 2014.

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

Recent Corporate Developments

Since the commencement of the three months period ended September 30, 2014, we experienced the following significant corporate developments:

1.

On April 1, 2014, the Company was granted a Mining License ML520/2014 by the Tanzanian Government in respect to the Company’s proposed Kinyambwiga open-pit gold project in northern Tanzania. The term of the Mining License is 10 years.

Our Current Business

We are an exploration stage corporation focused on acquiring, exploring and developing gold deposits in Tanzania, East Africa. We hold 5 prospective gold projects, consisting of one Mining license, 4 Prospecting Licenses (PLs) and 43 Primary Mining Licenses (PMLs) within our Tanzania property portfolio, covering 69.91 square kilometers (17,275 acres).

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

Prospective Gold Projects

The following is a brief overview of portfolio of prospective mineral properties, the exploration developments on them where applicable and some of the details of the historical option agreements for them. During the three months ended September 30, 2014, no exploration work was undertaken on any of the projects.

Prospective Projects and Properties

The following map is a gold project location map (Map 1). For a detailed listing see Licenses – Gold Projects and License List.

Map 1: Gold Project Location Map, June 2014

Musoma Bunda Murangi Gold Project

The Musoma Bunda Murangi Project is now comprised of 2 Prospecting Licenses covering 33.47 square kilometers. During 2013, the 39 PMLs, totaling 3.44 square kilometres located on the Kinyambwiga PL PL4653/2007 were amalgamated and incorporated back within the PL (July 5,2013). This was undertaken in order to facilitate the application for a Mining Licence (Map 2).

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

It is currently proposed to mine the mineralization by open pit mining methods using an excavator and trucks to transport the material to an onsite processing plant. A vertical test pit to a depth of 8 meters was excavated in granitic saprolite (host rock) at site using a Caterpillar 320 excavator in a relatively short time of 3 hours. The results of the test pit proved good retaining rock wall strength, ease of excavation and the lack of ground water.

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

Chart 1: Flow sheet diagram showing the conceptual processing plant

Mining License

The Environmental Impact Assessment (ESIA) report, completed by TANSHEQ, a local Tanzanian consulting firm specializing in Environmental Management, was submitted to the Tanzanian Government’s National Environmental Management Council (NEMC) on the 2August 2013 and was approved on the 23 December 2013. The company received the approved report on January 7, 2014 (see news release dated January 9, 2014). The Company has been awarded the Environmental Certificate of approval, registration number EC/EIS/1106, issued under the Environmental Management Act No.20 of 2004 and signed by the Tanzanian Minister of Environment. The EIA Certificate is valid during the entire life cycle of the project based on the Company’s compliance with the General and Specific Conditions of its issuance.

The Company has already completed the Mining and Processing License Application to cover not only the Kunanga Prospect but also the 39 amalgamated Primary Mining Licenses (PMLs) previously held by the Company’s Tanzanian subsidiary. The area, totalling 5.12 square kilometers also includes the 2 other known gold occurrences at Kunanga 2 and 3. The Mining application was submitted to the Ministry of Energy and Minerals in January 2014 and a Mining License (ML520/2014) was granted on April 1, 2014 valid for an initial period of 10 years.

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

Map 9: Kunanga 1 East and School soil anomalies

The recent influx of +500 artisanal miners at the Kunanga 3 Prospect, situated approximately 1 kilometer to the north of Kunanga 1 (Map ~~Map~~ 10), was short lived. After processing some of the surface quartz gravels, the miners migrated elsewhere and off the license. The prospect consists of abundant quartz float covering an area of 200 meters x 200 meters which has been the site for periodic artisanal activity over the years. Trenching and reverse circulation drilling intersected a number of narrow discontinuous quartz veins (Map ~~Map~~ 11).

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

Buhemba Gold Projects

The Buhemba Gold projects comprise of the Kiabakari East (PL7142/2007) and the Maji Moto (HQ-P23869) licenses.

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

Maji Moto Gold Project (HQ-P23869)

A recent acquisition to the North Mara group of Licenses is the Maji Moto License that was awarded to the Company by the Ministry of Mines through application and tender in April 2012. The License is situated in the North Mara Greenstone Belt (Eastern Musoma Goldfields) approximately 28 kilometers to the SW of African Barrick’s North Mara Gold Mine (Map 1~~Map 1~~2).

Map 112: Location map of Maji Moto HQ-P23869

Note: HQ-O23869 is the Application number. The License has yet to be allocated a PL number by the Ministry.

Artisanal workings:

Three artisanal sites are present in the northern part of the License (Map 2~~Map 2~~3):

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

Map 34: Current license holdings of the Uyowa Project

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

Plan of Operation

As of September 30, 2014, we had approximately cash of $22,000 and working deficit of $2,207,000. We plan to spend approximately $400,000 for our property acquisitions and $2,000,000 for development and production of small scale mining in Kinyambwiga project and exploration activities on other projects. We will need to raise additional funds to finance the activities on our projects. There is no assurance that such financing would be available at this time.

In September 2012, the Company offered a total of up to 120 royalty units to raise a gross amount of $3,000,000 for a small scale mining operation on the Kinyambwiga property. Each unit will entitle investors to receive ½ of 1 percent (1%) of the net proceeds of production from the small scale mining operation at Kinyambwiga. Up to 60% of the net proceeds of gold production are offered to investors. As of September 30, 2014 the Company received subscription payments of $1,125,000 for 45 units.

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

RESULTS OF OPERATIONS

Three and Nine Month Summary

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$-	$-	$-	$-
Expenses	207,289	228,561	498,898	619,037
Other income (expenses)	28,432	14,841	12,527	197,176
Net Income (Loss)	$(178,857)	$(213,720)	$(486,371)	$(421,861)

Revenue

We had no operating revenues for the six month period ended September 30, 2014 and 2013. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations.

Operating Costs and Expenses

The major components of our expenses for the six months ended September 30, 2014 and 2013 are outlined in the table below:

	Six Months Ended
	September 30,
	2014	2013

Amortization and depreciation	18,984	19,165
Exploration costs	68,440	77,296
General and administrative	93,515	86,178
Impairment of mineral property acquisition costs	–	90,000
Management and director fees	18,000	18,000
Professional fees	53,241	80,804
Salaries	237,008	232,098
Stock-based compensation	–	–
Travel and accommodation	9,710	15,496
Total Expenses	498,898	619,037

General and Administrative Expenses

The Company reported a loss of $498,898 for the six months ended September 30, 2014 compared with a loss of $619,037 for same period in fiscal 2014. The decreased loss in the current period is mainly attributed to decreased exploration costs, travel and accommodation expenses and no impairment write-downs in the current period.

The $7,337 increase in our general and administrative expenses for the six month period ended September 30, 2014 as compared to the same period in fiscal 2014 was primarily due to the increase in insurance, promotion and shareholder relationship expenses.

Liquidity and Capital Resources

Working Capital

	September 30, 2014	March 31, 2014
Current Assets	$41,200	$48,620
Current Liabilities	2,248,403	1,788,436
Working Deficit	$(2,207,203)	$(1,739,816)

Cash Flows

Three Months Ended
September 30, 2014
Cash used in Operating Activities	$(352,521)
Cash used in Investing Activities	-
Cash provided by Financing Activities	341,496
Net Increase (Decrease) in Cash	$(11,025)

We had a cash balance of $22,997 and working deficit of $2,207,203 as of September 30, 2014 compared to cash of $34,022 and working deficit of $1,739,816 as of March 31, 2014. We anticipate that we will incur approximately $3,000,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Going Concern

The unaudited financial statements accompanying our quarterly report on Form 10-Q for the quarter ended September 30, 2014 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2014, we had a cash balance of approximately $23,000 and we estimate that we will require approximately $500,000 for general and administration costs and professional fees, and $400,000 for property acquisition holding and small-scale mining evaluation, development and production costs associated with our plan of operation over the next twelve months. We do not have sufficient funds for general and administration activities and planned mineral property acquisition and exploration activities and therefore we will be required to raise additional funds. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders.

The advancement of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We had a cash balance of approximately $23,000 and we estimate that we will require approximately $500,000 for general and administration costs and professional fees, and $400,000 for property acquisition holding and small-scale mining evaluation, development and production costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We intend to raise additional funds from another equity offering or loans. At the present time, we are attempting to raise additional money, but there is no assurance that we will be successful. If we need additional funds and are unable to raise them, we will have to suspend or cease operations until we succeed in raising additional funds.

Outstanding shares and options

As of November 14, 2014, we have 114,554,067 shares of common stock outstanding, 9,520,000 stock options outstanding.

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

The capital expenditures and time required to develop and explore our properties are considerable and changes in costs, construction schedules or both, can adversely affect project economics and expected production and profitability. There are a number of factors that can affect costs and construction schedules, including, among others:

•	changes in input commodity prices and labor costs;
•	availability and terms of financing;
•	availability of labor, energy, transportation, equipment, and infrastructure;
•	fluctuations in currency exchange rates;
•	changes in anticipated tonnage, grade and metallurgical characteristics of the rock to be mined and processed;
•	recovery rates of gold and other metals from the ore;
•	difficulty of estimating construction costs over a period of years;
•	weather and severe climate impacts; and
•	potential delays related to social and community issues.

Mineralized targets and other mineralized material calculations are estimates only, and are subject to uncertainty due to factors including metal prices, inherent variability of the mineralized rock and recoverability of metal in the mining process. The calculation of mineral mineralized targets, other mineralized material and grading are estimates and depend upon geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, which may prove to be unpredictable.

There is a degree of uncertainty attributable to the calculation of mineralized targets and corresponding grades. Until mineralized targets and other mineralized materials are actually mined and processed, the quantity of mineralization and grades must be considered as an estimate only. In addition, the quantity of mineralized targets and other mineralized materials may vary depending on metal prices, which largely determine whether mineralized targets and other mineralized materials are classified as potentially economic(economic to mine) or waste (uneconomic to mine). A decline in metal prices may result in previously reported mineralized targets becoming uneconomic to mine (waste). Any material change in the quantity of mineralized targets, other mineralized materials, mineralization, grade or stripping ratio may affect the economic viability of our properties. In addition, we can provide no assurance that gold recoveries or other metal recoveries experienced in small- scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We are engaged in the business of identifying, acquiring, exploring and developing commercial reserves of primarily gold. Our properties are in the exploration stage only although we have achieved environmental (EIA) approval and a Mining License to commence gold mining on the mineralized target in one of our gold projects. This project is not a compliant gold reserve as defined by Canadian NI43-101 regulations or the Securities and Exchange Commission in its Industry Guide 7. We have not generated any revenues nor have we realized a profit from our operations to date. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of gold, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2015, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

There were no changes in our internal control over financial reporting during the three month period ended September 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.20	Amendment to Mineral Financing Agreement between the Company and Ahmed Magoma dated October 27, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.21	Declaration of Trust of Geo Can Resources Company Limited dated July 23, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.22	Form of Subscription Agreement for non US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)
10.23	Form of Subscription Agreement for US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)
10.24	Consulting Agreement dated April 26, 2011 between David Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.25	Consulting Agreement dated April 26, 2011 between Roger Newell and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.26	Employment Agreement dated April 26, 2011 between Heidi Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.27	Employment Agreement dated April 26, 2011 between Ming Zhu and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.28	Geita Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.29	Kalemela Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.30	North Mara Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

Exhibit
Number	Description
10.31	Singida Option Agreement dated May 6, 2011 among Otterburn Ventures Inc., the Company and Ahmed Abubakar Magoma (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.32	Form of Royalty Purchase Agreement (incorporated by reference from our Current Report on Form 8-K filed on September 13, 2012)
10.33	Finder’s Fee Agreement with Berkshire Investment Ltd (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 14, 2013)
10.34	Option Agreement with Ahmed Magoma dated December 11, 2012 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)
10.35	Strategic Partner Advisory Fee Agreement with Sattva Capital Corporation dated August 14, 2013(incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)
10.36	Amendment to option agreement with Ahmed Magoma dated August 1, 2013 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)
10.37	Consulting Agreement with Misac Noubar Nabighian dated October 1, 2013 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)
10.38	Financial advisory agreement with Stope Capital Advisors dated October 25, 2013 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)
10.39	Form of Forward Gold sale agreement (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 14, 2014)
10.40	Amended Form of Forward Gold sale agreement (incorporated by reference from our Annual Report on Form 10-K filed on September 30, 2014)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
21.1	List of Subsidiaries (incorporated by reference from our from our Annual Report on Form 10-K filed on September 30, 2014)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.2	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
99.3	Disclosure Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE VICTORIA MINING COMPANY, INC.

By	/s/ David Kalenuik
David Kalenuik
President, and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2014

By	/s/ Ming Zhu
Ming Zhu
Chief Financial Officer
(Principal Accounting Officer and Principal
Financial Officer)

Date:	November 14, 2014