Form 10-Q
period 2014-12-31
Lake Victoria Mining Company, Inc.
filed 2015-02-17
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Yes [X]      No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of February 17, 2015, there were 138,954,067 shares of common stock, par value $0.00001, outstanding.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)

December 31, 2014

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31,	March 31,
	2014	2014
	$	$
	(Unaudited)	(Audited)
ASSETS

Current Assets

Cash and cash equivalents	40,431	34,022
Prepaid expenses and other	21,211	14,598
Total Current Assets	61,642	48,620

Property and Equipment (Note 4)	27,025	52,499
Mineral Properties (Note 8)	501,400	501,400
Total Assets	590,067	602,519

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	909,979	1,038,461
Accounts payable to related parties (Note 3)	486,038	329,402
Accrued expenses and other payables (Note 5)	296,510	233,183
Deferred revenue (Note 6)	103,269	31,383
Note payable (Note 7)	10,522	6,007
Loans payable	–	150,000
Total Liabilities	1,806,318	1,788,436

Nature of Operations and Going Concern (Note 1)
Commitments (Note 6 and 13)
Subsequent Events (Note 14)

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; No shares issued and outstanding (Note 9)	–	–
Common Stock, 250,000,000 shares authorized, $0.00001 par value; 138,954,067 shares issued and outstanding (March 31, 2014 - 114,554,067) (Note 9)	1,390	1,146
Additional Paid-in Capital	18,138,310	17,528,554
Deficit Accumulated During the Exploration Stage	(19,355,951)	(18,715,617)
Total Stockholders’ Deficit	(1,216,251)	(1,185,917)
Total Liabilities and Stockholders’ Deficit	590,067	602,519

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Income (Loss)
(Expressed in US dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	$	$	$	$

Revenue	–	–	–	–

Expenses
Depreciation	6,488	9,616	25,473	28,782
Exploration costs (Note 8)	29,239	32,356	97,679	109,652
General and administrative	29,652	27,472	123,165	113,649
Impairment of mineral property acquisition costs (Note 8)	–	–	–	90,000
Management and director fees	9,000	9,000	27,000	27,000
Professional and consulting fees	2,069	13,150	55,310	93,954
Salaries (Note 3)	103,592	112,313	340,599	344,410
Travel and accommodation	76	4,789	9,787	20,285

Total Expenses	180,116	208,696	679,013	827,732

Loss before other items	(180,116)	(208,696)	(679,013)	(827,732)

Other Income (Expenses)
Foreign exchange gain (loss)	26,856	12,862	39,939	9,997
Interest income	–	–	69	62
Interest expense	(703)	(468)	(1,329)	(488)
Proceeds from sale of royalty interests (Note 8(a))	–	–	–	200,000

Total Other Income (Expenses)	26,153	12,394	38,679	209,571
Net Loss and Comprehensive Loss	(153,963)	(196,302)	(640,334)	(618,161)
Net Loss and Comprehensive Loss Attributable to Non- Controlling Interest	–	–	–	–
Net Loss and Comprehensive Loss Attributable to the Company	(153,963)	(196,302)	(640,334)	(618,161)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.01)	(0.01)
Weighted Average Shares Outstanding	120,388,850	114,554,067	116,506,067	114,554,067

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Nine Months Ended
	December 31,
	2014	2013
	$	$
Operating Activities
Net Loss	(640,334)	(618,161)
Adjustments for non-cash expenses
Depreciation	25,473	28,782
Impairment of mineral property acquisition cost	–	90,000
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses and other	(6,613)	(15,839)
Increase (Decrease) in accounts payable to related parties	156,636	166,723
Increase (Decrease) in accounts payable	(128,481)	57,125
Increase (Decrease) in accrued expenses and other payables	63,327	(1,574)
Increase (Decrease) in deferred revenue	71,886	99,194
Net Cash Used In Operating Activities	(458,106)	(193,750)
Investing Activities
Acquisition of property, plant and equipment	–	(1,709)
Net Cash Used In Investing Activities	–	(1,709)
Financing Activities
Proceeds from note payable	20,123	14,636
Repayment of note payable	(15,608)	(5,735)
Proceeds from issuance of stock, net	460,000	–
Net Cash Provided By Financing Activities	464,515	8,901
Net (Decrease) Increase In Cash and Cash Equivalents	6,409	(186,558)
Cash and Cash Equivalents at Beginning of Period	34,022	207,724
Cash and Cash Equivalents at End of Period	40,431	21,166

Supplemental Cash Flow information (Note 12)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2014
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

As of December 31, 2014, none of the Company’s mineral property interests had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As shown in the accompanying financial statements, the Company has a working capital deficit of $1,744,676 and an accumulated deficit of $19,355,951 incurred through December 31, 2014. The Company also has no revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings that will provide funds needed for operations and to continue the exploration for gold. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at December 31, 2014, and the results of its operations and cash flows for the three and nine months ended December 31, 2014. The results of operations for the periods ended December 31, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year.

	b)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to long-lived assets, mineral property costs, asset retirement obligations, stock- based compensation, financial instrument valuations and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2014
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Business Combinations

The Company follows the guidance in ASC 805, Business Combinations, and ASC 810, Consolidation. The net loss attributable to non-controlling interest recognized during the period from December 11, 2006 (date of inception) to December 31, 2014 was previously the minority interest held by certain passive shareholders at the consolidated financial statement level of Kilimanjaro, and whose interests were eliminated for accounting purposes by the August 7, 2009 share exchange agreement. The Company, after August 7, 2009, had no further non-controlling interests. As of December 31, 2014, a cumulative loss of $8,719,455 had been attributed to the non-controlling interest of the Company’s controlled subsidiary.

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of December 31, 2014, the Company had 4,920,000 potentially dilutive securities outstanding.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance or may be redeemed without significant penalties to be cash equivalents.

As of December 31, 2014 and March 31, 2014, the Company has approximately $1,500 and $1,900, respectively, deposited at FDIC insured banks in the United States. FDIC deposit insurance covers the balance of each depositor’s account up to $250,000 per insured bank.

As of December 31, 2014 and March 31, 2014, the Company has approximately $36,000 and $26,000, respectively, deposited at CDIC insured banks in Canada. CDIC deposit insurance covers the balance of each depositor’s account up to $100,000 per insured bank. These deposits include $6,400 (CAD$ 9,700) and $6,720 (6,000), respectively, of guaranteed investment certificates bearing variable interest at prime rate less 1.90% which is restricted in use for corporation credit cards.

As of December 31, 2014, the Company has approximately Tanzania shillings of 365,000 (approximately $200) and $2,200 deposited in Tanzania. The Deposit Insurance Board in Tanzania insures up to 1,500,000 Tanzanian Shillings (approximately $840 as of December 31, 2014) per customer per bank. Any amount beyond the basic insurance amount may expose the Company to a loss.

	f)	Property and Equipment

Property and equipment consists of mining tools and equipment, furniture and equipment and computers and software which are depreciated on a straight line basis over their expected lives of five years.

	g)	Mineral Property Costs

Under US GAAP mineral property acquisition costs are ordinarily capitalized when incurred using FASB ASC Topic 805-20-55- 37, Whether Mineral Rights are Tangible or Intangible Assets. The carrying costs are assessed for impairment under ASC Topic 360-10-35-21, Accounting for Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying costs may not be recoverable. The Company expenses as incurred all property maintenance and exploration costs.

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
December 31, 2014
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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of December 31, 2014.

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

Pursuant to ASC 825, the fair value of cash and cash equivalents are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of accounts payable, accounts payable to related parties, other payables, note payable and loans payable approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2014
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Financial Instruments (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of December 31, 2014 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2014
	$	$	$	$
Assets:
Cash and cash equivalents	40,431	–	–	40,431

k)	Foreign Currency Translation

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

At December 31, 2014, approximately $22,000 of property and equipment (March 31, 2014 - $44,000) is located in Tanzania and $5,000 (March 31, 2014 - $8,000) in Canada. Mineral properties totaling $501,400 (March 31, 2014 - $501,400) are located in Tanzania. Although Tanzania is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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
December 31, 2014
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

As at December 31, 2014, the Company owed $422,680 (March 31, 2014 - $257,044) of salary to four directors and officers of the Company. As at December 31, 2014, the Company owed $63,358 (March 31, 2014 - $72,358) of directors and consulting fees to two directors of the Company. The balance is due on demand, non-interest bearing, unsecured and with no fixed term of repayment. During the nine months ended December 31, 2014, the Company incurred $27,000 (2013 - $27,000) of directors fees to a director and $304,165 (2013 - $218,801) of salary to four directors and officers.

4.	Property and Equipment

Property and equipment consists of the following:

	As at December 31, 2014			As at March 31, 2014
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$
Mining tools and equipment	143,270	126,740	16,530	143,271	108,162	35,109
Motor vehicle	12,800	9,174	3,626	12,800	7,253	5,547
Furniture and equipment	12,127	10,033	2,094	12,127	8,620	3,507
Computer and software	37,403	32,628	4,775	37,403	29,067	8,336
	205,600	178,575	27,025	205,601	153,102	52,499

5.	Other Payables

As of December 31, 2014 and March 31, 2014, the Company withheld tax deductions of $292,611 and $233,183, respectively, to conform to local tax laws.

	December 31,	March 31,
	2014	2014
	$	$
(a) Accrued payroll deductions in Canada	144,914	118,986
(b) Payroll deductions payable in Tanzania	147,697	114,197
(c) Corporation credit cards payables	3,899	–
	296,510	233,183

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2014
(Expressed in US dollars)
(Unaudited)

5.	Other Payables (continued)

	a)	Accrued Payroll Deductions in Canada

At December 31, 2014, the Company accrued for payroll deductions on unpaid salaries in Canada in the amount of $144,914 (March 31, 2014 – $118,986). The accrued amounts will be transferred to accounts payable once the salaries are paid.

	b)	Payroll Deductions Payable in Tanzania

As of December 31, 2014 and March 31, 2014, the Company withheld Tanzanian payroll tax deductions of $147,697 and $114,197, respectively, which remain payable under the local tax law.

6.	Deferred Revenue

On January 23, 2014, the Company agreed to forward sell a portion of its future gold production from the Kinyambwiga project (see Note 8(a)) to finance the capital costs of establishing a gold mine. The forward gold sales pricing will be calculated using the future gold price as per COMEX for the month being offered. As of December 31, 2014, the aggregate amount of $103,269 (March 31, 2014 - $31,383) was received by the Company and recorded as deferred revenue.

7.	Note Payable

On July 26, 2014, the Company signed a finance agreement for $12,140 at an annual rate of 15.95% for an eleven-month period, payable in monthly installments of $1,104 for general liability insurance. On October 20, 2014, the Company amended the agreement and financed an additional $10,875 for directors and officers liability insurance. Total monthly installment payments increased to $2,546. As at December 31, 2014, the balance owing under the note payable was $10,522.

On September 26, 2013, the Company signed a finance agreement for $15,085 at an annual rate of 12.95% for an eleven-month period, payable in monthly installments of $1,532 for general liability insurance. This note has been fully repaid by December 31, 2014.

8.	Mineral Property Acquisition and Exploration Costs

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

The following is a continuity of mineral property acquisition costs for the nine months ended December 31, 2014:

	Handeni	Buhemba
	Project	Project	Total
	$	$	$
Balance, March 31, 2014 and December 31, 2014	251,250	250,150	501,400

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2014
(Expressed in US dollars)
(Unaudited)

8.	Mineral Property Acquisition and Exploration Costs (continued)

The following is a continuity of accumulated mineral property exploration expenses:

						North	Buhemba	Other
	Kalemela	Geita	Kinyambwiga	Suguti	Singida	Mara		Projects	Total
	$	$	$	$	$	$	$	$	$
Accumulated expenses March 31, 2014	640,692	417,839	966,599	130,508	1,321,368	77,941	223,074	388,344	4,166,365

Exploration Expenditures:
Camp, Field Supplies and Travel	-	-	6,545	-	2,188	-	-	-	8,733
Geological Consulting and Wages	-	-	87,082	-	-	-	-	-	87,082
Vehicle and Fuel expenses	-	-	234	-	492	-	-	-	726
	-	-	93,861	-	2,680	-	-	-	96,541

Accumulated expenses December 31, 2014	640,692	417,839	1,060,460	130,508	1,324,048	77,941	223,074	388,344	4,262,906

a)	Musoma Bunda - Kinyambwiga Project

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

On August 3, 2012, the Company announced that it intends to offer up to 120 units of royalty at $25,000 per unit to raise up to $3,000,000 from participants by selling up to 60% of the net proceeds of gold production of the Company’s Kinyambwiga gold project through royalty purchase agreements. Each unit will entitle the holder to receive ½ of 1 percent (1/2%) of the net proceeds of production from small scale mining operations up to 60% of the net proceeds of gold production. As of December 31, 2014, the Company has received subscription payments totaling $1,125,000 for 45 units which has been recognized in other income.

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

As of December 31, 2014, the Company has sold 112.38 oz of gold for the total consideration of $103,269 (March 31, 2014 - $31,383) (Note 6).

b)	Singida Project

On May 15, 2009, the Company signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of February 7, 2011, this director has entered into Mineral Properties Sales and Purchase agreements and addendums with various PML owners to acquire PMLs in the Singida area. As of December 31, 2014, the Company has acquired a 100% interest in 23 PMLs and 20 PMLs with the 2% net smelter production royalty payments. The Company also agreed to increase the royalty by 1% to 3% if commercial production is delayed beyond March 2015.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2014
(Expressed in US dollars)
(Unaudited)

8.	Mineral Property Acquisition and Exploration Costs (continued)

	c)	Uyowa Project

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

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of December 31, 2014, the Company has not issued any preferred stock.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On December 9, 2014, the Company completed a private placement of 24,400,000 units at $0.025 per unit for gross consideration of $610,000. The shares are accompanied by a gold bonus distribution of a total of 244 ounces of 0.999 gold during the first 480 days of commercial gold production. The gold bonus distribution plan contains a feature where the Company retains the option to convert the gold bonus into common shares of the Company at a rate of $0.025 per share based on the spot price per ounce of gold on the payment date. At December 31, 2014, the fair value of the gold bonus was estimated to be $Nil.

10.	Stock Options and Warrants

On October 7, 2010, the Company adopted the 2010 Stock Option Plan under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock.

Lake Victoria Mining Company, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2014
(Expressed in US dollars)
(Unaudited)

11.	Stock Options and Warrants (continued)

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
		$		$
Outstanding, March 31, 2014	9,520,000	0.12
Granted	–	–
Expired	(4,600,000)	0.15
Outstanding, December 31, 2014	4,920,000	0.09	0.32	–

Exercisable, December 31, 2014	4,920,000	0.09	0.32	–

At December 31, 2014 and March 31, 2014, the Company did not have any unvested options. The following table summarizes the continuity of the Company’s warrants:

	Number of		Weighted-
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Upon	Exercise	Contractual	Intrinsic
	Exercise	Price	Life (years)	Value
		$		$
Outstanding, March 31, 2014	17,068,334	0.12
Granted	–	–
Expired	(17,068,334)	0.12
Outstanding, December 31, 2014	–	–	–	–

12.	Supplemental Cash Flow Information

	Nine Months Ended
	December 31,
	2014	2013
	$	$
Supplemental Disclosures
Interest paid	703	468
Income tax paid	–	–

13.	Commitments

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
December 31, 2014
(Expressed in US dollars)
(Unaudited)

13.	Commitments (continued)

b)

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

14.	Subsequent Events

a)

On February 11, 2015, the Company entered into a financial advisory agreement with Hemendra A. Ghaghada ("Advisor") wherein the Company agreed to pay the Advisor a success fee at 7% of the equity financing or 10% of the debt financing. No fees will be paid in connection with any introduction to any existing contacts of the Company. The term of the advisor's fee agreement is three months and may be extended by mutual written consent on a monthly basis thereafter.

b)

On February 12, 2015, the Company signed a debt settlement and subscription agreement with a consultant to settle a consulting fee of $55,500 for business development services provided. The Company will issue 1,000,000 restricted shares of common stock at $0.0555 to settle the balance outstanding.

c)

On February 13, 2015, the Company passed a resolution to grant 5,080,000 stock options to directors and officers and geological consultants options at an exercise price of $0.06 per share which will expire on February 13, 2018. All stock options are non-qualified and vest immediately.

d)

On February 12, 2015, the Company received $150,000 in subscriptions for an upcoming a private placement of 10,000,000 units at $0.015 per share for total consideration of $150,000. The shares have not been issued yet.

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

Recent Corporate Developments

Since the commencement of the three months period ended December 31, 2014, we experienced the following significant corporate developments:

1.

On April 1, 2014, the Company was granted a Mining License ML520/2014 by the Tanzanian Government in respect to the Company’s proposed Kinyambwiga open-pit gold project in northern Tanzania. The term of the Mining License is 10 years.

Our Current Business

We are an exploration stage corporation focused on acquiring, exploring and developing gold deposits in Tanzania, East Africa. We hold 5 prospective gold projects, consisting of one Mining license, 4 Prospecting Licenses (PLs) and 43 Primary Mining Licenses (PMLs) within our Tanzania property portfolio, covering 73.18 square kilometers (18,083 acres).

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

Prospective Gold Projects

The following is a brief overview of portfolio of prospective mineral properties, the exploration developments on them where applicable and some of the details of the historical option agreements for them. During the three months ended December 31, 2014, no exploration work was undertaken on any of the projects.

Prospective Projects and Properties

The following map is a gold project location map (Map 1). For a detailed listing see Licenses – Gold Projects and License List.

Map 1: Gold Project Location Map, 2014

Musoma Bunda Murangi Gold Project

The Musoma Bunda Murangi Project is now comprised of one Prospecting License PL4653/2007 and one Mining License ML520/2014. During 2013, the 39 PMLs, totaling 3.44 square kilometres located on the Kinyambwiga PL PL4653/2007 were amalgamated and incorporated back within the PL (July 5, 2013). This was undertaken in order to facilitate the application for a Mining Licence (Map 2).

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

No field exploration was undertaken during this reporting period on the Kinyambwiga (PL4653/2007) License. A trial test pit that was dug by excavator at the proposed Kanunga Mine site on the Kinyambwiga Project in February 2013 to evaluate the upper saprolite horizon for geotechnical studies.

Exploration Strategy
The Kinyambwiga License has been reduced from 30.90 square kilometers to 13.47 square kilometers as part of the required Government relinquishment of 50 percent of the ground holdings on License renewal. A second renewal Offer for PL4653/2007 came out on 20th February 2014 and there is a pending amount to be paid of USD 6,735. The southern part of the License area, largely covered by dark gray to black, clay rich soil and underlain by granitic rocks with no known artisanal workings, was relinquished. The Company maintained the northern part of the License which is host to the Kunanga 1, 2 and 3 artisanal or small scale mine sites. The relinquished area is currently under application on account of a soil anomaly in the NE corner of the License.

The new artisanal or small scale mining site, located 1 kilometer along strike to the east of Kunanga 2, has been abandoned. Furthermore, the +500 artisanal miners that were mining the surface quartz rubble at Kunanga 3 in the northern part of the license have ceased operations and left the site.

Map2: Plan showing the 24 PMLs plus the 15 additional PMLs that have now been amalgamated and incorporated within PL4653/2007 which has subsequently been included in the Mining Licence.

The Kunanga 1 Prospect has been earmarked for commercial small scale mining operations that are expected to proceed once necessary funding has been acquired. The ESIA report, completed by TANSHEQ a local Tanzanian consulting firm specializing in Environmental Management, was approved by the National Environmental Management Council (NEMC) on the December 23, 2013 and the Environmental Certificate was issued to Lake Victoria Resources (T) Ltd on the January 7, 2014. An application for the Mining License, covering the amalgamated 39 PMLs, together with the required Environmental Certificate, was submitted to the Ministry of Energy and Minerals early in 2014. A slight revision of the proposed Mining Licence was requested by the Ministry of Mines in order to reduce the amount of corner beacons presented by the current PML layout and which has subsequently increased the surface area to 5.12 square kilometres (Map 3). The Mining License ML520/2014 was offered by the Ministry of Energy and Minerals of Tanzania (MEM) on April 1, 2014 and officially received on June 2, 2014.

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

Chart 1: Flow sheet diagram showing the conceptual processing plant

Mining License

The Environmental Impact Assessment (ESIA) report, completed by TANSHEQ, a local Tanzanian consulting firm specializing in Environmental Management, was submitted to the Tanzanian Government’s National Environmental Management Council (NEMC) on the 2 August 2013 and was approved on the 23 December 2013. The company received the approved report on January 7, 2014 (see news release dated January 9, 2014). The Company has been awarded the Environmental Certificate of approval, registration number EC/EIS/1106, issued under the Environmental Management Act No.20 of 2004 and signed by the Tanzanian Minister of Environment. The EIA Certificate is valid during the entire life cycle of the project based on the Company’s compliance with the General and Specific Conditions of its issuance.

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

Singida Gold Project

The area of the project is approximately 3.47 square kilometers and is comprised of a total of 43 Primary Mining Licences (PMLs). 23 PMLs are held with ownership by a director of the Company and 20 PMLs are held through an Option to Purchase agreement by the same director. As of December 31, 2014, there is an outstanding annual rent approximately of USD27,000 (TZS48,306,068) to be paid. No exploration work was undertaken during the Quarter.

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

Buhemba Gold Projects

The area of the Buhemba Gold project is 14.94 square kilometers and is comprised of the Kiabakari East (PL7142/2007). The Maji Moto (HQ-P23869) license which was formally part of the Buhemba Gold Project has been reject and relinquished to the Tanzania Ministry of Energy and Minerals. As of December 31, 2014, there is an outstanding annual rent approximately of USD4,500 to be paid.

No exploration work was undertaken on this project during the Quarter.

Kiabakari East (PL7142/2011)

The Kiabakari East Project is located approximately 55 kilometers southeast of Musoma town, in the Mara Region. The PL, covering 14.94 square kilometers and lying within the central part of the Musoma-Mara Greenstone Belt, was granted to Lake Victoria Resources by the Ministry of Mines in April 2011. As of December 31, 2014, there is an outstanding annual rent approximately of USD3,600 to be paid.

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

Uyowa Gold Project

The Uyowa Gold project, located 120 kilometers northwest of Tabora town, previously consisted of seven (7) Prospecting Licenses (PLs) that initially covered a total area of 729.73 square kilometers in the west-central area of Tanzania. Due to increased Ministerial costs of annual renewals coupled with the Company’s objective to focus its exploration efforts on more potentially viable ground holdings, the number of licenses has now been reduced to one PL amounting to 29.27 square kilometers (Map 14). PL7245/2011 has been relinquished. As of December 31, 2014, there is an outstanding annual rent approximately of USD14,600 to be paid.

No exploration work was undertaken on any of the Licenses during the Quarter.

Map 14: Current PL5153 of the Uyowa Project and relinquished PL7245

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

Handeni Gold Project

The Handeni Project, comprising of the Mkulima East Prospect (PL7148/2011) and covering a total area of 12.03 square kilometers, is located approximately 240 kilometers by road north-west of Dar es Salaam and some 30 kilometers south of Handeni town within the Handeni District (Map 16).

Map 16: Location map of the Handeni Project showing PL7148/2011 in red.

Exploration

No exploration was undertaken on the Handeni Project during the Quarter. Previous exploration involving stream sediment sampling and soil sampling programmes outlined 4, northwest trending low threshold gold-in-soil anomalies, having an overall strike length of 1.5 kilometers, situated on either side of the NNW trending Mkulima Hill (Map 17).

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

General

The following is a discussion and analysis of our plan of operation and results of operations for the three month period ended December 31, 2014, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Plan of Operation

As of December 31, 2014, we had approximately cash of $40,000 and working deficit of $1,745,000. We plan to spend approximately $400,000 for property compensation and $2,000,000 for development and production of small scale mining in Kinyambwiga project. We will need to raise additional funds to finance the activities on our projects. There is no assurance that such financing would be available at this time.

In September 2012, the Company offered a total of up to 120 royalty units to raise a gross amount of $3,000,000 for a small scale mining operation on the Kinyambwiga property. Each unit will entitle investors to receive ½ of 1 percent (1%) of the net proceeds of production from the small scale mining operation at Kinyambwiga. Up to 60% of the net proceeds of gold production are offered to investors. As of December 31, 2014 the Company received subscription payments of $1,125,000 for 45 units.

Our estimated expenses over the next twelve months are as follows:

Cash Requirements during the Next Twelve Months

Expense	($)
Property compensation and holding costs	400,000
Mine development and production costs	2,000,000
Professional fee	100,000
General and administration fee	500,000
Total	3,000,000

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

RESULTS OF OPERATIONS

Three and Six Month Summary

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenue	$-	$-	$-	$-
Expenses	180,116	208,696	679,013	827,732
Other income (expenses)	26,153	12,394	38,679	209,571
Net Income (Loss)	$(153,963)	$(196,302)	$(640,334)	$(618,161)

Revenue

We had no operating revenues for the nine month period ended December 31, 2014 and 2013. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations.

Operating Costs and Expenses

The major components of our expenses for the six months ended December 31, 2014 and 2013 are outlined in the table below:

	Nine Months Ended
	December 31,
	2014	2013

Amortization and depreciation	25,473	28,782
Exploration costs	97,679	109,652
General and administrative	123,165	113,649
Impairment of mineral property acquisition costs	–	90,000
Management and director fees	27,000	27,000
Professional fees	55,310	93,954
Salaries	340,599	344,410
Stock-based compensation	–	–
Travel and accommodation	9,787	20,285
Total Expenses	679,013	827,732

General and Administrative Expenses

The Company reported a loss of $679,013 for the nine months ended December 31, 2014 compared with a loss of $827,732 for same period in fiscal 2014. The decreased loss in the current period is mainly attributed to decreased exploration costs, travel and accommodation expenses and no impairment write-downs in the current period.

The $9,516 increase in our general and administrative expenses for the nine month period ended December 31, 2014 as compared to the same period in fiscal 2014 was primarily due to the increase in insurance, promotion and shareholder relationship expenses.

Liquidity and Capital Resources

Working Capital

	December 31, 2014	March 31, 2014
Current Assets	$61,642	$48,620
Current Liabilities	1,806,318	1,788,436
Working Deficit	$(1,744,676)	$(1,739,816)

Cash Flows

Nine Months Ended
December 31, 2014
Cash used in Operating Activities	$(458,106)
Cash used in Investing Activities	-
Cash provided by Financing Activities	464,515
Net Increase (Decrease) in Cash	$6,409

We had a cash balance of $40,431 and working deficit of $1,744,676 as of December 31, 2014 compared to cash of $34,022 and working deficit of $1,739,816 as of March 31, 2014. We anticipate that we will incur approximately $3,000,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Going Concern

The unaudited financial statements accompanying our quarterly report on Form 10-Q for the quarter ended December 31, 2014 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2014, we had a cash balance of approximately $40,000 and we estimate that we will require approximately $500,000 for general and administration costs and professional fees, and $400,000 for property compensations and holding and small-scale mining evaluation, development and production costs associated with our plan of operation over the next twelve months. We do not have sufficient funds for general and administration activities and planned mineral property acquisition and exploration activities and therefore we will be required to raise additional funds. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders.

The advancement of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We had a cash balance of approximately $40,000 and we estimate that we will require approximately $500,000 for general and administration costs and professional fees, and $400,000 for property compensation and acquisition holding and small-scale mining evaluation, development and production costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We intend to raise additional funds from another equity offering or loans. At the present time, we are attempting to raise additional money, but there is no assurance that we will be successful. If we need additional funds and are unable to raise them, we will have to suspend or cease operations until we succeed in raising additional funds.

Outstanding shares and options

As of February 14, 2015, we have 138,954,067 shares of common stock outstanding, 4,920,000 stock options outstanding.

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

There were no changes in our internal control over financial reporting during the three month period ended December 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.20	Amendment to Mineral Financing Agreement between the Company and Ahmed Magoma dated October 27, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.21	Declaration of Trust of Geo Can Resources Company Limited dated July 23, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.22	Form of Subscription Agreement for non US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)
10.23	Form of Subscription Agreement for US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)
10.24	Consulting Agreement dated April 26, 2011 between David Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.25	Consulting Agreement dated April 26, 2011 between Roger Newell and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.26	Employment Agreement dated April 26, 2011 between Heidi Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.27	Employment Agreement dated April 26, 2011 between Ming Zhu and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.28	Geita Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.29	Kalemela Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.30	North Mara Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

Exhibit
Number	Description
10.31	Singida Option Agreement dated May 6, 2011 among Otterburn Ventures Inc., the Company and Ahmed Abubakar Magoma (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.32	Form of Royalty Purchase Agreement (incorporated by reference from our Current Report on Form 8-K filed on September 13, 2012)
10.33	Finder’s Fee Agreement with Berkshire Investment Ltd (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 14, 2013)
10.34	Option Agreement with Ahmed Magoma dated December 11, 2012 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)
10.35	Strategic Partner Advisory Fee Agreement with Sattva Capital Corporation dated August 14, 2013(incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)
10.36	Amendment to option agreement with Ahmed Magoma dated August 1, 2013 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)
10.37	Consulting Agreement with Misac Noubar Nabighian dated October 1, 2013 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)
10.38	Financial advisory agreement with Stope Capital Advisors dated October 25, 2013 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)
10.39	Form of Forward Gold sale agreement (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 14, 2014)
10.40	Amended Form of Forward Gold sale agreement (incorporated by reference from our Annual Report on Form 10-K filed on December 31, 2014)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
21.1	List of Subsidiaries (incorporated by reference from our from our Annual Report on Form 10-K filed on December 31, 2014)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.2	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
99.3	Disclosure Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE VICTORIA MINING COMPANY, INC.

By	/s/	David Kalenuik
David Kalenuik
President, and Chief Executive Officer
(Principal Executive Officer)

Date:	February 17, 2015

By	/s/	Ming Zhu
Ming Zhu
Chief Financial Officer
(Principal Accounting Officer and Principal
Financial Officer)

Date:	February 17, 2015