Form 10-K
period 2015-03-31
Lake Victoria Mining Company, Inc.
filed 2015-06-30
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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
YES [X]      NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X]      NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES [   ]      NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,932,286 based on a price of $0.02 per share, being the average bid and asking price of the registrant’s common stock as quoted on the OTC Bulletin Board on September 30, 2014.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date 152,329,067 shares of common stock as of June 29, 2015.

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

General

We are an exploration stage corporation focused on acquiring, exploring and developing gold deposits in Tanzania, East Africa. We hold 3 prospective gold projects, consisting of one mining license, 2 Prospecting Licenses (PLs) and 43 Primary Mining Licenses (PMLs) (Table 1), within our Tanzania property portfolio, covering approximately 32.71 square kilometers (8,083 acres).

During the course of the year from 1st April 2014 to 31st March 2015, we have relinquished 3 Gold Prospecting Licenses. Our main area of interest is acquiring, exploring and evaluating mineral properties through our ongoing exploration program. Following exploration, we intend to either advance them to a commercially feasible mining stage, enter joint ventures to further develop these properties, sell or dispose of them if the properties do not meet our requirements. Our properties are all early stage exploration properties. Within our mineral exploration land in Tanzania our focus is primarily on gold.

We have no revenues, we have incurred losses since inception and we have relied upon the sale of our securities to fund operations. To date, we have not discovered a NI43-101 compliant commercially viable ore body, mineral deposit or mineral reserve on any of our properties and we will be unable to do so until further exploration is done and a comprehensive evaluation concludes with an economic feasibility study or production is initiated However, we have received environmental (EIA) approval and a Mining License to commence gold mining on one of our gold projects mineralized target.

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

Our property portfolio is large, therefore we may interest other companies in our properties to either participate by means of option or joint venture agreements in the exploration of our properties or to finance and establish production on discovered mineralization.

We maintain our registered agent’s office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business and administrative office is located at Suite 810 – 675 West Hastings Street, Vancouver, British Columbia, V6B 1N2, Canada. Our telephone number is 604.248.5750.

Recent Corporate Developments

During the fiscal year ended on March 31st, 2015, we experienced the following significant corporate developments:

1.	Effective April 10, 2015, John Surtherland was appointed as a member of the Board of Directors and as a member and Chairman of the Company’s Audit Committee.

2.

Effective April 10, 2015, David Webb resigned as a member of the Board of Directors. Mr. Webb’s resignation was not as a result of any disagreement with the Company or with its board on any matter relating to the Company’s operations, policies or practices.

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

Regulations

Mineral rights in the United Republic of Tanzania are governed by the Mining Act of 1998 and The Mining (Mineral Rights) Regulations, 2010 and control over minerals is vested in the Government of the United Republic of Tanzania. Prospecting for minerals may only be conducted under authority of a mineral right granted by the Ministry of Energy and Minerals under this Act.

The three types of mineral rights most often encountered, and those which are applicable to us include: prospecting licenses; retention licenses; and mining licenses. A prospecting license grants the holder thereof the exclusive right to prospect in the area covered by the license for all minerals, other than building stone and gemstones, for an initial period of four years. Thereafter, the license is renewable for two further periods of three and two years consecutively. On each renewal of a prospecting license, 50 percent of the area covered by the license must be relinquished. The maximum initial area for a prospecting license is 300 square kilometers. A company applying for a prospecting license must, inter alia, state the financial and technical resources available to it. A retention license can also be requested from the Minister, after the expiry of the 4-3-2-year prospecting license period, for reasons ranging from funds to technical considerations.

Mining is carried out through either a mining license or a special mining license or a primary mining license, all three of which confer on the holder thereof the exclusive right to conduct mining operations in or on the area covered by the license. A mining license is granted for a period of 10 years and is renewable for a further period of 10 years. A special mining license is granted for a period of 25 years and is renewable for the estimated life of the ore body or such period as the applicant may request whichever period is shorter. If the holder of a prospecting license has identified a mineral deposit within the prospecting area which is potentially of commercial significance, but it cannot be developed immediately by reason of technical constraints, adverse market conditions or other economic factors of a temporary character, the holder can apply for a retention license which will entitle the holder thereof to apply for a special mining license when the holder sees fit to proceed with mining operations.

A retention license is valid for a period of five years and is thereafter renewable for a single period of five years. A mineral right may be freely transferred by the holder thereof to another person, except in the case a mining license, which must have the approval of the Ministry to be assigned.

However, this approval requirement for the assignment of a mining license will not apply if the mining license is assigned to an affiliate company of the holder or to a financial institution or bank as security for any loan or guarantee in respect of mining operations.

The holder of a mineral right may enter into a development agreement with the Ministry to guarantee the fiscal stability of a long-term mining project and to make special provision for the payment of royalties, taxes, fees and other fiscal imposts.

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

To the extent possible we intend to use the services of subcontractors for manual labor and exploration work on our properties. Lake Victoria Resources (T) Limited, our wholly owned Tanzania subsidiary may hire subcontractors and employees to complete exploration work. A large skilled and unskilled workforce is readily available within Tanzania to satisfy any labor requirements we may have. Through contractors and skilled professional employees we do provide any necessary on the job training to accomplish our exploration objectives.

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

Risks Associated with Mining

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral reserve on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral reserve in a commercially exploitable quantity, our business could fail.

Despite exploration work on our mineral properties, we have not established a mineral reserve on any of our properties as defined by NI43-101 regulations and by the Securities and Exchange Commission in its Industry Guide 7, nor can there be any assurance that we will be able to do so. If we do not, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/about/forms/industryguides.pdf) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the Securities and Exchange Commission’s Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any ‘reserve’ and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those reserves. Both mineral exploration and mineral developments involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral reserves unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral reserve in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral reserve. If we cannot exploit any mineral reserve that we might discover on our properties, our business may fail.

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

Our mineral exploration activities in Tanzania may be affected in varying degrees by political stability and government regulations relating to the mining industry and to foreign investment in that country. The government of Tanzania may institute regulatory policies that adversely affect the exploration and development of properties. Any changes in regulations or shifts in political conditions in this country are beyond our control and may adversely affect our business. Investors should assess the political and regulatory risks related to our foreign country investments. Our operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, foreign exchange controls, income taxes, expropriation of property, environmental legislation and mine safety.

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

If we establish the existence of a mineral reserve on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral reserves in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a reserve will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral reserves and, if we discover a mineral reserve in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of minerals, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all of our assets, resulting in the loss of your entire investment in our company.

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

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral properties that might yield reserves or result in commercial mining operations.

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

We prepare estimates of future production, sales, and costs for our operations. We develop our estimates based on, among other things, mining experience, mineralized targets and other mineralized material estimates, assumptions regarding ground conditions and physical characteristics of ores (such as hardness and presence or absence of certain metallurgical characteristics) and estimated rates and costs of mining and processing. All of our estimates are subject to numerous uncertainties, many of which are beyond our control. Our actual production and/or sales may be lower than our estimates and our actual costs may be higher than our estimates, which could negatively impact our cash flows and results of operations. While we believe that our estimates are reasonable at the time they are made, actual results will vary and such variations may be material. These estimates are necessarily speculative in nature, and it may be the case that one or more of the assumptions underlying such projections and estimates may not materialize. Investors in our common stock are cautioned not to place undue reliance on the projections and estimates set forth in this Form 10-K.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We are engaged in the business of identifying, acquiring, exploring and developing commercial reserves of primarily gold. Our properties are in the exploration stage only although we have achieved environmental (EIA) approval and a Mining License to commence gold mining on the mineralized target in one of our gold projects. This project does not contain a compliant gold reserve as defined by Canadian NI43-101 regulations nor the Securities and Exchange Commission in its Industry Guide 7. We have not generated any revenues nor have we realized a profit from our operations to date. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of gold, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

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

Mineral Properties

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

Table 1: Gold Projects and License List

Project	License No	Area	District	Size (SqKm)	Ownership
MUSOMA BUNDA	PL 4653/2007 ML520/2014	Kinyambwi ga Kinyambwi ga	Musoma Musoma	9.12 5.12	Owned Owned
				14.24
SINGIDA	23 PMLs 20 PMLs	Singida - Londoni Singida - Londoni	Singida Singida	1.62 1.94	Owned Optioned
				3.53
BUHEMBA	PL7142/2011	Buhemba	Kiabakari	14.94	Owned
				14.94
HANDENI	PL7148/2011	Manga	Handeni	12.03	Relinquished in April 2015
				12.03
1 Mining License (ML) – Total SqKm				5.12
3 Prospecting Licenses(PLs)-Total SqKm				36.09
43 Primary Mining Licenses (PMLs)- Total SqKm				3.53

Prospective Projects and Properties

The following map is a gold project location map (Map 1). For a detailed listing see Licenses – Gold Projects and License List (Table 1).

Map 1: Gold Project Location Map, March 2014

Prospective Gold Projects

The following is a brief overview of our portfolio of prospective mineral properties, the exploration developments on them where applicable and some of the details of the historical option agreements for them. During the fiscal year ended March 31, 2015, no exploration was undertaken on any of the gold projects..

Musoma Bunda Murangi Gold Project
The Musoma Bunda Murangi Project is comprised of 1 Prospecting and 1 Mining License, covering 9.12 and 5.12 square kilometers respectively. In 2013, the original 39 PMLs, totaling 3.44 square kilometres located on the Kinyambwiga PL4653/2007 were amalgamated and incorporated back within the PL (5 July 2013). This was undertaken in order to facilitate the application for a Mining License (Map 2).

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

No field exploration was undertaken during this reporting period on the Kinyambwiga (PL4653/2007). A trial test pit was dug by excavator at the proposed Kanunga Mine site on the Kinyambwiga Project in February 2013 to evaluate the upper saprolite horizon for geotechnical studies.

Exploration Strategy
The Kinyambwiga License has been reduced from the original 30.90 square kilometers to 13.47 square kilometers as part of the required Government relinquishment of 50 percent of the ground holdings on License renewal. Part of the License area comprised of 39 PML’s which have subsequently been amalgamated into a Mining License. The Prospecting License area now includes a Mining License, and covers a total area 14.24 square kilometres. The southern part of the License area, was largely covered by dark gray to black, clay rich soil and is underlain by granitic rocks with no known artisanal workings, was relinquished. The Company maintained the northern part of the License which is host to the Kanunga 1, 2 and 3 artisanal or small scale mine sites. The relinquished area is currently under application on account of a soil anomaly in the NE corner of the License.

The relatively recent artisanal small scale mining site, located 1 kilometer along strike to the east of Kanunga 2, was abandoned by the artisanal miners. Furthermore, the artisanal miners that were mining the surface quartz rubble at Kanunga 3 in the northern part of the license have ceased operations and have also left the site.

Map 2: Plan showing the outline of the 39 amalgamated PMLs (purple outline) which have subsequently been included within the Mining License (ML 520/2014 in red) that lie within the Kinyambwiga License PL4653/2007.

The Kanunga 1 Prospect has been earmarked for commercial small scale mining operations that are expected to proceed once necessary funding has been obtained. The ESIA report, completed by TANSHEQ a local Tanzanian consulting firm specializing in Environmental Management, was approved by the National Environmental Management Council (NEMC) on the 23rd December 2013 and the Environmental Certificate was issued to Lake Victoria Resources (T) Ltd on the 7 January 2014. An application for the Mining License, covering the amalgamated 39 PMLs, together with the required Environmental Certificate, was submitted to the Ministry of Energy and Minerals early in 2014. A slight revision of the proposed Mining License was requested by the Ministry of Mines in order to reduce the amount of corner beacons presented by the current PML layout and which has subsequently increased the surface area to 5.12 square kilometres (Map 2). The Mining License ML520/2014 was offered by the Ministry of Energy and Minerals of Tanzania (MEM) on April 1, 2014 and officially received on June 2, 2014.

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

The proposed site plan showing location of pit, waste dumps and processing plant is shown in Map 3.

Map 3: Site plan map showing the proposed position of the rock waste dump, tailings dam and the mine open pit. Also shown is a 100 meter and a 200 meter buffer zone around the mine open pit which represents an area of non-inhabitation and limited farming activities, which are required by the Mining Act of Tanzania.

Based on the results of the test pit, a pit slope of 55-60 degrees was re-modeled for the open pit, using 10 meter and 7 meter benches (Map 4 & Map 5). At this time, the deepest bench in the 40m deep pit would be steeper depending upon the reach of the equipment and rock strength of the pit walls.

The rock dump and tailings dam have been re-designed (Map 6 & 7) to accommodate approximately 1.5M tons and 260,000 tons respectively; this is the estimated amount of rock to be mined to a depth of 40 meters.

Map 4: Plan view of the open pit on the Kanunga 1 showing the access ramp and benches

Map 5: Longitudinal and cross sections of the Kanunga 1 Pit

Map 6: Plan and profile section of the rock waste dump

Map 7: Plan and profile section of the tailings dam

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

The Company has already completed the Mining and Processing License Application to cover not only the Kanunga Prospect but also the 39 amalgamated Primary Mining Licenses (PMLs) previously held by the Company’s Tanzanian subsidiary. The area, totalling 5.12 square kilometers also includes the 2 other known gold occurrences at Kanunga 2 and 3. The Mining application was submitted to the Ministry of Energy and Minerals in January 2014 and a Mining License was granted in April 2014, and is valid for an initial period of 10 years.

Future work

With the Mining and Processing application approval and a Mining License being awarded by the Ministry Energy and Minerals, the Company will be in a position to proceed with the proposed mine plan once the necessary funding has been obtained. Future exploration on the mining license will be primarily focused at Kunanga 1, 2 and 3 with the focus on defining additional gold resources to feed the gold processing plant (Map 8).

Map 8: Exploration strategy proposed on the Mining License

A prospective exploration area lies to the east of the Kanunga 1 Prospect and is referred to as the Kanunga School Anomaly. With the Mining License approval, the Company will be in the position to make application for the area in order to do follow-up investigations at this gold anomaly.

An anomalous stone layer, as encountered from previous RAB (rotary air blast) drilling during 2009 as well as the soil anomaly over the school zone, requires further investigation. A number of auger drill traverses are planned to test the strike towards the SW where a number of anomalous soil samples are present (Map 9). Since this area was previously relinquished as part of the government’s requirement to reduce the PL area by 50 percent, an application to renew the area of “shed-off” was filed with the Ministry of Mines.

Map 9: Kanunga 1 East and School soil anomalies

The  influx of +500 artisanal miners at the Kanunga 3 Prospect, situated approximately 1 kilometer to the north of Kanunga 1 (Map 10), was short lived. After processing some of the surface quartz gravels, the miners migrated elsewhere and off the license. The prospect consists of abundant quartz float covering an area of 200 meters x 200 meters which has been the site for periodic artisanal activity over the years. Trenching and reverse circulation drilling intersected a number of narrow discontinuous quartz veins (Map 11).

Map 10: Map showing positions of Kunanga 1, 2 and 3 prospects as well as the Kunanga School gold-in-soil anomaly in the eastern part of the Kinyambwiga licenses.

Map 11: Kanunga 3 prospect showing results of trenching and drilling undertaken across the area.

Singida Gold Project

No exploration work has been undertaken since 31st March 2013.

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

Although the Company completed a Technical report in compliance with Canadian National Instrument 43-101 prior to the September 2010 revised 43-101 code, the report was not submitted. Plans call for the report to be prepared under the revised 43-101 guidelines.

Buhemba Gold Projects

The Buhemba Gold projects initially comprised of the Kiabakari East (PL7142/2007) and the recently acquired Maji Moto (HQ-P23869) licenses. However, The Maji Moto license was revoked by theTanzanian Ministry of Mines during the year due to Company’s financial constraiints in fulfilling license payments.

No exploration work has been undertaken on the Kiabakari License since 31st March 2013,

Kiabakari East (PL7142/2011)

The Kiabakari East Project is located approximately 55 kilometers southeast of Musoma town, in the Mara Region. The License PL7142/2011 covers 14.94 square kilometers and lies within the central part of the Musoma-Mara Greenstone Belt. The license was granted to Lake Victoria Resources by the Ministry of Mines in April 2011.

Future exploration

Metallurgical test work is to be undertaken on the oxide rock material taken from artisanal workings and from surface trenches as part of the scoping study. This tese work will help determine the viability of commencing an open pit/underground small scale mining operation at BIF Hill (Map 12). Due to the moderate to steep easterly plunge of the gold zone, a follow-up reverse circulation drill program has limited potential other than to evaluate a near surface resource and will be unable to test east plunging down-dip extensions of the gold ore shoot. A substantial diamond drill program will be required to evaluate the easterly down plunging gold mineralization.
In order to obtain short term revenue for the project, a small scale open pit mining operation could be possible once an RC drill program has defined a near surface gold resource. Alternatively, in order to get a better understanding of the geology and gold mineralization, the Company could consider developing a north trending underground adit from the southern side at the base of the hill.

Figure 12: Location map of the Kibabakri East License showing the position of BIF Hill (insert) and the current status of exploration.

Uyowa Gold Project

The Uyowa Gold project, located 120 kilometers northwest of Tabora town, previously consisted of seven (7) Prospecting Licenses (PLs) that initially covered a total area of 729.73 square kilometers in the west-central area of Tanzania. Due to increased Ministerial costs of annual renewals coupled with the Company’s objective to focus its exploration efforts on potentially more viable ground holding, the number of licenses was reduced to one PL amounting to 29.17 square kilometers which was relingusihed during the last fiscal year(Map 13).

Four PMLs on PL5153/2008 were optioned to the Company but have subsequently been returned to their respective owners. No exploration work was undertaken on the License during the year. All licenses under Uyowa gold project were relinquished.

Map 13: Current license holding of the Uyowa Poject

Handeni Gold Project

The Handeni Project, comprising of the Mkulima East Prospect PL7148/2011 and covering a total area of 12.03 square kilometers, is located approximately 240 kilometers by road north-west of Dar es Salaam and some 30 kilometers south of Handeni town within the Handeni District (Map 14).

The license PL7148/2011 was relinquished in April 2015.

Map 14: Location map of the Handeni Project showing PL7148/2011 in Red.

Exploration

No exploration has been undertaken on the Handeni Project since 2013.

Previous exploration involving stream sediment sampling and soil sampling programs outlined four, northwest trending low threshold gold-in-soil anomalies. These gold anomalies have an overall strike length of 1.5 kilometers, and lie on both sides of the NNW trending Mkulima Hill (Map 15).

Map 15: Soil sampling across Mukulima Hill outlining potential soil anomalies

ITEM 3.	LEGAL PROCEEDINGS.

On May 8, 2015, we served with notice of legal claim of a civil case in Tanzania by the Board of Trustees of National Social Security Fund in the amount of $18,463 (34,835,560 Tanzanian Schillings) plus 5% interest for statutory contributions. We are currently in negotiations regarding settlement of the claim. The amount claimed is included in the amounts accrued for contributions payable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our Company’s common stock is traded on the FINRA OTC Pink Sheets under the symbol “LVCA”. Set forth below are the range of high and low bid quotations for the periods indicated as reported by the FINRA. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low
March 31, 2015	$0.05	$0.05
December 31, 2014	$0.01	$0.01
September 30, 2014	$0.03	$0.02
June 30, 2014	$0.03	$0.03
March 31, 2014	$0.03	$0.03
December 31, 2013	$0.02	$0.01
September 30, 2013	$0.02	$0.02
June 30, 2013	$0.02	$0.02

Our transfer agent is Pacific Stock Transfer Company, of 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119; telephone number: 702.361.3033; facsimile: 702.433.1979.

Holders of our Common Stock

As of June 29, 2015, there are approximately 213 registered stockholders holding 152,329,067 shares of our issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

On March 20, 2015, we completed a private placement of 2,375,000 units at $0.04 per unit for total consideration of $95,000. We issued these shares to five subscribers who represented that the subscriber was an accredited investor pursuant to Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On February 23, 2015, we completed a private placement of 10,000,000 units at $0.015 per unit for total consideration of $150,000. We issued an aggregate of 3,000,000 units to one subscriber who represented that the subscriber was not a US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction pursuant to Regulation S and/or Section 4(a)(2) of the Securities Act of 1933 and an additional 9,000,000 units to one accredited investors, who represented that they were each a "US Person" as defined in Regulation S, pursuant to Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On February 23, 2015, we signed debt settlement and subscription agreement with a consultant to settle a consulting fee of $55,000 for business consulting services provided. On February 23, 2015, the Company issued 1,000,000 restricted shares of common stock at a fair value of $0.055 per share to settle the outstanding balance. The shares were valued at $55,000 representing their fair value on the date of the agreement. We issued these shares to the subscriber who represented that the subscriber was an accredited investor pursuant to Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On December 19, 2014, we completed a private placement of 24,400,000 units at $0.025 per unit for gross consideration of $610,000. The shares are accompanied by a gold bonus distribution of a total of 244 ounces of 0.999 percent gold during the first 480 days of commercial gold production. The gold bonus distribution plan contains a feature where the Company retains the option to convert the gold bonus into common shares of the Company at a rate of $0.025 per share based on the spot price per ounce of gold on the payment date. We issued an aggregate of 9,000,000 units to 3 subscribers that each represented that he, she or it was not a US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction pursuant to Regulation S and/or Section 4(a)(2) of the Securities Act of 1933 and an additional 15,400,000 units to 10 accredited investors,  who represented that they were each a "US Person" as defined in Regulation S, pursuant to Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2015.

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

Plan of Operation

As of March 31, 2015, we had working deficit of approximately $1,683,000. We plan to spend approximately $400,000 for our property acquisitions and $2,000,000 for development and production of small scale mining in Kinyambwiga project and exploration activities on other projects. We will need to raise additional funds to finance the activities on our projects. There is no assurance that such financing will be available at this time.

In September 2012, the Company offered a total of up to 120 royalty units to raise a gross amount of $3,000,000 for a small scale mining operation on the Kinyambwiga property. Each unit will entitle investors to receive ½ of 1 percent (1%) of the net proceeds of production from the small scale mining operation at Kinyambwiga. Up to 60% of the net proceeds of gold production are offered to investors. As of March 31, 2015 the Company received subscription payments of $1,125,000 for 45 units.

During the years ended March 31, 2015 and 2014, the Company entered into forward gold sales agreements to sell a total of 112.37 oz of gold from the future gold production from the Kinyambwiga project. Under these agreements, the Company committed to deliver the specified quantities of gold with delivery dates ranging from December 2014 through November 2015.

The forward gold sales agreements for 31.94 oz of gold with delivery dates ranging from December 2014 through April 2015 have a clause in the agreements whereby the Company’s failure to meet the minimum monthly production and monthly gold distribution schedules specified in the agreements results in a penalty premium equal to the US Bond Interest Rate per annum of the remaining balance of the distributable gold. As at March 31, 2015, the Company accrued $Nil in penalty premium payable under these agreements as the amount of penalties payable was minimal. The remaining forward gold sales agreements entered into subsequent to March 31, 2014 and accounting for 80.43 oz do not have the clauses of the interest penalty and the mandatory conversion into common shares of the Company.

In addition, if the minimum production and gold distribution schedules are not met for 6 months out of 9 consecutive months, the Company is required to convert the remaining gold deliverable to common shares based on the 30-day weighted average market price of the Company’s stock. As at June 29, 2015, the Company was not yet required to convert any gold deliverables into common shares.

Our estimated expenses over the next twelve months are as follows:

Cash Requirements during the Next Twelve Months

Expense	($)
Property acquisition and holding costs	400,000
Mine development and production costs	3,00,000
Professional fees	100,000
General and administration fee	500,000
Total	4,000,000

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, possible cost overruns due to price and cost increases for services and economic conditions. Because we do not currently derive any production revenue from operations, our ability to conduct exploration and development on properties is largely based upon our ability to raise capital by equity funding.

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

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our audited financial statements for the financial years ended March 31, 2015 and 2014 which are included herein.

Our operating results for the years ended March 31, 2015 and 2014 are summarized as follows:

	Years Ended
	March 31,
	2015	2014
Revenue	$-	$-
Operating Expenses	1,555,019	1,169,186
Other Income (Expenses)	65,547	224,468
Net Loss	$1,489,472	$944,718

Revenue

We had no operating revenues for the fiscal years ended March 31, 2015 and 2014. We do not anticipate earning any revenue from our operations until such time as we have entered into commercial production at one or more of our mineral projects or we sell one or more of our mineral properties. We are currently in the exploration stage of our business and we can provide no assurance that we will discover a reserve on our properties or, if we do discover a reserve that we will be able to enter into commercial production.

Operating Costs and Expenses

The major components of our expenses for the years ended March 31, 2015 and 2014 are outlined in the table below:

	For the Year Ended
	March 31,
	2015	2014
	$	$
EXPENSES
Amortization and depreciation	30,236	38,399
Exploration costs	122,592	190,398
General and administrative	159,788	221,576
Impairment of mineral property acquisition costs	251,250	90,000
Management and director fees	36,000	36,000
Professional fees	141,847	102,962
Salaries	443,820	464,393
Stock-based compensation	355,097	–
Travel and accommodation	14,389	25,458
Total Operating Expenses	1,555,019	1,169,186

The decrease of $61,788 in our general and administrative expenses for the year ended March 31, 2015 as compared to the same period in fiscal 2014 was primarily due to decreases in mineral claim holding costs and decreased insurance and communication expenses all of which offset government increased filing fees.

Exploration costs were decreased by $67,806 to $122,592 during the current period mainly because of a decrease in licenses holding costs and in our geologist’s salary.

Professional fees for the twelve months ended March 31, 2015 increased to $141,847 compared to $102,962 for the same period of 2014. A main factor is the increased business consulting services during the last fiscal year.

In 2011, we paid $251,250 to acquire mineral property interests at the Handeni Project. As of March 31, 2015, we assessed our mineral properties and recognized an impairment loss on acquisition costs of $251,250 compared to impairment loss of $90,000 recognized in 2014.

Liquidity and Capital Resources

Working Capital

			Percentage
	As at	As at	Increase /
	March 31, 2015	March 31, 2014	(Decrease)
Current Assets	$161,878	$48,620	233%
Current Liabilities	$1,844,582	$1,788,436	3%
Working Capital (Deficiency)	$(1,682,704)	$(1,739,816)	(3%	)

Cash Flows

				Percentage
		Year Ended	Year Ended	Increase /
		March 31, 2015	March 31, 2014	(Decrease)
Cash used by Operating Activities		$(586,432)	$(326,680)	79%
Cash provided (used) by Investing Activities	$	(-)	$(1,709)	100%
Cash provided by Financing Activities		$702,940	$154,687	354%
Net Increase (Decrease) in Cash		$116,508	$(173,702)	167%

We had a cash balance of $150,530 and working deficit of 1,682,704 as of March 31, 2015 compared to cash of $34,022 and working deficit of $1,739,816 as of March 31, 2014. We anticipate that we will incur approximately $3,000,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months.

On March 20, 2015, the Company completed a private placement of 2,375,000 units at $0.04 per unit for total consideration of $95,000.

On February 23, 2015, the Company completed a private placement of 10,000,000 units at $0.015 per unit for total consideration of $150,000.

On February 12, 2015, the Company signed debt settlement and subscription agreement with a consultant to settle a consulting fee of $55,000 for business consulting services provided. On February 23, 2015, the Company issued 1,000,000 restricted shares of common stock at a fair value of $0.055 per share to settle the outstanding balance. The shares were valued at $55,000 representing their fair value on the date of the agreement.

On December 19, 2014, the Company completed a private placement of 24,400,000 units at $0.025 per unit for gross consideration of $610,000. The shares are accompanied by a gold bonus distribution of a total of 244 ounces of 0.999 percent gold during the first 480 days of commercial gold production. The gold bonus distribution plan contains a feature where the Company retains the option to convert the gold bonus into common shares of the Company at a rate of $0.025 per share based on the spot price per ounce of gold on the payment date. At March 31, 2015, the fair value of the gold bonus was estimated to be $Nil.

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended March 31, 2015 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2015, we had cash of $150,530 and we estimate that we will require approximately $500,000 for general and administration costs and professional fees, and $400,000 for property acquisition holding and exploration costs associated with our plan of operation over the next twelve months. We do not have sufficient funds for general and administration activities and we do not have sufficient funds for planned mineral property acquisition and exploration activities. Therefore we will be required to raise additional funds. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders.

The advancement of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We had a cash balance of $150,530 and working deficit of $1,682,704 as of March 31, 2015 compared to cash of $34,022 and working capital of $1,739,816 as of March 31, 2014 and we estimate that we will require approximately $3,700,000 for costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We intend to raise additional funds from another equity offering or loans. If we need additional funds and are unable to raise them, we will have to suspend or cease operations until we succeed in raising additional funds.

Outstanding shares and options

On December 7, 2010, our shareholders approved a resolution to amend the articles of incorporation to increase the number of authorized shares of our common stock from 100,000,000 shares to 250,000,000 shares. As of March 31, 2015, we have 152,329,067 shares of common stock outstanding and 10,000,000 stock options outstanding.

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

As of March 31, 2015, a cumulative loss of $8,719,455 had been attributed to the non-controlling interest of the Company’s controlled subsidiary.

Basic and Diluted Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of March 31, 2015, we had 10,000,000 potentially dilutive securities outstanding.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance or may be redeemed without significant penalties to be cash equivalents.

As of March 31, 2015 and 2014, the Company has approximately $1,400 and $1,900, respectively, deposited at FDIC insured banks in the United States. FDIC deposit insurance covers the balance of each depositor’s account up to $250,000 per insured bank.

As of March 31, 2015 and 2014, the Company has approximately $131,000 and $26,000, respectively, deposited in banks in Canada. CDIC deposit insurance covers the balance of each depositor’s account up to $100,000 per insured bank. These deposits include $5,457 (CAD$6,900) and $6,237 (CAD$ 6,900), respectively, of guaranteed investment certificates bearing variable interest at prime rate less 1.90% which is restricted in use for corporation credit cards.

As of March 31, 2015, the Company has Tanzania shillings of 7,000,000 (approximately $3,700) and $13,700 deposited in Tanzania. The Deposit Insurance Board in Tanzania insures up to 1,500,000 Tanzanian Shillings (approximately $800 as of March 31, 2015) per customer per bank. Any amount beyond the basic insurance amount may expose the Company to loss.

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

When the Company has capitalized mineral property costs, these properties will be periodically assessed for impairment of value. Once a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method. The Company records its interests in mining properties and areas of geological interest at cost. The Company has capitalized mineral properties costs of $250,150 and $501,400 as at March 31, 2015 and 2014, respectively. The Company has recognized impairment charges of $251,250 and $90,000 for the years ended at March 31, 2015 and 2014, respectively, which were determined not be recoverable and therefore, were written down to their estimated fair values of $Nil.

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

Asset Retirement Obligations

We account for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations which requires we to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. We did not have any asset retirement obligations as of March 31, 2015 and 2014.

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

Segment Information

At March 31, 2015, approximately $18,000 of property and equipment (2014 - $44,000) is located in Tanzania and $4,000 (2014 - $8,000) in Canada. Mineral properties totaling $250,150 (2014 - $501,400) are located in Tanzania. Although Tanzania is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As of March 31, 2015 and 2014, we have had no items that represent an other comprehensive loss, and therefore have not included a schedule of comprehensive loss in the consolidated financial statements.

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements.

In July 2013, ASC guidance was issued related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carryforward, a similar tax loss, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. The update is effective prospectively for the Company’s fiscal year beginning April 1, 2014. The adoption of the pronouncement did not have a material effect on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830) to clarify the treatment of cumulative translation adjustments when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The updated guidance also resolves the diversity in practice for the treatment of business combinations achieved in stages in a foreign entity. The update is effective prospectively for the Company’s fiscal year beginning April 1, 2014. The adoption of the pronouncement did not have a material effect on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Discontinued Operations (Topic 205 and 360) which changed the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. The updated guidance requires an entity to only classify discontinued operations due to a major strategic shift or a major effect on an entity’s operations in the financial statements. The updated guidance will also require additional disclosures relating to discontinued operations. The Company early adopted this guidance prospectively at the beginning of fiscal year April 1, 2014. The adoption of the pronouncement did not have a material effect on the Company’s consolidated financial statements.

In June 2014, ASU guidance was issued to resolve the diversity of practice relating to the accounting for stock based performance awards for which the performance target could be achieved after the employee completes the required service period. The update is effective prospectively or retrospectively for annual reporting periods beginning December 15, 2015. The adoption of the pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2014, ASU guidance was issued related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods and is to be retrospectively applied. Early adoption is not permitted. Accordingly, the adoption of this ASU is not expected to have any impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company early adopted this ASU as of April 1, 2014.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40). Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosure. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company is evaluating the impact the revised guidance will have on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Lake Victoria Mining Company, Inc.

March 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Lake Victoria Mining Company, Inc.

We have audited the accompanying consolidated balance sheets of Lake Victoria Mining Company, Inc. as of March 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, cash flows and stockholders’ deficit for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Victoria Mining Company, Inc. as of March 31, 2015 and 2014, and the results of its operations, cash flows and stockholders’ deficit for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Manning Elliott LLP

CHARTERED PROFESSIONAL ACCOUNTANTS
Vancouver, Canada
June 29, 2015

Lake Victoria Mining Company, Inc.
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31,	March 31,
	2015	2014
	$	$
ASSETS
Current Assets
Cash and cash equivalents	150,530	34,022
Prepaid expenses and other	11,348	14,598
Total Current Assets	161,878	48,620
Property and Equipment (Note 4)	22,262	52,499
Mineral Properties (Note 8)	250,150	501,400
Total Assets	434,290	602,519

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	890,014	1,038,461
Accounts payable to related party (Note 3)	504,228	329,402
Accrued expenses and other payables (Note 5)	317,616	233,183
Deferred revenue (Note 6)	–	31,383
Forward gold sale liability (Note 6)	128,777	–
Note payable (Note 7)	3,947	6,007
Loans payable (Note 9)	–	150,000
Total Liabilities	1,844,582	1,788,436

Stockholders’ Deficit
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value;
No shares issued and outstanding (Note 9)	–	–

Common Stock, 250,000,000 shares authorized, $0.00001 par value;
152,329,067 shares issued and outstanding (2014 – 114,554,067)(Note 9)	1,524	1,146
Additional Paid-in Capital	18,793,273	17,528,554
Deficit	(20,205,089)	(18,715,617)
Total Stockholders’ Deficit	(1,410,292)	(1,185,917)
Total Liabilities and Stockholders’ Deficit	434,290	602,519

Nature of Operations and Going Concern (Note 1)
Commitments (Note 8 and 13)
Subsequent Event (Note 14)

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
Consolidated Statements of Comprehensive Loss
(Expressed in US dollars)

	For the	For the
	Year Ended	Year Ended
	March 31,	March 31,
	2015	2014
	$	$

Revenue	–	–

Expenses
Depreciation	30,236	38,399
Exploration costs (Note 8)	122,592	190,398
General and administrative	159,788	221,576
Impairment of mineral property acquisition costs (Note 8)	251,250	90,000
Director fees (Note 3)	36,000	36,000
Professional and consulting fees	141,847	102,962
Salaries (Note 3)	443,820	464,393
Stock-based compensation (Note 10)	355,097	–
Travel and accommodation	14,389	25,458

Total Expenses	1,555,019	1,169,186

Loss Before Other Items	(1,555,019)	(1,169,186)

Other Income (Expenses)
Fair value adjustment to forward gold sale liability (Note 6)	(25,508)	–
Foreign exchange gain	92,631	25,246
Interest income	68	62
Interest expense	(1,644)	(840)
Proceeds from sale of royalty interests (Note 8 (a))	–	200,000

Total Other Income (Expenses)	65,547	224,468
Net Loss and Comprehensive Loss	(1,489,472)	(944,718)
Net Loss and Comprehensive Loss Attributable to Non-Controlling Interest	–	–

Net Loss and Comprehensive Loss Attributable to the Company	(1,489,472)	(944,718)

Net Loss Per Share – Basic and Diluted	(0.01)	(0.01)
Weighted Average Shares Outstanding	122,529,204	114,554,067

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	For the	For the
	Year Ended	Year Ended
	March 31,	March 31,
	2015	2014
	$	$
Operating Activities
Net Loss	(1,489,472)	(944,718)
Adjustments for non-cash expenses:
Depreciation	30,236	38,399
Fair value adjustment to forward gold sales liability	25,508
Impairment of mineral property acquisition costs	251,250	90,000
Stock-based compensation	355,097	–
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses and other	3,250	37,049
Increase (Decrease) in amounts due to/from related parties	174,826	185,028
Increase (Decrease) in accounts payable	(93,446)	415,270
Increase (Decrease) in accrued expenses and other payables	84,433	(179,091)
Increase (Decrease) in deferred revenue	–	31,383
Increase (Decrease) in forward gold sales liability	71,886	–
Net Cash Used In Operating Activities	(586,432)	(326,680)
Investing Activities
Acquisition of property and equipment	–	(1,709)
Net Cash Used In Investing Activities	–	(1,709)
Financing Activities
Proceeds from note payable	20,147	15,085
Repayment of note payable	(22,207)	(10,398)
Proceeds from issuance of stock, net	705,000	–
Proceeds from loans payable	–	150,000
Net Cash Provided By Financing Activities	702,940	154,687
Net Increase (Decrease) In Cash and Cash Equivalents	116,508	(173,702)
Cash and Cash Equivalents at Beginning of Year	34,022	207,724
Cash and Cash Equivalents at End of Year	150,530	34,022

Supplemental Cash Flow Information (Note 12)

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
Consolidated Statements of Stockholders’ Deficit
(Expressed in US dollars)

	Common Stock		Additional		Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
		$	$	$	$
Balance, at March 31, 2013	114,554,067	1,146	17,528,554	(17,770,899)	(241,199)
Net loss for the year	–	–	–	(944,718)	(944,718)
Balance, March 31, 2014	114,554,067	1,146	17,528,554	(18,715,617)	(1,185,917)
Common stock and warrants issued in December 2014 for cash at
$0.025 per share	24,400,000	244	609,756	–	610,000
Common stock issued in February 2015 for loans payable at $0.015
per share	10,000,000	100	149,900	–	150,000
Common stock issued in March 2015 for cash at $0.04 per share	2,375,000	24	94,976	–	95,000
Common stock issued for debt settlement in February 2015 at $0.055
per share	1,000,000	10	54,990	–	55,000
Stock options granted to directors, officers and consultants	–	–	355,097	–	355,097
Net loss for the year	–	–	–	(1,489,472)	(1,489,472)
Balance, at March 31, 2015	152,329,067	1,524	18,793,273	(20,205,089)	(1,410,292)

The accompanying notes are an integral part of these consolidated financial statements

Lake Victoria Mining Company, Inc.
Notes to the Consolidated Financial Statements
Years Ended March 31, 2015 and 2014
(Expressed in US dollars)

1.	Nature of Operations and Going Concern

Lake Victoria Mining Company, Inc. (the “Company”) was incorporated on December 11, 2006 under the laws of the State of Nevada. The Company’s administrative office is located in Vancouver, Canada.

The Company’s principal business activity is the acquisition of, and the exploration for valuable minerals. The Company primarily conducts exploration activities for gold on properties located in Tanzania, East Africa. Assuming funding is available, the Company plans to identify, build and run one or more small-scale gold mines on mineral properties within the Company’s Tanzanian mining licenses. The Company has been in the exploration stage since inception and has not yet realized any revenues from its planned operations.

As of March 31, 2015, none of the Company’s mineral property interests had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As shown in the accompanying financial statements, the Company has a working capital deficit of $1,682,704 and an accumulated deficit of $20,205,089 as at March 31, 2015. The Company also has no revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings to provide funds needed to continue the exploration for gold. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of long-lived assets, mineral property costs, asset retirement obligations, forward gold sale liability, stock-based compensation, and deferred income tax assets. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Business Combinations

The Company follows the guidance in ASC 805, Business Combinations, and ASC 810, Consolidation. The net loss attributable to non-controlling interest recognized during the period from December 11, 2006 (date of inception) to March 31, 2015 was previously the minority interest held by certain passive shareholders at the consolidated financial statement level of Kilimanjaro, and whose interests were eliminated for accounting purposes by the August 7, 2009 share exchange agreement. The Company, after August 7, 2009, had no further non-controlling interests. As of March 31, 2015, a cumulative loss of $8,719,455 had been attributed to the non-controlling interest of the Company’s subsidiary.

Lake Victoria Mining Company, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of March 31, 2015, the Company had 10,000,000 potentially dilutive securities outstanding.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance or may be redeemed without significant penalties to be cash equivalents.

As of March 31, 2015 and 2014, the Company has approximately $1,400 and $1,900, respectively, deposited at FDIC insured banks in the United States. FDIC deposit insurance covers the balance of each depositor’s account up to $250,000 per insured bank.

As of March 31, 2015 and 2014, the Company has approximately $131,000 and $26,000, respectively, deposited in banks in Canada. CDIC deposit insurance covers the balance of each depositor’s account up to $100,000 per insured bank. These deposits include $5,457 (CAD$6,900) and $6,237 (CAD$6,900), respectively, of guaranteed investment certificates bearing variable interest at prime rate less 1.90% which is restricted in use for corporation credit cards.

As of March 31, 2015, the Company has Tanzania shillings of 7,000,000 (approximately $3,700) and $13,700 deposited in Tanzania. The Deposit Insurance Board in Tanzania insures up to 1,500,000 Tanzanian Shillings (approximately $800 as of March 31, 2015) per customer per bank. Any amount beyond the basic insurance amount may expose the Company to loss.

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

When the Company has capitalized mineral property development costs, these properties will be assessed for impairment whenever events or changes in circumstances indicate that the carrying costs may not be recoverable. Once a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method. The Company records its interests in mining properties and areas of geological interest at cost.

Lake Victoria Mining Company, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of March 31, 2015.

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

The Company’s financial instruments consist principally of cash and cash equivalents, accounts payable, accounts payable to related party, other payables, note payable, loans payable and forward gold sale liability.

Pursuant to ASC 825, the fair value of cash and cash equivalents are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

The Company has classified its forward gold sales liability as a derivative liability. The fair value of the derivative liability is determined based on “Level 2” inputs. The initial forward sale of gold is recorded at the fair value of consideration received. The forward gold sale liability is revalued to fair value at each subsequent reporting period end based on quoted gold prices at re-valuation dates with any increase or decrease in the fair value of the liability being recognized through comprehensive income or loss.

The Company believes that the recorded values of accounts payable, accounts payable to related party, other payables, note payable and loans payable approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Lake Victoria Mining Company, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

j)	Financial Instruments (continued)

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as of March 31, 2015 as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2015
	$	$	$	$
Assets:
Cash and cash equivalents	150,530	–	–	150,530

Liabilities:
Forward gold sales liability	–	128,777	–	128,777

k)	Foreign Currency Translation

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

To the extent that the Company incurs transactions that are not denominated in its functional currency, they are undertaken in Canadian dollars and the Tanzanian Schillings. A portion of business transactions in Tanzania and mineral option purchase agreements are denominated in Tanzanian Schillings. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

l)	Segment Information

At March 31, 2015, approximately $18,000 of property and equipment (2014 - $44,000) is located in Tanzania and $4,000 (2014 - $8,000) in Canada. Mineral properties totaling $250,150 (2014 - $501,400) are located in Tanzania. Although Tanzania is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

m)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of other comprehensive loss and its components in the consolidated financial statements. As at March 31, 2015 and 2014, the Company had no items that represent other comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Lake Victoria Mining Company, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
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

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements.

In July 2013, ASC guidance was issued related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carryforward, a similar tax loss, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. The update is effective prospectively for the Company’s fiscal year beginning April 1, 2014. The adoption of the pronouncement did not have a material effect on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830) to clarify the treatment of cumulative translation adjustments when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The updated guidance also resolves the diversity in practice for the treatment of business combinations achieved in stages in a foreign entity. The update is effective prospectively for the Company’s fiscal year beginning April 1, 2014. The adoption of the pronouncement did not have a material effect on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Discontinued Operations (Topic 205 and 360) which changed the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. The updated guidance requires an entity to only classify discontinued operations due to a major strategic shift or a major effect on an entity’s operations in the financial statements. The updated guidance will also require additional disclosures relating to discontinued operations. The Company early adopted this guidance prospectively at the beginning of fiscal year April 1, 2014. The adoption of the pronouncement did not have a material effect on the Company’s consolidated financial statements.

In June 2014, ASU guidance was issued to resolve the diversity of practice relating to the accounting for stock based performance awards for which the performance target could be achieved after the employee completes the required service period. The update is effective prospectively or retrospectively for annual reporting periods beginning December 15, 2015. The adoption of the pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2014, ASU guidance was issued related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods and is to be retrospectively applied. Early adoption is not permitted. Accordingly, the adoption of this ASU is not expected to have any impact on the Company’s consolidated financial statements.

Lake Victoria Mining Company, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

p)	Recent Accounting Pronouncements (continued)

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company early adopted this ASU as of April 1, 2014.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40). Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosure. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company is evaluating the impact the revised guidance will have on its consolidated financial statements.

3.	Related Party Transactions and Balances

As at March 31, 2015, the Company owed $504,228 (March 31, 2014 - $403,524) to five directors and officers of the Company. The amounts are unsecured, non-interest bearing and have no fixed terms of repayment. During the year ended March 31, 2015, the Company incurred $36,000 (2014 - $36,000) of directors fees, $Nil (2014 – $1,000) of agreement signing fees to a director, and $413,150 (2014 - $426,955) of salaries to directors and officers. The transactions were recorded at their exchange amounts, being the amounts agreed upon by the related parties.

4.	Property and Equipment

Property and equipment consists of the following:

		As at March 31, 2015		As at March 31, 2014
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$
Mining tools and equipment	143,271	129,538	13,733	143,271	108,162	35,109
Vehicle	12,800	9,813	2,987	12,800	7,253	5,547
Furniture and equipment	12,127	10,433	1,694	12,127	8,620	3,507
Computer and software	37,403	33,555	3,848	37,403	29,067	8,336
	205,601	183,339	22,262	205,601	153,102	52,499

Lake Victoria Mining Company, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Expressed in US dollars)

5.	Accrued Expenses and Other Payables

Accrued expenses and other payables comprise the following:

	March 31,	March 31,
	2015	2014
	$	$
(a) Accrued payroll deductions in Canada	164,365	118,986
(b) Payroll deductions payable in Tanzania	150,083	114,197
(c) Corporation credit cards payable	3,168	–
	317,616	233,183

(a)	Accrued Payroll Deductions in Canada

At March 31, 2015, the Company accrued for payroll deductions on unpaid salaries in Canada in the amount of $164,365 (March 31, 2014 - $118,986). The accrued amounts will be transferred to accounts payable once the salaries are paid.

(b)	Payroll Deductions Payable in Tanzania

As of March 31, 2015 and 2014, the Company withheld Tanzanian payroll tax deductions of $150,083 and $114,197, respectively, which remain payable under the local tax law.

6.	Deferred Revenue and Forward Gold Sales Liability

On January 23, 2014, the Company agreed to forward sell a portion of its future gold production from the Kinyambwiga project (see Note 8(a)) to finance the capital costs of establishing a gold mine. As of March 31, 2014, an aggregate amount of $31,383 was received by the Company and recorded as deferred revenue as in management’s judgment, it was probable at the inception of the related contracts that the Company would physically settle the commitment with gold and therefore meet the normal sales and normal purchases exception for derivative accounting.

During the year ended March 31, 2015, it was established that the Company would not be able to meet the physical delivery terms for the existing forward gold sales contracts in the foreseeable future (see Note 13(c)). As of March 31, 2015, an aggregate amount of $103,269 received by the Company during the years ended March 31, 2015 and 2014 was reclassified from deferred revenue to forward gold sales liability and accounted for as a derivative liability.

A reconciliation of the changes in the forward gold sales liability during the year is as follows:

March 31,
2015
Balance, beginning of the year	$-
Reclassification from deferred revenues during the year	103,269
Fair value adjustment	25,508

Balance, end of the year	$128,777

The investments of subscribers for the forward gold sales contracts are secured by in-ground gold assets. The Company also committed to allocate a minimum of twenty-five percent (25%) of the initial gold production from the Kunanga medium scale gold mining project and deliver such gold to the subscribers for the forward gold sales contracts. In addition, the Company has secured the contracts by issuing a pro rate security chattel agreement over the mining license area granted to the Company for the Kinyambwiga project. The pro rata portion securing the purchaser will be based on the percentage of five million dollars that the purchaser’s aggregate forward gold purchase in dollars represents of the total.

7.	Note Payable

On July 26, 2014, the Company signed a finance agreement for $12,140 at an annual rate of 15.95% for an eleven-month period, payable in monthly installments of $1,104 for general liability insurance. On October 20, 2014, the Company amended the agreement and financed an additional $10,875 for directors and officers liability insurance. Total monthly installment payments increased to $2,546. As at March 31, 2015, the balance owing under the note payable was $3,947 (2014 – $6,007).

Lake Victoria Mining Company, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Expressed in US dollars)

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

All of the Company’s mineral property interests are located in Tanzania. Geo Can holds resource properties in trust for the Company. Most of the resource property interests are still formally registered to Geo Can to defer registration fees. When the annual filing for each property comes due then the formal registration of each property will be transferred to Kilimanjaro or as directed by Kilimanjaro.

The following is a continuity of mineral property acquisition costs incurred during the years ended March 31, 2015 and 2014:

	Singida	Uyowa		Buhemba
	Project	Project	Handeni Project	Project	Total

	$	$	$	$	$

March 31, 2013	-	90,000	251,250	250,150	591,400
Impairment	-	(90,000)	-	-	(90,000)
March 31, 2014	-	-	251,250	250,150	501,400
Impairment	-	-	(251,250)	-	(251,250)
March 31, 2015	-	-	-	250,150	250,150

The following details mineral property exploration costs incurred and expensed during the years ended March 31, 2015 and 2014:

						Other
	Kinyambwiga	Singida	Uyowa	Handeni	Buhemba	Projects	Total

	$	$	$	$	$	$	$
Year Ended March 31, 2014:
Camp, Field Supplies and Travel	11,171	2,514	1,132	-	-	-	14,817
Geological Consulting and Wages	120,822	-	-	-	-	-	120,822
Study and Report	1,315	-	-	-	-	-	1,315
Vehicle and Fuel expenses	4,878	-	-	-	-	-	4,878
License Payments	10,179	-	10,121	-	-	28,266	48,566
	148,365	2,514	11,253	-	-	28,266	190,398
Year Ended March 31, 2015:
Camp, Field Supplies and Travel	7,586	2,871	1,472	-	-	-	11,929
Geological Consulting and Wages	109,937	-	-	-	-	-	109,937
Study and Report	-	-	-	-	-	-	-
Vehicle and Fuel expenses	234	492	-	-	-	-	726
License Payments	-	-	-	-	-	-	-
	117,757	3,363	1,472	-	-	-	122,592

Lake Victoria Mining Company, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Expressed in US dollars)

8.	Mineral Property Acquisition and Exploration Costs (continued)

a)	Musoma Bunda - Kinyambwiga Project:

The Musoma Bunda Gold Project comprises of three prospecting licenses that are located on the eastern side of Lake Victoria.

The Kinyambwiga project is part of the Musoma Bunda Gold Project. As a part of the Geo Can Agreement, the Company owns 100% interest of the Kinyambwiga project’s one prospecting license and 24 primary mining licenses(PMLs). The Kinyambwiga Gold Project is about 208 kilometers northeast of the city of Mwanza in northern Tanzania.

A director of the Company entered into Mineral Purchase agreements on behalf of the Company for 24 Primary Mining Licenses (PMLs) which are part of the Kinyambwiga Project and which are recorded in his name. During the year ended March 31, 2014, the Company submitted an application to convert the 24 PMLs into a single mining license and to transfer it over to the Company. On April 1, 2014, the Company was granted a single mining license for 10 years.

On August 3, 2012, the Company announced that it intends to offer up to 120 units of royalty at $25,000 per unit to raise up to $3,000,000 from participants by selling up to 60% of the net proceeds of gold production of the Company’s Kinyambwiga gold project through royalty purchase agreements. Each unit will entitle the holder to receive ½ of 1 percent (1/2%) of the net production proceeds from small scale mining operations up to 60% of the net proceeds of gold production. As of March 31, 2015, the Company has received subscription payments totaling $1,125,000 for 45 units which is recognized in other income.

During the years ended March 31, 2015 and 2014, the Company agreed to forward sell a portion of its future gold production from Kinyambwiga project to finance the capital costs of establishing the Kunanaga Medium Scale Gold Mine. As of March 31, 2015, the Company has forward sold 112.36 oz of gold for the total consideration of $103,269 (see Note 6).

b)	Singida Project

On May 15, 2009, the Company signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of February 7, 2011, this director has entered into Mineral Properties Sales and Purchase agreements and addendums with various PML owners to acquire PMLs in the Singida area. As of March 31, 2015, the Company has acquired a 100% interest in 23 PMLs and 20 PMLs with the 2% net smelter production royalty payments. The Company also agreed to increase the royalty by 1% to 3% if commercial production is delayed beyond March 2015.

c)	Uyowa Project

As a part of the Geo Can Agreement the Company had owned 100% interest in the Uyowa project’s prospecting licenses. On July 19, 2011, Guardian Investment Ltd, a related party, on behalf of the Company, entered into a mineral properties option agreement to acquire four primary mining licenses within the northern most prospecting license of the seven comprising the Uyowa Gold project. In 2014, the Company terminated the option agreement and the related capitalized acquisition costs of $90,000 were determined to be impaired.

d)	Handeni Project

On March 7, 2012, the Company was granted one license on Handeni project for a total consideration of $4,800, of which $2,400 was paid on March 7, 2012 and $2,400 was due on August 14, 2012. The license was returned and capitalized acquisition costs of $2,400 were determined to be impaired. During the year ended March 31, 2015, the Company relinquished the license and capitalized acquisition costs of $251,250 were determined to be impaired.

Lake Victoria Mining Company, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Expressed in US dollars)

8.	Mineral Property Acquisition and Exploration Costs (continued)

e)	Buhemba Project

Buhemba Project consists of one prospecting license that is a part of the Geo Can Agreement. The total consideration paid for the license was $112,150, of which $89,650 was paid on April 29, 2011 and $22,500 was paid on July 14, 2011. On June 14 and June 20, 2011 the Company paid a finder’s fee of $30,000 in cash and issued 400,000 common shares with a fair value of $108,000.

9.	Capital Stock

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of March 31, 2015, the Company has not issued any preferred stock.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

A summary of transactions during fiscal 2015 and 2014:

a)	On March 20, 2015, the Company completed a private placement of 2,375,000 common shares at $0.04 per share for total consideration of $95,000.

b)	On February 23, 2015, the Company completed a private placement of 10,000,000 common shares at $0.015 per share for total consideration of $150,000.

c)

On February 23, 2015, the Company signed debt settlement and subscription agreement with a consultant to settle a consulting fee of $55,000 for business consulting services provided. The Company issued 1,000,000 restricted shares of common stock with an estimated fair value of $0.055 per share to settle the outstanding balance, measured on the date of the settlement agreement.

d)

On December 19, 2014, the Company completed a private placement of 24,400,000 units at $0.025 per unit for gross consideration of $610,000. The shares are accompanied by a gold bonus distribution of a total of 244 ounces of 0.999 percent gold during the first 480 days of commercial gold production. The gold bonus distribution plan contains a feature where the Company retains the option to convert the gold bonus into common shares of the Company at a rate of $0.025 per share based on the spot price per ounce of gold on the payment date. At March 31, 2015, the fair value of the gold bonus was estimated to be $Nil.

During the year ended March 31, 2014, the Company had received $150,000 in subscription proceeds for this private placement which were classified as interest-free loans at March 31, 2014 until the time the shares were issued to subscribers in the year ended March 31, 2015, at which time the amounts were transferred to common stock and additional paid-in capital.

Lake Victoria Mining Company, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Expressed in US dollars)

10.	Stock Options and Warrants

On October 7, 2010, the Company adopted the 2010 Stock Option Plan under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock.

On February 13, 2015, the Company granted 3,780,000 stock options to seven directors and officers, and 1,300,000 stock options to geological consultants at an exercise price of $0.06 per share which will expire on February 13, 2018. All stock options are non-qualified and vested immediately. The weighted average grant date fair value of stock options granted during the year ended March 31, 2015 was $0.07 per share. During the year ended March 31, 2015, the Company recorded stock-based compensation of $355,097 for these stock options.

The weighted average assumptions used in the Black-Scholes valuation model were as follows:

		Year Ended
	March 31,	March 31,
	2015	2014
Expected dividend yield	-	-
Risk-free interest rate	1.03%	-
Expected volatility	365%	-
Expected option life (in years)	3	-

The total intrinsic value of stock options exercised during the years ended March 31, 2015, and 2014 was $nil. The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted-Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Life	Intrinsic
	Options	Price	(years)	Value
		$	$	$
Outstanding, March 31, 2013 and
2014	9,520,000	0.12		–
Expired	(4,600,000)	0.15		–
Granted	5,080,000	0.06		–
Outstanding, March 31, 2015	10,000,000	0.07	1.50	–

At March 31, 2015 and 2014, the Company did not have any unvested options. The following table summarizes the continuity of the Company’s warrants:

	Number of		Weighted-
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Upon	Exercise	Contractual	Intrinsic
	Exercise	Price	Life (years)	Value
		$		$

Outstanding, March 31, 2013	26,649,734	0.26	0.84	–
Expired	(9,581,400)	0.50
Outstanding, March 31, 2014	17,068,334	0.12	0.10	–
Expired	(17,068,334)	0.12
Outstanding, March 31, 2015	–	–	–	–

Lake Victoria Mining Company, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Expressed in US dollars)

11.	Income Taxes

The components of the net deferred tax asset at March 31, 2015 and 2014, the statutory tax rate, the effective tax rate, and the amount of the valuation allowance are indicated below:

	March 31,	March 31,
	2015	2014
	$	$

Net loss before taxes	(1,489,472)	(944,718)
Statutory rate	34%	34%

Computed expected tax (recovery)	(506,420)	(321,204)
Difference in foreign tax rates	149,867	142,812
Permanent differences	89,730	(8,584)
Other	(24,845)	(40,803)
Change in valuation allowance	291,668	227,779

Income taxes	–	–

	March 31,	March 31,
	2015	2014
	$	$

Net operating loss carryforwards	3,702,076	3,249,779
Mineral property acquisition and exploration	5,019,833	5,180,462
Deferred tax assets	8,721,909	8,430,241
Valuation allowance	(8,721,909)	(8,430,241)
Net deferred tax assets	–	–

The Company U.S. tax losses of approximately $8,211,291 which, if unutilized, will expire beginning in 2027 through to 2035 and Tanzanian tax losses of approximately $3,034,125 which carry forward indefinitely. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. The following table lists the fiscal years in which loss carryforwards expire:

Expiration
Loss	Date
$

722,397	2027
554,471	2028
1,258,790	2029
2,344,312	2030
987,895	2031
410,801	2032
932,689	2033
340,950	2034
658,985	2035
3,034,125	Indefinitely
11,245,415

Lake Victoria Mining Company, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Expressed in US dollars)

12.	Supplemental Cash Flow Information

	For the	For the
	Year Ended	Year Ended
	March 31,	March 31,
	2015	2014
	$	$
Non-cash Investing and Financing Activities
Stock issued for loans payable	150,000	–
Stock issued to settle debt	55,000	–
Supplemental Disclosures
Interest paid	1,644	840
Income tax paid	–	–

13.	Commitments

a)

On May 11, 2010, the Company entered into an agreement with a consultant to provide services as a Senior Geological Consultant. The Company’s original agreement was amended on October 21, 2010 and on December 23, 2012. Under the amended agreement, the Company is committed to:

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

c)

During the years ended March 31, 2015 and 2014, the Company entered into forward gold sales agreements to sell a total of 112.37 oz of gold from the future gold production from the Kinyambwiga project (see Note 6). Under these agreements, the Company committed to deliver the specified quantities of gold with delivery dates ranging from December 2014 through November 2015.

The forward gold sales agreements for 31.94 oz of gold with delivery dates ranging from December 2014 through April 2015 have a clause in the agreements whereby the Company’s failure to meet the minimum monthly production and monthly gold distribution schedules specified in the agreements results in a penalty premium equal to the US Bond Interest Rate per annum of the remaining balance of the distributable gold. As at March 31, 2015, the Company accrued $Nil in penalty premium payable under these agreements as the amount of penalties payable was minimal. The remaining forward gold sales agreements entered into subsequent to March 31, 2014 and accounting for 80.43 oz do not have the clauses of the interest penalty and the mandatory conversion into common shares of the Company.

In addition, if the minimum production and gold distribution schedules are not met for 6 months out of 9 consecutive months, the Company is required to convert the remaining gold deliverable to common shares based on the 30-day weighted average market price of the Company’s stock. As at March 31, 2015 and June 29, 2015, the Company was not yet required to convert any gold deliverables into common shares.

14.	Subsequent Events

a)

Subsequent to March 31, 2015, the Company made offers to the parties who forward purchased gold without any penalty interest or common share convertibility clause (see Notes 6 and 13) to either extend the delivery date under the contract, or settle an obligation in common shares of the Company. Out of 112.38 oz of gold deliverable, one contract for 33.29 oz has been extended for 12 months.

b)

On May 8, 2015 the Company was served with notice of legal claim of a civil case in Tanzania by the Board of Trustees of National Social Security Fund in the amount of $18,463 (34,835,560 Tanzanian Schillings) plus 5% interest for statutory contributions. The Company is currently in negotiations regarding settlement of the claim. The amount claimed is included in the amounts that the Company has accrued for contributions payable, no additional amount have been accrued.

Lake Victoria Mining Company, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Expressed in US dollars)

14.	Subsequent Event (Continued)

c)

On June 24, 2015 the Company granted in aggregate 4,320,000 stock options to directors and officers of the Company. The stock options have been granted pursuant to he terms of the Company’s 2010 Stock Option Plan. The options are exercisable at a price of $0.051 for a term 3 years, and vest immediately upon issuance.

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

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of March 31, 2015 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting were not effective as of March 31, 2015. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the year ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
David Kalenuik	President, Chief Executive Officer and Director	57	October 7, 2010
Ming Zhu	Chief Financial Officer	43	October 7, 2010
Heidi Kalenuik	Secretary, Treasurer and Director	48	June 28, 2008
Roger A. Newell	Director	72	June 28, 2008
Ahmed A. Magoma	Director	48	June 28, 2008
John Sutherland	Director, Chair of Audit Committee	65	April 10, 2015

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

Ming Zhu, Chief Financial Officer

Ming Zhu (B.Comm. MA) has worked along side the management team since 2006. Ming attained a Bachelor's Degree in Accounting and Finance in 1995. He has more than 10 years’ experience specializing in corporate finance and accounting. His portfolio includes working for multinational companies as their finance manager in New York and China. He worked as a financial controller for an international trading firm for 2 years before graduating from the University of Newcastle in the UK with his Master's Degree in 2003 where he majored in Financial Analysis. He worked with a Canadian CA accounting firm prior to joining our management team as the Financial Controller and a Director in Kilimanjaro Mining Company Inc., a gold and uranium exploration company that is now a wholly owned subsidiary. From August 2009, he has been served as the Financial Controller for us and on October 7, 2010 he became our Chief Financial Officer for us.

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

Roger Newell, Director

Roger Newell has been a director of our company since June 2008 and was our President, Principal Executive Officer from June 2008 to October 7, 2010. In December 2009 Dr. Newell was appointed an Independent Director of Midway Gold Corporation a Canadian public corporation that trades on both the Toronto TSX-V Exchange with symbol MDW and the US NYSE-AMEX also with symbol MDW; he retired from Midway’s Board of Directors on August 18th, 2014 but remains a Board Advsor. Midway Gold is a mineral exploration and development company with properties in the western United States.

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

Ahmed Magoma, Director

Ahmed Magoma has a B.Sc. in geology from the University of Dar es Salaam (1992) and 16 years of experience in the mining industry, wherein he has held progressively more responsible management and supervisory roles. Mr. Magoma joined Kilimanjaro Mining Company Inc., in March of 2007, a private company involved in the acquisition and exploration of highly prospective resource properties in Tanzania, East Africa. Mr. Magoma has been a director of Geo Can Resources Company Ltd., a private company, from April 2007 to present. In addition to being a director with Kilimanjaro, Mr. Magoma is responsible for all resource property acquisitions, negotiations with property owners and government relations within Tanzania. His experience encompasses gold projects from grassroots through to mining production. His field experience includes working with Tanex, a subsidiary of DeBeers and other South African companies as a field geologist. Mr. Magoma worked with the Ministry of Energy and Minerals in Tanzania for a period to learn, through study, the techniques of small-scale miners to enhance their production. Mr. Magoma has worked with major gold companies Barrick and Randgold as a project geologist and then as senior project geologist with Tanzanite Africa. From 2005 to December 2007, Mr. Magoma was the Senior Project Geologist for Tanzanite Africa Ltd., a private African company.

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

John J Surtherland, Director, Chair of Audit Committee

Mr. Sutherland, CPA, CGA, was the CFO of Grande West Transportation (BUS:TSX-V), a mid-size transit bus manufacturer from April, 2013 to May 2015. Previously, he was Vice President and CFO of Goldgroup Mining for five years. He was previously Vice President, Finance of Arequipa Resources Ltd. leading up to its acquisition by Barrick Gold. Previous board positions by Mr. Sutherland include eight years with Aquiline Resources Inc. until its acquisition by Pan American Silver Corp. Mr. Sutherland was also formerly the Site General Manager at the Sonora Gold project of Sonora Gold Corp. and Co-Founder, Vice-President and CFO of Tekion, Inc., a micro fuel cell developer, and was a key partner in its growth. Prior to Tekion, he was President and CEO of ASC AVCAN Systems Inc., a technology company.

We believe Mr. Surtherland is qualified to serve on our board of directors because of his knowledge of our current operations, in addition to his business experiences described above.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.	EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	our principal executive officers during the year ended March 31, 2015;

(b)	each of our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at March 31, 2015; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at March 31, 2015,

whom we collectively refer to as the “named executive officers”, for the fiscal years ended March 31, 2015 and 2014, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa - tion ($)	Nonqualified Deferred Compensatio n Earnings ($)	All Other Compens a -tion ($)	Total ($)
David Kalenuik(1) President and Chief Executive Officer	2015 2014	167,827(2) 172,209 (2))	Nil Nil	Nil Nil	40,543(6) Nil	Nil Nil	Nil Nil	Nil Nil	208,370 172,209
Ming Zhu(3) Chief Financial Officer	2015 2014	78,926(4) 84,683 (4)	Nil Nil	Nil Nil	48,931(6) Nil	Nil Nil	Nil Nil	Nil Nil	127,857 84,683
Heidi Kalenuik Secretary and Treasurer	2015 2014	89,446(5) 96,449 (5)	Nil Nil(5)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	89,446 96,449

Notes

(1)	David Kalenuik was appointed our President and Chief Executive Officer on October 7, 2010.

(2)

During the fiscal year ended March 31, 2015, David Kalenuik received consulting fees of $110,719 in cash and deferred compensation of $57,108 to be paid for his services rendered. During the fiscal year ended March 31, 2014, David Kalenuik received consulting fees of $78,736 in cash and deferred compensation of $93,473 to be paid for his services rendered.

(3)	Ming Zhu was appointed our Chief Financial Officer on October 7, 2010.

(4)

During the fiscal year ended March 31, 2015, Ming Zhu received salary of $50,540 in cash and deferred compensation of $28,385. During the fiscal year ended March 31, 2014, Ming Zhu received salary of $45,643 in cash and deferred compensation of $39,040.

(5)

During the fiscal year ended March 31, 2015, Heidi Kalenuik received salary of $50,152 in cash and deferred compensation of $39,294. During the fiscal year ended March 31, 2014, Heidi Kalenuik received salary of $43,734 in cash and deferred compensation of $52,715.

(6)

On February 13, 2015, the Company granted 3,780,000 stock options to five directors and officers at an exercise price of $0.06 per share which expired on February 13, 2018. David Kalenuik was granted 580,000 options with a fair value of $40,543 and Ming Zhu was granted 700,000 options with a fair value of $48,931[1].

________________________________
1 The fair value of the options was estimated using the Black-Scholes pricing model based on the following assumptions: dividend yield of 0%; risk-free interest rate of 1.02%; expected life of three years; and volatility of 365%

Employment Contracts

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each executive officer certain information concerning the outstanding equity awards as of March 31, 2015.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercise d Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David Kalenuik(1) President and Chief Executive Officer	580,000	Nil	Nil	$0.06	February 13, 2018	Nil	Nil	Nil	Nil
Ming Zhu(2) Chief Financial Officer	700,000	Nil	Nil	$0.06	February 13, 2018	Nil	Nil	Nil	Nil
Heidi Kalenuik Secretary and Treasurer	Nil	Nil	Nil	Nil		Nil	Nil	Nil	Nil

(1)	David Kalenuik was appointed our President and Chief Executive Officer on October 7, 2010.

(2)	Ming Zhu was appointed our Chief Financial Officer on October 7, 2010.

Aggregated Options Exercised in the Year Ended March 31, 2015 and Year End Option Values There were no stock options exercised during the year ended March 31, 2015.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended March 31, 2015.

Director Compensation

The following table sets forth the compensation for each director who is not a named executive officer for the fiscal year ended March 31, 2015.

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Ahmed A. Magoma	36,000 (1)	Nil	52,500	Nil	Nil	Nil	88,500
John J Surtherland(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
David Ralph Webb(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Roger Newell(4)	Nil	Nil	52,500	Nil	Nil	Nil	52,500

(1)

Mr. Ahmed Magoma is a director of the Company and a director of its two subsidiaries, Kilimanjaro Mining Company Inc. and Lake Victoria Resources (T) Limited and he is an employee of Lake Victoria Resources (T) Limited. During the fiscal year ended March 31, 2015, he received total director’s fee of $50,500 in cash. During the fiscal year ended March 31, 2015, Ahmed was earned deferred compensation of $60,133 from Lake Victoria Resources (T) Limited; his monthly gross pay was approximately $5,011.

(2)	Mr. John J. Surtherland was appointed as a director on April 10, 2015.

(3)	Mr. David Ralph Webb was appointed as a director on March 1, 2013 and resigned on April 10, 2015.

(4)	Roger Newell resigned as our President, Chief Executive Officer and Chief Financial Officer on October 7, 2010.

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

As of June 29, 2015, there were 152,329,067 shares of our common stock outstanding and 10,000,000 shares to be issued. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class	Name and Address	Number of Shares	Percentage of Class
Directors and Officers:	of Beneficial Owner	Beneficially Owned (1)	(1),(2)

Common Stock	David Kalenuik	17,501,000(3)	11.45%
	Suite 810 – 675 West
	Hastings Street
	Vancouver, BC V6B 1N2

Common Stock	Heidi Kalenuik	17,501,000(4)	11.45%
	Suite 810 – 675 West
	Hastings Street
	Vancouver, BC V6B 1N2

Common Stock	Ming Zhu	1,040,000(5)	0.68%
	Suite 810 – 675 West
	Hastings Street
	Vancouver, BC V6B 1N2

Common Stock	Roger Newell	1, 940,833(6)	1.27%
	Suite 810 – 675 West
	Hastings Street
	Vancouver, BC V6B 1N2

Common Stock	Ahmed Magoma	1,423,750(7)	0.93%
	Suite 810 – 675 West
	Hastings Street
	Vancouver, BC V6B 1N2

Common Stock	John J Sutherland	250,000(8)	0.16%
	Suite 810 – 675 West
	Hastings Street
	Vancouver, BC V6B 1N2

Common Stock	Directors and Officers as	22,155,583(9)	14.49%
	a group (6)

	5% Stockholders

Common Stock	David Kalenuik	17,501,000(3)	11.45%
	Suite 810 – 675 West
	Hastings Street
	Vancouver, BC V6B 1N2

Common Stock	Heidi Kalenuik	17,501,000(4)	11.45%
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

(2)	The percentage of class is based on 152,329,067 shares of common stock issued and outstanding and as of June 29, 2015.

(3)

Includes 720,000 shares held directly, 16,186,000 shares held by Heidi Kalenuik, the spouse of David Kalenuik and 15,000 shares held by their children. Also includes 750,000 shares acquirable on exercise of options held directly on exercises of options within 60 days of the date hereof.

(4)

Includes 16,186,000 shares held directly, 720,000 shares held by David Kalenuik, the spouse of Heidi Kalenuik and 15,000 shares held by their children. Also includes 750,000 shares acquirable on exercise of options held indirectly by David Kalenuik within 60 days of the date hereof.

(5)	Includes 700,000 shares acquirable on exercise of options within 60 days of the date hereof.

(6)	Includes 750,000 shares acquirable on exercise of options within 60 days of the date hereof.

(7)	Includes 750,000 shares acquirable on exercise of options within 60 days of the date hereof.

(8)	Includes 250,000 shares acquirable on exercise of options within 60 days of the date hereof.

(9)	Includes 3,030,000 shares acquirable on exercise of options within 60 days of the date hereof.

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

The following table provides a summary of the number of stock options granted under the 2010 Stock Option Plan, the weighted average exercise price and the number of stock options remaining available for issuance under our option plan as at March 31, 2015:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-Average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders (2010 Stock Option Plan)	10,000,000	$0.07	10,000,000

On June 24, 2015 the Company granted in aggregate 4,320,000 to directors and officers of the Company. The stock options have been granted pursuant to he terms of the company's 2010 Stock Option Plan. The options are exercisable at a price of $0.051 for a term 3 years, the options vest immediately upon issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as noted below, none of the following parties have, since commencement of our fiscal year ended March 31, 2014, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last two completed financial years:

(i)	Any of our directors or officers;

(ii)	Any person proposed as a nominee for election as a director;

(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iv)	Any of our promoters; and

(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

Related Party Transactions and Balances:

a)	As at March 31, 2015, the Company owed $504,228 (March 31, 2014 - $403,524) to five directors and officers of the Company. The amounts are unsecured, non-interest bearing and have no fixed terms of repayment. During the year ended March 31, 2015, the Company incurred $36,000 (2014 - $36,000) of directors fees, $Nil (2014 – $1,000) of agreement signing fees to a director, and $413,150 (2014 - $426,955) of salaries to directors and officers. The transactions were recorded at their exchange amounts, being the amounts agreed upon by the related parties.

Director Independence

Our common stock is quoted on the OTC Pink marketplace, which does not have director independence requirements. Under NASDAQ rule 5605(a) (2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. David Kaleniuk as our president and chief executive officer, Heidi Kalenuik as our secretary and treasurer and Ahmed Magoma as an employee of a subsidiary company are therefore are not considered independent. Messrs. Sutherland and Newell are considered to be independent as they are not officers or employees of our company.

Audit Committee and Charter

Our audit committee consists of two directors. One of them, John Surtherland is independent and he is the designated Chair of the Committee when it is constituted. The second member of the audit committee Roger Newell is also independent. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter was filed with the Securities and Exchange Commission on June 26, 2008 with our Form 10-K.

Audit Committee Financial Expert

The Board has determined that the Chairman of the Audit Committee is John Surtherland. Mr. Surtherland is an independent director and he meets the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(l) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Board of Directors

Our board of directors currently consists of Roger A Newell, David Kalenuik, Heidi Kalenuik, John J. Surtherland and Ahmed A. Magoma. We have determined that Mr. Kalenuik, Mrs. Kalenuik and Mr. Magoma are not independent as that term is defined in National Instrument 52-110 due to the fact that they are current or former executive officers or employees of our company. Messrs. Newell and Surtherland are independent.

Our board of directors facilitates its exercise of independent supervision over management by endorsing the guidelines for responsibilities of the board as set out by regulatory authorities on corporate governance in Canada and the United States. Our board’s primary responsibilities are to supervise the management of our company, to establish an appropriate corporate governance system, and to set a tone of high professional and ethical standards. The board is also responsible for:

•	selecting and assessing members of the board;

•	choosing, assessing and compensating the chief executive officer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;

•	reviewing and approving our company’s strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;

•	adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;

•	ensuring the integrity of our company’s internal control and management information systems;

•	approving any major changes to our company’s capital structure, including significant investments or financing arrangements; and

•	reviewing and approving any other issues which, in the view of the board or management, may require board scrutiny.

Directorships

The following directors are also directors of other reporting issuers (or the equivalent in a foreign jurisdiction), as identified next to their name:

Director	Reporting Issuers or Equivalent in a Foreign Jurisdiction
David Kalenuik	N/A
Heidi Kalenuik	N/A
Roger Newell	N/A
Ahmed A. Magoma	N/A
John J. Sutherland	Digital Shelf Space Corp

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

The aggregate fees billed for the completed fiscal years ended March 31, 2015 and 2014 for professional services rendered by Manning Elliott LLP for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2015	Year Ended March 31, 2014
Audit Fees and Audit Related Fees	$49,527	$55,163
Tax Fees	$6,336	$4,417
All Other Fees	$Nil	$Nil
Total	$55,863	$59,580

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

LAKE VICTORIA MINING COMPANY, INC.

BY:	/s/ David Kalenuik
David Kalenuik
President and Chief Executive Officer
(Principal Executive Office)

Date:	June 29, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ David Kalenuik
David Kalenuik
President, Chief Executive Officer
and Director
(Principal Executive Officer)
Date: June 29, 2015

By	/s/ Ming Zhu
Ming Zhu
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)
Date: June 29, 2015

By	/s/ Heidi Kalenuik
Heidi Kalenuik
Director
June 29, 2015

By	/s/ Roger A. Newell
Roger A. Newell
Director
June 29, 2015

By	/s/ Ahmed A. Magoma
Ahmed A. Magoma
Director
June 29, 2015

By	/s/ John J. Surtherland
John J. Surtherland
Director
June 29, 2015