Form 10-K/A
period 2015-03-31
Lake Victoria Mining Company, Inc.
filed 2015-07-06
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. YES [X]     NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X]     NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date 152,329,067 shares of common stock as of July 06, 2015.

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

TABLE OF CONTENTS

		Page

Explanatory Note		5
	PART IV
Item 15.	Exhibits and Financial Statement Schedules.	6

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the annual report on Form 10-K for the fiscal year ended March 31, 2015, of Lake Victoria Mining Company, Inc. (the “Company”) which was originally filed with the Securities and Exchange Commission on June 30, 2015 (the “Original Filing”) is being filed for the sole purpose of correcting in Exhibits 31.1, 31.2, 32.1 and 32.2 which inadvertently included a typographical error respecting the date of execution.

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

Part IV. Other Information

Item 15. Exhibits, Financial Statement Schedules

The exhibits listed on the Exhibit Index of this Amendment No. 1 on Form 10-K/A are filed with this Report or are incorporated herein by reference.

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on June 6, 2007)

3.2	Certificate of Amendment dated December 7, 2010 (incorporated by reference from our Current Report on Form 8-K dated December 10, 2010)

3.3	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K filed on June 7, 2011)

4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2 filed on June 6, 2007)

4.2	Form of Warrant Certificate for Offering Completed September 7, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.1	Option Agreement with Geo Can Resources Company Limited (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2009)

10.2	Binding Letter Agreement with Kilimanjaro Mining Company Inc. (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2009)

10.3	Consulting Services Agreement with Stocks That Move (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2009)

10.4	Consulting Agreement with Robert Lupo (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 22, 2010)

10.5	Addendum to the Consulting Agreement with Robert Lupo (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 22, 2010)

10.6	Finder’s Fee Agreement with Robert A. Young and the RAYA Group (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2019)

10.7	Termination of the Consulting Agreement with Robert Lupo (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2010)

10.8	Consulting Agreement with Clive Howard Matthew King (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2010)

10.9	Consulting Agreement dated October 7, 2010 between we and Misac Noubar Nabighian (incorporated by reference from our Current Report on Form 8-K filed on October 13, 2010)

10.10	2010 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K filed on October 13, 2010)

10.11	Stock Exchange Agreement with Kilimanjaro Mining Company, Inc. and their selling shareholders (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2009)

10.12	Form of Subscription Agreement for Offering Completed September 7, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.13	Amendment No. 1 to Consulting Agreement between we and Clive King dated effective November 11, 2010.(incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.14	Form of Mineral Property Sales Agreement dated May 15, 2009, July 29, 2009, August 28, 2009 and November 19, 2009 between a director and the landowners listed below (collectively the “Landowners”) (incorporated by

Exhibit
Number	Description
reference from our Quarterly Report on Form 10-Q filed on November 23, 2010):
	No	Owners Name
	S01	Pius Joackim Game in Parenership with Mustafa Kaombwe and Msua Mkumbo
	S03	Mohamed Suleimani and Partners Plus Chombo, Alfred Joakim and Heri S. Mhula
	S04	Maswi Marwa In Partnership with Robert Malando, Andrew Julius Marando and Mathew Melania
	S05	John Bina Wambura in Partnership with Fabiano Lango
	S06	Elizabeth Shango
	S07	Athuman Chiboni in Partnership with Maswi Marwa and Robert Malando
	S08	Malando Maywili in Partnership with Charles Mchembe
	S09	Robert Malando
	S10	Raymond Athumani Munyawi
	S11	Jeremia K. Lulu in Partnership with Agnes Musa, Juma Shashu, Neema Safari, Neema Tungaraza, Safari Neema Tungaraza, Safari Meema and Simon Gidazada
	S12	Heri S. Mhula and partners Samweli Sumbuka, Plus Gam and Shambulingole
	S13	Limbu Magambo Nyoda and Partners Saba Joseph, Bakari Kahinda
	S14	Shambuli Sumbuka in Partnership with Limbu Gambo
	S15	Salama Mselemu
	S16	John Bina Wambura in Partnership with Bosco Sevelin Chaila; Plus Game; Saimon Jonga
	S17	John Bina Wambura in Partnership with Jumanne Mtemi; Anton Gidion; Bosco Sevelin Chaila; Plus Game; Saimon Jonga
	S18	Limbu Magambo in Partnership with Pous GamI and Shambuli Sumbuka
	S19	Lukas Mmary in Partnership with Henry Pajero, John Bina, Massanja Game, Mwajuma Joseph, Mwita Magita and Plus Game
	S20	Maswi Marwa In Partnership with Shagida malando; Marwa Marwa; Benidict Mitti and Fred Mgongo
	S21	Mustafa IDD Kaombwe
	S22	Mustafa IDD Kaombwe in Partnership with Mahega Malugoyi; Julias Kamana; Ramadhani Lyanga and Abas Mustafa
	S23	Ramadhani Mohamed Lyanga In partnership With Mustafa Kaombwe and Bethod Njega
	S24	Ales David Kajoro in partnership with Henry Ignas; Daud Peter and Julias Charles Rugiga
	S25	Joel Mazemle in Partnership with Christina Mazemle, Plus Chombo and Limbu Magambo Nyoda
	S26	Idd Ismail in Partnership with Bakari Abdi, Elizabeth U. Yohana, Emanuel Marco, Hamisi Ramadhan, Husein Hasan, Mnaya Hosea, and Sanane Msigalali

10.15	Form of Addendum No. 1 to Mineral Property Sales Agreement dated September 18, 2009 between a director and the Landowners (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.16	Form of Addendum No. 2 to Mineral Property Sales Agreement dated January 18, 2010 between a director and the Landowners (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.17	Form of Addendum No. 3 to Mineral Property Sales Agreement dated July 27, 2010 between a director and the Landowners (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.18	Mineral Financing Agreement between we and Ahmed Magoma dated October 19, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.19	Property Purchase Agreement between Geo Can Resources Company Limited and Kilimanjaro Mining Company, Inc dated May 5, 2009(incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.20	Amendment to Mineral Financing Agreement between we and Ahmed Magoma dated October 27, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.21	Declaration of Trust of Geo Can Resources Company Limited dated July 23, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)

10.22	Form of Subscription Agreement for non US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)

10.23	Form of Subscription Agreement for US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)

Exhibit
Number	Description
10.24	Consulting Agreement dated April 26, 2011 between David Kalenuik and we (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)

10.25	Consulting Agreement dated April 26, 2011 between Roger Newell and we (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)

10.26	Employment Agreement dated April 26, 2011 between Heidi Kalenuik and we (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)

10.27	Employment Agreement dated April 26, 2011 between Ming Zhu and we (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)

10.28	Geita Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and we (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

10.29	Kalemela Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and we (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

10.30	North Mara Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and we (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

10.31	Singida Option Agreement dated May 6, 2011 among Otterburn Ventures Inc., we and Ahmed Abubakar Magoma (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

10.32	Form of Royalty Purchase Agreement (incorporated by reference from our Current Report on Form 8-K filed on September 13, 2012)

10.33	Finder’s Fee Agreement with Berkshire Investment Ltd (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 14, 2013)

10.34	Option Agreement with Ahmed Magoma dated December 11, 2012 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)

10.35	Strategic Partner Advisory Fee Agreement with Sattva Capital Corporation dated August 14, 2013(incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)

10.36	Amendment to option agreement with Ahmed Magoma dated August 1, 2013 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)

10.37	Consulting Agreement with Misac Noubar Nabighian dated October 1, 2013 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)

10.38	Financial advisory agreement with Stope Capital Advisors dated October 25, 2013 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)

10.39	Form of Forward Gold sale agreement (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 14, 2014)

10.40	Amended Form of Forward Gold sale agreement (incorporated by reference from our Annual Report on Form 10- K filed on June 30, 2014)

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)

21.1	List of Subsidiaries (incorporated by reference from our Annual Report on Form 10-K filed on June 29, 2015)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

99.2	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)

99.3	Disclosure Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)

Exhibit
Number	Description
101.INS	XBRL Instance Document (incorporated by reference from our Annual Report on Form 10-K filed on June 29, 2015)
101.SCH	XBRL Taxonomy Extension Schema (incorporated by reference from our Annual Report on Form 10-K filed on June 29, 2015)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (incorporated by reference from our Annual Report on Form 10-K filed on June 29, 2015)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (incorporated by reference from our Annual Report on Form 10- K filed on June 29, 2015)
101.LAB	XBRL Taxonomy Extension Label Linkbase (incorporated by reference from our Annual Report on Form 10-K filed on June 29, 2015)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (incorporated by reference from our Annual Report on Form 10-K filed on June 30, 2015)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE VICTORIA MINING COMPANY, INC.

By	/s/ David Kalenuik
David Kalenuik
President, and Chief Executive Officer
(Principal Executive Officer)

Date:	July 06, 2015

By	/s/ Ming Zhu
Ming Zhu
Chief Financial Officer
(Principal Accounting Officer and Principal
Financial Officer)

Date:	July 06, 2015