Form 10-Q
period 2015-06-30
Lake Victoria Mining Company, Inc.
filed 2015-08-14
CIK 1402062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes [   ]        No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 14, 2015, there were 152,329,067 shares of common stock, par value $0.00001, outstanding.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Lake Victoria Mining Company, Inc.

June 30, 2015

Lake Victoria Mining Company, Inc.
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30,	March 31,
	2015	2015
	$	$
	(Unaudited)	(Audited)
ASSETS

Current Assets

Cash and cash equivalents	49,100	150,530
Prepaid expenses and other	4,514	11,348

Total Current Assets	53,614	161,878

Equipment (Note 4)	17,758	22,262
Mineral Properties (Note 8)	250,150	250,150

Total Assets	321,522	434,290

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	839,538	890,014
Accounts payable to related party (Note 3)	540,697	504,228
Accrued expenses and other payables (Note 5)	324,917	317,616
Forward gold sale liability (Note 6)	131,953	128,777
Note payable (Note 7)	–	3,947

Total Liabilities	1,837,105	1,844,582

Stockholders’ Deficiency

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; No shares issued and outstanding (Note 9)	–	–

Common Stock, 250,000,000 shares authorized, $0.00001 par value; 152,329,067 shares issued and outstanding (2015 – 152,329,067)(Note 9)	1,524	1,524

Additional Paid-in Capital	19,008,961	18,793,273

Deficit	(20,526,068)	(20,205,089)
Total Stockholders’ Deficiency	(1,515,583)	(1,410,292)
Total Liabilities and Stockholders’ Deficiency	321,522	434,290

Nature of Operations and Going Concern (Note 1)
Commitments (Note 12)
Subsequent event (Note 13)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
Consolidated Statements of Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

	Three Months Ended
	June 30,
	2015	2014
	$	$

Revenue	–	–

Expenses
Depreciation	4,505	9,617
Exploration costs (Note 8)	41,869	32,386
General and administrative	22,513	67,606
Director fees (Note 3)	9,000	9,000
Professional and consulting fees	31,152	44,168
Salaries (Note 3)	94,830	122,829
Stock-based compensation (Note 10)	215,688	–
Travel and accommodation	6,419	6,006

Total Expenses	425,976	291,612

Loss Before Other Items	(425,976)	(291,612)

Other Income (Expenses)
Fair value adjustment to forward gold sale liability (Note 6)	(3,176)	–
Foreign exchange gain (loss)	108,255	(15,693)
Interest expense	(82)	(212)

Total Other Income (Expenses)	104,997	(15,905)
Net Loss and Comprehensive Loss	(320,979)	(307,517)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding	152,392,067	114,554,067

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Three Months Ended
	June 30,
	2015	2014
	$	$
Operating Activities
Net Loss	(320,979)	(307,517)
Adjustments for non-cash expenses:
Depreciation	4,505	9,617
Fair value adjustment to forward gold sale liability	3,176	–
Stock-based compensation	215,688	–
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other	6,834	7,116
Increase in accounts payable to related parties	36,468	123,366
Decrease in accounts payable	(50,476)	(107,084)
Increase in accrued expenses and other payables	7,301	34,647
Increase in deferred revenue	–	56,651
Net Cash Used In Operating Activities	(97,483)	(183,204)
Financing Activities
Repayment of note payable	(3,947)	(3,677)
Proceeds from loans payable	–	175,000
Net Cash Provided By (Used In) Financing Activities	(3,947)	171,323
Net Decrease In Cash and Cash Equivalents	(101,430)	(11,881)
Cash and Cash Equivalents, Beginning of Period	150,530	34,022
Cash and Cash Equivalents, End of Period	49,100	22,141

Supplemental Cash Flow Information (Note 11)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Lake Victoria Mining Company, Inc.
Notes to the Consolidated Financial Statements
June 30, 2015
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

As of June 30, 2015, none of the Company’s mineral property interests had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As shown in the accompanying consolidated financial statements, the Company has a working capital deficiency of $1,783,491 and an accumulated deficit of $20,526,068 as at June 30, 2015. The Company also has no revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings to provide funds needed to continue the exploration for gold. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its stockholders. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”), and are expressed in United States. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Kilimanjaro Mining Company, Inc. (“Kilimanjaro”), Lake Victoria Resources Company, (T) Ltd., Jin 179 Company Tanzania Ltd. and Chrysos 197 Company Tanzania Ltd. Significant intercompany accounts and transactions have been eliminated. The Company’s fiscal year-end is March 31.

These interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended March 31, 2015, included in the Company’s Annual Report on Form 10-K filed on June 30, 2015 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2015, and the results of its operations and cash flows for the three months ended June 30, 2015. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

	b)	Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of long-lived assets, mineral property costs, asset retirement obligations, forward gold sale liability, stock-based compensation, and deferred income tax assets. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Lake Victoria Mining Company, Inc.
Notes to the Consolidated Financial Statements
June 30, 2015
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Business Combinations

The Company follows the guidance in ASC 805, Business Combinations, and ASC 810, Consolidation. The Company has no non-controlling interests. As at June 30, 2015, the Company does not have any non- controlling interests.

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of consolidated statement of comprehensive loss. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of June 30, 2015, the Company had 9,400,000 potentially dilutive securities outstanding.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance or may be redeemed without significant penalties to be cash equivalents.

As of June 30, 2015 and March 31, 2015, the Company has approximately $1,300 and $1,400, respectively, deposited at FDIC insured banks in the United States. FDIC deposit insurance covers the balance of each depositor’s account up to $250,000 per insured bank.

As of June 30, 2015 and March 31, 2015, the Company has approximately $40,000 and $131,000, respectively, deposited in banks in Canada. CDIC deposit insurance covers the balance of each depositor’s account up to $100,000 per insured bank. These deposits include $5,472 (CAD$6,900) and $6,466 (CAD$6,900), respectively, of guaranteed investment certificates bearing variable interest at prime rate less 1.90% which is restricted in use for corporation credit cards.

As of June 30, 2015, the Company has Tanzania shillings of 4,200,000 (approximately $1,900) and $5,400 deposited in Tanzania. The Deposit Insurance Board in Tanzania insures up to 1,500,000 Tanzanian Shillings (approximately $690 as of June 30, 2015) per customer per bank. Any amount beyond the basic insurance amount may expose the Company to a loss.

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
June 30, 2015
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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of June 30, 2015.

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

The Company’s financial instruments consist principally of cash and cash equivalents, accounts payable, accounts payable to related party, other payables, note payable, and forward gold sale liability.

Pursuant to ASC 825, the fair value of cash and cash equivalents are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

The Company has classified its forward gold sales liability as a derivative liability. The fair value of the derivative liability is determined based on “Level 2” inputs. The initial forward sale of gold is recorded at the fair value of consideration received. The forward gold sale liability is revalued to fair value at each subsequent reporting period end based on quoted forward gold prices at re-valuation dates with any increase or decrease in the fair value of the liability being recognized through comprehensive income or loss.

The Company believes that the recorded values of accounts payable, accounts payable to related party, other payables, and note payable approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Lake Victoria Mining Company, Inc.
Notes to the Consolidated Financial Statements
June 30, 2015
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Financial Instruments (continued)

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of June 30, 2015 as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2015
	$	$	$	$
Assets:
Cash and cash equivalents	49,100	–	–	49,100

Liabilities:
Forward gold sales liability	–	131,953	–	131,953

k)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with ASC 740, Foreign Currency Matters, using the exchange rate prevailing at the consolidated balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

To the extent that the Company incurs transactions that are not denominated in its functional currency, they are undertaken in Canadian dollars and the Tanzanian Schillings. A portion of business transactions in Tanzania and mineral option purchase agreements are denominated in Tanzanian Schillings. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

l)	Segment Information

At June 30, 2015, approximately $15,000 of property and equipment (March 31, 2015 - $18,000) is located in Tanzania and $3,000 (March 31, 2015 - $4,000) in Canada. Mineral properties totaling $250,150 (March 31, 2015 - $250,150) are located in Tanzania. Although Tanzania is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

m)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of other comprehensive loss and its components in the consolidated financial statements. As at June 30, 2015 and 2014, the Company had no items that represent other comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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
June 30, 2015
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

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of comprehensive loss over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

	p)	Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and determined that they would not have a material impact on the Company’s consolidated financial statements or disclosures.

3.	Related Party Transactions and Balances

As at June 30, 2015, the Company owed $540,697 (March 31, 2015 - $504,228) to five directors and officers of the Company. The amounts are unsecured, non-interest bearing and have no fixed terms of repayment. During the three months ended June 30, 2015, the Company incurred $9,000 (2014 - $9,000) of directors fees and $91,949 (2014 - $106,847) of salaries to directors and officers. The transactions were recorded at their exchange amounts, being the amounts agreed upon by the related parties.

4.	Equipment

Property and equipment consists of the following:

	As at June 30, 2015			As at March 31, 2015
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$
Mining tools and equipment	143,271	132,333	10,938	143,271	129,538	13,733
Vehicle	12,800	10,453	2,347	12,800	9,813	2,987
Furniture and equipment	12,127	10,777	1,350	12,127	10,433	1,694
Computer and software	37,403	34,280	3,123	37,403	33,555	3,848
	205,601	187,843	17,758	205,601	183,339	22,262

Lake Victoria Mining Company, Inc.
Notes to the Consolidated Financial Statements
June 30, 2015
(Expressed in US dollars)
(Unaudited)

5.	Accrued Expenses and Other Payables

Accrued expenses and other payables comprise the following:

	June 30,	March 31,
	2015	2015
	$	$
(a) Accrued payroll deductions in Canada	185,935	164,365
(b) Payroll deductions payable in Tanzania	137,112	150,083
(c) Corporation credit cards payable	1,870	3,168
	324,917	317,616

(a)	Accrued Payroll Deductions in Canada

At June 30, 2015, the Company accrued for payroll deductions on unpaid salaries in Canada in the amount of $185,935 (March 31, 2015 - $164,365). The accrued amounts will be transferred to accounts payable once the salaries are paid.

(b)	Payroll Deductions Payable in Tanzania

As of June 30, 2015 and March 31, 2015, the Company withheld Tanzanian payroll tax deductions of $137,112 and $150,083, respectively, which remain payable under the local tax law.

On May 8, 2015 the Company was served with notice of legal claim of a civil case in Tanzania by the Board of Trustees of National Social Security Fund in the amount of $18,463 (34,835,560 Tanzanian Schillings) plus 5% interest for statutory contributions. The Company is currently in negotiations regarding settlement of the claim. The amount claimed is included in the amounts accrued by the Company for contributions payable.

6.	Forward Gold Sales Liability

On January 23, 2014, the Company agreed to forward sell a portion of its future gold production from the Kinyambwiga project (see Note 8(a)) to finance the capital costs of establishing a gold mine.

During the year ended March 31, 2015, it was established that the Company would not be able to meet the physical delivery terms for the existing forward gold sales contracts in the foreseeable future (no change in assessment as of June 30, 2015). As of March 31, 2015, an aggregate amount of $103,269 received by the Company during the years ended March 31, 2015 and 2014 was reclassified from deferred revenue to forward gold sales liability and accounted for as a derivative liability. The Company made offers to the parties who forward purchased gold without any penalty interest or common share convertibility clause to either extend the delivery date under the contract, or settle an obligation in common shares of the Company. As of June 30, 2015, all of the contracts were extended for 12 months.

A reconciliation of the changes in the forward gold sales liability is as follows:

Amount
Balance, as at March 31, 2015	$128,777
Fair value adjustment	3,176

Balance, as at June 30, 2015	$131,953

The investments of subscribers for the forward gold sales contracts are secured by in-ground gold assets. The Company also committed to allocate a minimum of twenty-five percent (25%) of the initial gold production from the Kunanga medium scale gold mining project and deliver such gold to the subscribers for the forward gold sales contracts. In addition, the Company has secured the contracts by issuing a pro rata security chattel agreement over the mining license area granted to the Company for the Kinyambwiga project. The pro rata portion securing the purchaser will be based on the percentage of five million dollars that the purchaser’s aggregate forward gold purchase in dollars represents of the total.

7.	Note Payable

On July 26, 2014, the Company signed a finance agreement for $12,140 at an annual rate of 15.95% for an 11- month period, payable in monthly installments of $1,104 for general liability insurance. On October 20, 2014, the Company amended the agreement and financed an additional $10,875 for directors and officers liability insurance. Total monthly installment payments increased to $2,546. As at June 30, 2015, the balance owing under the note payable was $Nil (March 31, 2015 – $3,947).

Lake Victoria Mining Company, Inc.
Notes to the Consolidated Financial Statements
June 30, 2015
(Expressed in US dollars)
(Unaudited)

8.	Mineral Property Acquisition and Exploration Costs

All of the Company’s mineral property interests are located in Tanzania.

The following is a continuity of mineral property acquisition costs incurred during the three months ended June 30, 2015:

	Kinyambwiga	Singida	Buhemba
	Project	Project	Project	Total
	$	$	$	$

March 31, 2015 and June 30, 2015	-	-	250,150	250,150

The following details mineral property exploration costs incurred and expensed during the three months ended June 30, 2014:

	Kinyambwiga	Singida	Other Projects	Total
	$	$	$	$
Camp, Field Supplies and Travel	5,773	710	120	6,603
Geological Consulting and
Wages	30,086	-	-	30,086
Study and Report	4,878	-	-	4,878
Vehicle and Fuel expenses	1,315	-	-	1,315
Other	6	-	-	6
Total	42,058	710	120	42,888

The following details mineral property exploration costs incurred and expensed during the three months ended June 30, 2015:

	Kinyambwiga	Singida	Other Projects	Total
	$	$	$	$
Camp, Field Supplies and Travel	865	2,983	215	4,063
Geological Consulting and
Wages	22,313	-	-	22,313
Study and Report	-	-	-	-
Vehicle and Fuel expenses	-	133	-	133
License Payments	15,360	-	-	15,360
Total	38,538	3,116	215	41,869

a)	Musoma Bunda - Kinyambwiga Project:

The Musoma Bunda Gold Project comprises of three prospecting licenses that are located on the eastern side of Lake Victoria.

The Kinyambwiga project is part of the Musoma Bunda Gold Project. On May 4, 2009, Kilimanjaro completed a Property Acquisition Agreement (the “Geo Can Agreement”) with Geo Can. As a part of the Geo Can Agreement, the Company owns 100% interest of the Kinyambwiga project’s one prospecting license and 24 primary mining licenses (PMLs). The Kinyambwiga Gold Project is about 208 kilometers northeast of the city of Mwanza in northern Tanzania.

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

Lake Victoria Mining Company, Inc.
Notes to the Consolidated Financial Statements
June 30, 2015
(Expressed in US dollars)
(Unaudited)

8.	Mineral Property Acquisition and Exploration Costs (continued)

On August 3, 2012, the Company announced that it intends to offer up to 120 units of royalty at $25,000 per unit to raise up to $3,000,000 from participants by selling up to 60% of the net proceeds of gold production of the Company’s Kinyambwiga gold project through royalty purchase agreements. Each unit will entitle the holder to receive ½ of 1 percent (1/2%) of the net production proceeds from small scale mining operations up to 60% of the net proceeds of gold production. Cumulative to June 30, 2015 and March 31, 2015, the Company has received subscription payments totaling $1,125,000 for 45 units which is recognized in other income.

The Company agreed to forward sell a portion of its future gold production from Kinyambwiga project to finance the capital costs of establishing the Kunanaga Medium Scale Gold Mine. As of June 30, 2015, the Company has forward sold 112.37 oz of gold for the total consideration of $103,269 (see Note 6).

b)	Singida Project

On May 15, 2009, the Company signed a Mineral Financing Agreement with one director of the Company authorizing him, on behalf of the Company, to acquire Primary Mining Licenses (“PMLs”) in the Singida area. As of February 7, 2011, this director has entered into Mineral Properties Sales and Purchase agreements and addendums with various PML owners to acquire PMLs in the Singida area. Cumulative to June 30, 2015 and March 31, 2015, the Company has acquired a 100% interest in 23 PMLs and 20 PMLs with a 3% net smelter production royalty payments.

c)	Buhemba Project

Buhemba Project consists of one prospecting license that is a part of the Geo Can Agreement. The total consideration paid for the license was $112,150, of which $89,650 was paid on April 29, 2011 and $22,500 was paid on July 14, 2011. In June 2011, the Company also paid a finder’s fee of $30,000 in cash and issued 400,000 common shares with a fair value of $108,000.

9.	Capital Stock

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of June 30, 2015, the Company has not issued any preferred stock.

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

On June 24, 2015, the Company granted 4,320,000 stock options to directors and officers of the Company. The stock options have been granted pursuant to the terms of the Company’s 2010 Stock Option Plan. The options are exercisable at a price of $0.051 for a term of three years and vest immediately upon issuance. The weighted average grant date fair value of stock options granted during the three months ended June 30, 2015 was $0.0499 per option. During the three months ended June 30, 2015, the Company recorded a stock-based compensation of $215,688 for these stock options.

Lake Victoria Mining Company, Inc.
Notes to the Consolidated Financial Statements
June 30, 2015
(Expressed in US dollars)
(Unaudited)

10.	Stock Options and Warrants (continued)

The weighted average assumptions used in the Black-Scholes valuation model were as follows:

	Three Months Ended
	June 30,	June 30,
	2015	2014
Expected dividend yield	-	-
Risk-free interest rate	1.06%	-
Expected volatility	368%	-
Expected option life (in years)	3.00	-

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Life	Intrinsic
	Options	Price	(years)	Value
		$		$
Outstanding, March 31, 2015	10,000,000	0.07	1.50	–
Expired	(4,920,000)	0.15	NA	–
Granted	4,320,000	0.051	NA	–
Outstanding, June 30, 2015	9,400,000	0.06	2.79	–

At June 30, 2015, the Company did not have any unvested options.

11.	Supplemental Cash Flow Information

	Three Months Ended
	June 30,
	2015	2014
	$	$
Non-cash Investing and Financing Activities

Supplemental Disclosures
Interest paid	82	212
Income tax paid	–	–

12.	Commitments

a)

On May 11, 2010, the Company entered into an agreement with a consultant for services as a Senior Geological Consultant. The Company’s original agreement was amended on October 21, 2010 and on December 23, 2012. Under the amended agreement, the Company is committed to:

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

c)

During the years ended March 31, 2015 and 2014, the Company entered into forward gold sales agreements to sell a total of 112.37 oz of gold from the future gold production from the Kinyambwiga project (see Note 6). Under these agreements, the Company committed to deliver the specified quantities of gold with delivery dates ranging from December 2014 through November 2015. As of June 30, 2015, all of the delivery dates have been extended by 12 months.

Lake Victoria Mining Company, Inc.
Notes to the Consolidated Financial Statements
June 30, 2015
(Expressed in US dollars)
(Unaudited)

12.	Commitments (continued)

The forward gold sales agreements for 31.94 oz of gold with delivery dates ranging from December 2014 through April 2015 have a clause in the agreements whereby the Company’s failure to meet the minimum monthly production and monthly gold distribution schedules specified in the agreements results in a penalty premium equal to the US Bond Interest Rate per annum of the remaining balance of the distributable gold. As at June 30, 2015, the Company did not accrue a penalty premium payable under these agreements as the amount of penalties payable was minimal. The remaining forward gold sales agreements entered into subsequent to March 31, 2014 and accounting for 80.43 oz do not have the clauses of the interest penalty and the mandatory conversion into common stocks of the Company.

In addition, if the minimum production and gold distribution schedules are not met for six months out of nine consecutive months, the Company is required to convert the remaining gold deliverable to common shares based on the 30-day weighted average market price of the Company’s stock. As at June 30, 2015, the Company was not yet required to convert any gold deliverables into common stocks.

13.	Subsequent event

On August 12, 2015 the Board of Directors approved the cancellation of 750,000 stock options that were granted on February 13, 2015 with an exercise price of $0.06 per stock option expiring February 13, 2018.

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

Recent Corporate Developments

Since the commencement of the three months period ended June 30, 2015, we experienced the following significant corporate developments:

1.	Effective April 10, 2015, John Sutherland was appointed as a member of the Board of Directors and as a member and Chairman of the Company’s Audit Committee.

2.

Effective April 10, 2015, David Webb resigned as a member of the Board of Directors. Mr. Webb’s resignation was not as a result of any disagreement with the Company or with its board on any matter relating to the Company’s operations, policies or practices.

Our Current Business

We are an exploration stage corporation focused on acquiring, exploring and developing gold deposits in Tanzania, East Africa. We hold 3 prospective gold projects, consisting of one mining license, 2 Prospecting Licenses (PLs) and 43 Primary Mining Licenses (PMLs), within our Tanzania property portfolio, covering approximately 32.71 square kilometers (8,083 acres).

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

We maintain our registered agent’s office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business and administrative office is located at Suite 810 – 675 West Hastings Street, Vancouver, British Columbia, V6B 1N2, Canada. Our telephone number is 303.586.1390.

Prospective Gold Projects

The following is a brief overview of portfolio of prospective mineral properties, the exploration developments on them where applicable and some of the details of the historical option agreements for them. During the three months ended June 30, 2015, no exploration work was undertaken on any of the projects.

Prospective Projects and Properties

The following map is a gold project location map (Map 1). For a detailed listing see Licenses – Gold Projects and License List.

Map 1: Gold Project Location Map

Musoma Bunda Murangi Gold Project

The Musoma Bunda Murangi Project is comprised of 1 Prospecting and 1 Mining License, covering 9.12 and 5.12 square kilometers respectively.

No field exploration was undertaken during this reporting period on the Kinyambwiga (PL4653/2007).

Exploration Strategy

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

Although the Company completed a Technical report in compliance with Canadian National Instrument 43-101 prior to the September 2010 revised NI 43-101 code, the report was not submitted. Plans call for the report to be prepared under the revised NI 43-101 guidelines.

Buhemba Gold Projects: Kiabakari East (PL7142/2011)

The Kiabakari East Project is located approximately 55 kilometers southeast of Musoma town, in the Mara Region. The PL, covering 14.94 square kilometers and lying within the central part of the Musoma-Mara Greenstone Belt, was granted to Lake Victoria Resources by the Ministry of Mines in April 2011.

Future exploration

Metallurgical test work is to be undertaken on the oxide rock material taken from artisanal workings and from surface trenches as part of the scoping study. This tese work will help determine the viability of commencing an open pit/underground small scale mining operation at BIF Hill. Due to the moderate to steep easterly plunge of the gold a follow-up reverse circulation drill program has limited potential other than to evaluate a near surface resource and be unable to test east plunging down-dip extensions of the gold ore shoot. A substantial diamond drill program will be required to evaluate the easterly down plunging gold mineralization.

In order to obtain short term revenue for the project, a small scale open pit mining operation could be possible once an RC drill program has defined a near surface gold resource. Alternatively, in order to get a better understanding of the geology and gold mineralization, the Company could consider developing a north trending underground adit from the southern side at the base of the hill.

Handeni Gold Project

The Handeni Project, comprising of the Mkulima East Prospect (PL7148/2011) and covering a total area of 12.03 square kilometers, is located approximately 240 kilometers by road north-west of Dar es Salaam and some 30 kilometers south of Handeni town within the Handeni District. In 2015, the license was relinquished to the Tanzania Ministry of Energy and Minerals.

General

The following is a discussion and analysis of our plan of operation and results of operations for the three month period ended June 30, 2015, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Plan of Operation

As of June 30, 2015, we had approximately cash of $49,000 and working deficit of $1,783,000. We plan to spend approximately $400,000 for property compensation and $2,000,000 for development and production of small scale mining in Kinyambwiga project. We will need to raise additional funds to finance the activities on our projects. There is no assurance that such financing would be available at this time.

In September 2012, the Company offered a total of up to 120 royalty units to raise a gross amount of $3,000,000 for a small scale mining operation on the Kinyambwiga property. Each unit will entitle investors to receive ½ of 1 percent (1%) of the net proceeds of production from the small scale mining operation at Kinyambwiga. Up to 60% of the net proceeds of gold production are offered to investors. As of June 30, 2015 the Company received subscription payments of $1,125,000 for 45 units.

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

RESULTS OF OPERATIONS

Three Month Summary

	Three Months
	Ended
	June 30,
	2015	2014
Revenue	$-	$-
Expenses	425,976	291,612
Other income (expenses)	104,997	(15,905)
Net Income (Loss)	$(320,979)	$(307,517)

Revenue

We had no operating revenues for the three month period ended June 30, 2015 and 2014. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations.

Operating Costs and Expenses

The major components of our expenses for the three months ended June 30, 2015 and 2014 are outlined in the table below:

	Three Months Ended
	June 30,
	2015	2014

Amortization and depreciation	4,505	9,617
Exploration costs	41,869	32,386
General and administrative	22,513	67,606
Management and director fees	9,000	9,000
Professional fees	31,152	44,168
Salaries	94,830	122,829
Stock-based compensation	215,688	–
Travel and accommodation	6,419	6,006
Total Expenses	425,976	291,612

General and Administrative Expenses

The Company reported a loss of $320,979 for the three months ended June 30, 2015 compared with a loss of $307,517 for same period in fiscal 2014. The increased loss in the current period is mainly attributed to stock options compensation cost.

The $45,093 decrease in our general and administrative expenses for the three month period ended June 30, 2015 as compared to the same period in fiscal 2014 was primarily due to the decrease in office rent, communication expenses, promotion and shareholder relationship expenses.

Liquidity and Capital Resources

Working Capital

	June 30, 2015	March 31, 2015
Current Assets	$53,614	$161,878
Current Liabilities	1,837,105	1,844,582
Working Deficit	$(1,783,491)	$(1,682,704)

Cash Flows

Three Months Ended
June 30, 2015
Cash used in Operating Activities	$(97,483)
Cash used in Investing Activities	-
Cash provided by Financing Activities	(3,947)
Net Increase (Decrease) in Cash	$(101,430)

We had a cash balance of $49,100 and working deficit of $1,783,491 as of June 30, 2015 compared to cash of 150,530 and working deficit of 1,682,704 as of March 31, 2015. We anticipate that we will incur approximately $3,000,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Going Concern

The unaudited financial statements accompanying our quarterly report on Form 10-Q for the quarter ended June 30, 2015 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2015, we had a cash balance of approximately $49,000 and we estimate that we will require approximately $500,000 for general and administration costs and professional fees, and $400,000 for property compensations and holding and small-scale mining evaluation, development and production costs associated with our plan of operation over the next twelve months. We do not have sufficient funds for general and administration activities and planned mineral property acquisition and exploration activities and therefore we will be required to raise additional funds. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its shareholders.

The advancement of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We had a cash balance of approximately $49,000 and we estimate that we will require approximately $500,000 for general and administration costs and professional fees, and $400,000 for property compensation and acquisition holding and small-scale mining evaluation, development and production costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We intend to raise additional funds from another equity offering or loans. At the present time, we are attempting to raise additional money, but there is no assurance that we will be successful. If we need additional funds and are unable to raise them, we will have to suspend or cease operations until we succeed in raising additional funds.

Outstanding shares and options

As of August 14, 2015, we have 152,329,067 shares of common stock outstanding, 9,400,000 stock options outstanding.

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

  changes in input commodity prices and labor costs;
  availability and terms of financing;
  availability of labor, energy, transportation, equipment, and infrastructure;
  fluctuations in currency exchange rates;
  changes in anticipated tonnage, grade and metallurgical characteristics of the rock to be mined and processed;
  recovery rates of gold and other metals from the ore;
  difficulty of estimating construction costs over a period of years;
  weather and severe climate impacts; and
  potential delays related to social and community issues.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2016, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

No	Owners Name
S01	Pius Joackim Game in Parenership with Mustafa Kaombwe and Msua Mkumbo
S03	Mohamed Suleimani and Partners Plus Chombo, Alfred Joakim and Heri S. Mhula
S04	Maswi Marwa In Partnership with Robert Malando, Andrew Julius Marando and Mathew Melania
S05	John Bina Wambura in Partnership with Fabiano Lango
S06	Elizabeth Shango
S07	Athuman Chiboni in Partnership with Maswi Marwa and Robert Malando
S08	Malando Maywili in Partnership with Charles Mchembe
S09	Robert Malando
S10	Raymond Athumani Munyawi
S11	Jeremia K. Lulu in Partnership with Agnes Musa, Juma Shashu, Neema Safari, Neema Tungaraza, Safari Neema Tungaraza, Safari Meema and Simon Gidazada
S12	Heri S. Mhula and partners Samweli Sumbuka, Plus Gam and Shambulingole
S13	Limbu Magambo Nyoda and Partners Saba Joseph, Bakari Kahinda
S14	Shambuli Sumbuka in Partnership with Limbu Gambo

Exhibit
Number	Description

S15	Salama Mselemu
S16	John Bina Wambura in Partnership with Bosco Sevelin Chaila; Plus Game; Saimon Jonga
S17	John Bina Wambura in Partnership with Jumanne Mtemi; Anton Gidion; Bosco Sevelin Chaila; Plus Game; Saimon Jonga
S18	Limbu Magambo in Partnership with Pous GamI and Shambuli Sumbuka
S19	Lukas Mmary in Partnership with Henry Pajero, John Bina, Massanja Game, Mwajuma Joseph, Mwita Magita and Plus Game
S20	Maswi Marwa In Partnership with Shagida malando; Marwa Marwa; Benidict Mitti and Fred Mgongo
S21	Mustafa IDD Kaombwe
S22	Mustafa IDD Kaombwe in Partnership with Mahega Malugoyi; Julias Kamana; Ramadhani Lyanga and Abas Mustafa
S23	Ramadhani Mohamed Lyanga In partnership With Mustafa Kaombwe and Bethod Njega
S24	Ales David Kajoro in partnership with Henry Ignas; Daud Peter and Julias Charles Rugiga
S25	Joel Mazemle in Partnership with Christina Mazemle, Plus Chombo and Limbu Magambo Nyoda
S26	Idd Ismail in Partnership with Bakari Abdi, Elizabeth U. Yohana, Emanuel Marco, Hamisi Ramadhan, Husein Hasan, Mnaya Hosea, and Sanane Msigalali

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

10.18	Mineral Financing Agreement between the Company and Ahmed Magoma dated October 19, 2009~~*~~ (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.19	Property Purchase Agreement between Geo Can Resources Company Limited and
Kilimanjaro Mining Company, Inc dated May 5, 2009(incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.20	Amendment to Mineral Financing Agreement between the Company and Ahmed Magoma dated October 27, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.21	Declaration of Trust of Geo Can Resources Company Limited dated July 23, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2010)
10.22	Form of Subscription Agreement for non US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)
10.23	Form of Subscription Agreement for US Subscribers (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2011)
10.24	Consulting Agreement dated April 26, 2011 between David Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.25	Consulting Agreement dated April 26, 2011 between Roger Newell and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.26	Employment Agreement dated April 26, 2011 between Heidi Kalenuik and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.27	Employment Agreement dated April 26, 2011 between Ming Zhu and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2011)
10.28	Geita Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.29	Kalemela Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.30	North Mara Option Agreement dated May 6, 2011 between Otterburn Ventures Inc. and the Company (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)
10.31	Singida Option Agreement dated May 6, 2011 among Otterburn Ventures Inc., the Company and Ahmed Abubakar Magoma (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2011)

Exhibit
Number	Description
10.32	Form of Royalty Purchase Agreement (incorporated by reference from our Current Report on Form 8-K filed on September 13, 2012)
10.33	Finder’s Fee Agreement with Berkshire Investment Ltd (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 14, 2013)
10.34	Option Agreement with Ahmed Magoma dated December 11, 2012 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)
10.35	Strategic Partner Advisory Fee Agreement with Sattva Capital Corporation dated August 14, 2013(incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)
10.36	Amendment to option agreement with Ahmed Magoma dated August 1, 2013 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)
10.37	Consulting Agreement with Misac Noubar Nabighian dated October 1, 2013 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)
10.38	Financial advisory agreement with Stope Capital Advisors dated October 25, 2013 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2013)
10.39	Form of Forward Gold sale agreement (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 14, 2014)
10.40	Amended Form of Forward Gold sale agreement (incorporated by reference from our Annual Report on Form 10-K filed on June 30, 2014)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
21.1	List of Subsidiaries (incorporated by reference from our from our Annual Report on Form 10-K filed on June 30, 2015)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.2	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)
99.3	Disclosure Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on June 26, 2008)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE VICTORIA MINING COMPANY, INC.

By	/s/ David Kalenuik
David Kalenuik
President, and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2015

By	/s/ Ming Zhu
Ming Zhu
Chief Financial Officer
(Principal Accounting Officer and Principal
Financial Officer)

Date:	August 14, 2015